Form 10QSB
period 2001-09-30
GREER BANCSHARES INC
filed 2001-11-13
CIK 1145547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER 0-33021

                          GREER BANCSHARES INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

                 South Carolina                                57-1126200
                 --------------                                ----------
(State or Other Jurisdiction of Incorporation)               (I.R.S. Employer
                                                          Identification Number)


          1111 West Poinsett Street
                P.O. Box 1029                              (864) 877-2000
              Greer, SC  29650                             --------------
              ----------------                      (Issuer's Telephone Number)
  (Address of Principal Executive Offices)




Indicate by check mark whether the bank (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    X  YES            NO
                ---



State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

1,556,903    Shares outstanding on September 30, 2001
---------

Transitional Small Business Disclosure Format  (Check one):

             YES             X      NO
                            ---

                          GREER BANCSHARES INCORPORATED
                                      Index

PART I

FINANCIAL INFORMATION

ITEM 1
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000                                3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2001
and 2000                                                                                                  4
Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended
September 30, 2001 and 2000                                                                               5
Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30,
2001 and 2000                                                                                             6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000               7
Notes to Consolidated Financial Statements                                                                8


ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

PART II

OTHER INFORMATION

Item 1     Legal Proceedings                                                                              10
Item 2     Changes in Securities and Use of Proceeds                                                      10
Item 3     Defaults Upon Senior Securities                                                                10
Item 4     Submission of Matters to a Vote of Security Holders                                            10
Item 5     Other Information                                                                              10
Item 6     Exhibits and Reports on Form 8-K                                                               10

Signatures                                                                                                11



                          GREER BANCSHARES INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)





(dollars in thousands except share data)                                            SEPTEMBER 30,       DECEMBER 30,
                                                                                  ------------------- -----------------
           ASSETS                                                                        2001               2000
           ------                                                                        ----               ----

Cash and due from banks                                                           $         3,430     $         4,784
Investment securities                                                                      44,621              36,242
Net loans                                                                                 116,706             115,513
Premises and equipment, net                                                                 4,239               4,447
Real estate held for sale                                                                     773                 632
Federal funds sold                                                                          3,524                 130
Other assets                                                                                4,517               4,449
                                                                                   --------------      --------------

         Total assets                                                             $       177,810     $       166,197
                                                                                   ==============     ===============


   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                           $        15,923     $        15,006
   Interest bearing                                                                       112,281             112,008
                                                                                   --------------     ---------------
                                                                                          128,204             127,014
Notes payable to Federal Home Loan Bank                                                    31,734              23,290
Federal funds purchased                                                                         -                 900
Other liabilities                                                                           2,019               1,454
                                                                                   --------------      --------------
         Total liabilities                                                                161,957             152,658
                                                                                   --------------      --------------


Stockholders' equity:
   Common stock--par value $5 per share, 10,000,000 shares authorized, 1,556,903 and 1,478,081 shares issued and outstanding at September 30,
     2001 and December 2000, respectively                                                   7,784               7,390
   Additional paid in capital                                                               5,344               3,660
   Retained earnings                                                                        2,137               2,634
   Accumulated other comprehensive income                                                     588                (145)
                                                                                   --------------      ---------------
         Total stockholders' equity                                                        15,853              13,539
                                                                                   --------------      ---------------

         Total liabilities and stockholders' equity                               $       177,810     $       166,197
                                                                                   ==============     ================




The accompanying note is an integral part of these financial statements.

                          GREER BANCSHARES INCORPORATED
                        Consolidated Statements of Income
                                   (Unaudited)



(dollars in thousands except per share data)                         FOR THREE MONTHS             FOR NINE MONTHS
                                                                --------------------------- ----------------------------
                                                                  9/30/01       9/30/00        9/30/01       9/30/00
                                                                  -------       -------        -------       -------
Interest income:
   Loans (including fees)                                       $      2,378  $      2,444  $    7,387     $    6,842
   Investment securities:
     Taxable                                                             453           521       1,285          1,568
     Exempt from federal income tax                                      155           150         428            447
   Federal funds sold                                                     21             -          72              1
   Other                                                                   9             5          21             14
                                                                  ----------    ----------    --------       --------
         Total interest income                                         3,016         3,120       9,193          8,872
                                                                  ----------    ----------    --------       --------

Interest expense:
   Interest on deposit accounts                                        1,055         1,309       3,566          3,549
   Interest on other borrowings                                          418           466       1,226          1,191
                                                                  ----------    ----------    --------       --------
         Total interest expense                                        1,473         1,775       4,792          4,740
                                                                  ----------    ----------    --------       --------

         Net interest income                                           1,543         1,345       4,401          4,132

Provision for loan losses                                                 75            60         210            135
                                                                  ----------    ----------    --------       --------
         Net interest income after provision for
           loan losses                                                 1,468         1,285       4,191          3,997
                                                                  ----------    ----------    --------       --------

Non-interest income:
   Service charges on deposit accounts                                   239           154         688            387
   Other service charges                                                 164           114         454            356
   Gain (loss) on sale of investment securities                           (2)            0          16              0
   Gain on sale of real estate held for sale                               -             -           6              -
   Other operating income                                                113           101         348            261
                                                                  ----------    ----------    --------       --------
         Total non-interest income                                       514           369       1,512          1,004
                                                                  ----------    ----------    --------       --------

Non-interest expenses:
   Salaries and employee benefits                                        609           578       1,897          1,765
   Occupancy and equipment                                               167           140         489            416
   Postage and supplies                                                   21            17          66             55
   Other operating expenses                                              392           324       1,126            964
                                                                  ----------    ----------    --------       --------
         Total non-interest expenses                                   1,189         1,059       3,578          3,200
                                                                  ----------    ----------    --------       --------

         Income before income taxes                                      793           595       2,125          1,801

Provision for income taxes                                               238           162         620            495
                                                                  ----------    ----------    --------       --------

         Net income                                             $        555  $        433  $    1,505     $    1,306
                                                                  ==========    ==========   =========       ========

Basic net income per share of common stock                      $       0.37  $       0.28  $     1.01     $     0.87
                                                                 ===========   ===========    ========       ========

Diluted net income per share of common stock                    $       0.36  $       0.28  $      .99     $     0.86
                                                                  ==========    ==========    ========       ========


The accompanying note is an integral part of these financial statements.

                          GREER BANCSHARES INCORPORATED
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)




(dollars in thousands)                        FOR THREE MONTHS                  FOR NINE MONTHS
                                          09/30/01        09/30/00         09/30/01        09/30/00
                                         -----------     -----------      -----------     ------------

NET INCOME                               $      555      $      433       $    1,505      $    1,306

Other comprehensive income
  Net change in unrealized gains on
  securities available-for-sale, net of         439             333              733             304
     tax
                                         -----------     -----------      -----------     ------------


COMPREHENSIVE INCOME                     $      994      $      766       $    2,238      $     1,610
                                         ===========     ===========      ===========     ============






The accompanying note is an integral part of these financial statements.


                                         GREER BANCSHARES INCORPORATED
                            Consolidated Statements of Changes in Stockholders' Equity
                               For the Nine Months Ended September 30, 2001 and 2000
                                                  (Unaudited)


                                                                                        Accumulated
(dollars in thousands except                        Additional                              Other               Total
share data)                           Common         Paid-In          Retained         Comprehensive       Stockholders
                                       Stock         Capital          Earnings            Income              Equity
                                      --------     ------------    ---------------    ----------------     --------------

Balances at 12/31/1999                $ 7,116        $  2,609         $   2,181           $ (722)            $ 11,184

Cash in lieu of fractional
  shares (stock dividend)                                                    (9)                                   (9)

Cash Dividend  ($.35 per share)                                            (501)                                 (501)

Stock exercised pursuant
  to stock option plan                      56            112                                                     168

Issuance of
  Stock Dividend (3%)                      213            894            (1,107)

Unrealized Gains/(Losses)
  on investment securities                                                                     304                304

Net Income                                                                1,306                                 1,306
                                      --------     ------------    ---------------    ----------------     --------------
Balances at 9/30/2000                    7,385          3,615             1,870               (418)            12,452
                                      ========     ============    ===============    ================     ==============

Balances at 12/31/2000                   7,390          3,660             2,634               (145)            13,539

Cash in lieu of fractional
  shares (stock dividend)                                                    (9)                                   (9)

Stock exercised pursuant
  to stock option plan                      25             60                                                      85

Issuance of
  Stock Dividend (5%)                      369          1,624            (1,993)

Unrealized Gains/(Losses)
  on investment securities                                                                     733                733

Net Income                                                                1,505                                 1,505
                                      --------     ------------    ---------------    ----------------     --------------
Balances at 9/30/2001                 $ 7,784        $  5,344         $   2,137            $   588           $ 15,853
                                      ========     ============    ===============    ================     ==============




The accompanying note is an integral part of these financial statements.


                          GREER BANCSHARES INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


  (dollars in thousands)                                                               FOR THE NINE MONTHS ENDED
                                                                               ------------------------------------
                                                                                   09/30/01            09/30/00
                                                                               ------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                        $      1,505       $     1,306
  Cash provided by operating activities
    Depreciation                                                                             340               254
    Gain on sale of securities                                                               (16)                0
    Provision for possible loan loss                                                         210               135
    Decrease (increase) in accrued interest receivable                                        65               (94)
    Increase in other assets                                                                (222)             (259)
    Increase in accrued interest payable                                                      13               575
    (Decrease) increase in miscellaneous liabilities                                         184               213
                                                                               ------------------------------------

        Net cash provided by operating activities                                          2,079             2,130
                                                                               ------------------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of securities                                                     9,683             1,949
  Purchase of securities                                                                 (16,790)             (247)
  Net increase in federal funds sold                                                      (3,394)             (610)
  Proceeds from sale of premises and equipment                                                 0              (195)
  Purchase of Bank-Owned Life Insurance                                                        0            (1,415)
  Net increase in loans                                                                   (1,545)          (15,330)
  Capital expenditures                                                                      (132)             (470)
                                                                               ------------------------------------

        Net cash used for investing activities                                           (12,178)          (16,318)
                                                                               ------------------------------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                 1,190            12,120
  Net proceeds (repayment) of notes payable FHLB                                           8,443             2,333
  Net proceeds (repayment) of federal funds purchased                                       (900)              175
  Cash dividends and fractional shares paid                                                   (9)             (510)
  (Purchase) Redemption of FHLB stock                                                        (64)                0
  Proceeds from issuance of stock through options                                             85               169
                                                                               ------------------------------------

        Net cash provided by financing activities                                          8,745            14,287
                                                                               ------------------------------------

        Net increase (decrease) in cash and due from banks                                (1,354)               99

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                        $      4,784       $     4,578
                                                                               ------------------------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                              $      3,430       $     4,677
                                                                               ====================================

CASH PAID FOR
  Income taxes                                                                      $        664       $       501
                                                                               ====================================
  Interest                                                                          $      4,779       $     4,165
                                                                               ====================================




The accompanying note is an integral part of these financial statements.

                          GREER BANCSHARES INCORPORATED
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

In July 2001, Greer Bancshares Incorporated was formed as the bank holding company for Greer State Bank ("the Bank"). All of the outstanding common shares of the Bank were exchanged for common stock of the holding company. The only current activity of the holding company is to hold its investment in the Bank. The accompanying financial statements include the accounts of the holding company and its subsidiary. (herein referred to as "the Company").

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with U. S. generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statement of comprehensive income for the nine-month period ended September 30, 2001 is not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2000 which are included in the Form 10-KSB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL - The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risk associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions.

The following discussion and analysis is intended to assist in understanding the financial condition and the results of operations of the Company. References to the "Company" include Greer Bancshares Incorporated and/or the Bank as appropriate.

RESULTS OF OPERATIONS - Greer Bancshares Incorporated and its wholly owned subsidiary, Greer State Bank reported consolidated net income of $555,000 or $0.36 per diluted share for the quarter ended September 30, 2001, compared to $433,000 or $0.29 per diluted share for Greer State Bank for the third quarter of 2000. This is an increase of 28.2%. Earnings for the first nine months of 2001 were $1,505,000, compared with $1,306,000 for the same period in 2000, an increase of 15.2%.

The increase in earnings is due primarily to a reduction in the Bank's cost of funds, a significant increase in non-interest income, and management's ability to control overhead expenses. The cost of funds has declined by 117 basis points in the first nine months of the year, and non-interest income as a percentage of total income has increased from 13.2% to 16.4% during the same period. The Bank's efficiency ratio has declined during the year by 174 basis points to

57.7%, which indicates income has increased while overhead expenses have been held relatively stable. The significant rise in non-interest income is the result of increases in service charges, as well as increases in income related to the Bank's Business Manager program (financing of accounts receivable) and its alternative investments program. Most of the increase in service charges can be attributed to the Bank's new Overdraft Privilege program, which was started in August 2000.

FINANCIAL CONDITION - Total assets were $177.8 million at September 30, 2001, compared to $166.2 million at December 31, 2000, a year-to-date increase of 7.0%. Loan demand "softened" early in 2001, resulting in an opportunity to purchase additional investment securities. The investment portfolio increased by approximately $8.4 million (23%) in the first nine months. The soft loan demand and the significant decline in interest rates during the period allowed management to concentrate on lowering the Bank's cost of funds, and lengthening the average maturity of the Bank's liabilities. Funding objectives have been to attract core deposits while also extending the average term of liabilities through borrowings from the Federal Home Loan Bank. Management has focused on lowering the Bank's cost of funds by meeting its funding needs through wholesale funding or gathering of deposits, whichever is most cost effective at the time funding is needed. A challenge that lies ahead for management is to effectively manage the growth of the Bank, while maintaining an acceptable net interest margin.

As of September 30, 2001, total loans outstanding had only grown $1.2 million for the period. Non-performing loans totaled only .33% of total loans, compared with .38% at December 31, 2000. Adjustable rate loans totaled 41.4% of the Bank's loan portfolio, compared with 36.8% at the end of 2000. The growth in adjustable rate loans will benefit the Bank's earnings when interest rates begin to rise. The Bank is slightly asset-sensitive, and therefore, is positioned to benefit from rising interest rates.

The Bank continues to promote deposit growth by offering competitive interest rates on certificates of deposit, as well as considering new products, such as a 90-day money market time deposit that was introduced this year. The "Better than Free" checking account with Automated Overdraft Privilege, which was introduced in August of 2000, has attracted additional interest-free deposits for the Bank.

On February 15, 2001 the Bank began providing Internet banking services and has over 600 customers enrolled to transact business via the web. The Bank's web site offers customers the ability to transact business functions such as transferring funds from one account to another, making loan payments, viewing account balances, viewing account transaction history and exporting account information into personal financial software.

The Bank has invested significantly in facilities, people, and technology over the past few years, and is well positioned to provide exceptional service to its customers for many years.

LIQUIDITY AND CAPITAL RESOURCES - The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, and repayments on mortgage-backed securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.

At September 30, 2001, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at September 30, 2001, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

                            PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Bank is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Bank.

ITEM 2 CHANGES IN SECURITIES

Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
          3.1 Articles of Incorporation of Greer Bancshares Incorporated filed on May 5, 2001 in the office of the Secretary of State of South Carolina(1)
          3.2  By-Laws of Greer Bancshares Incorporated (1)

(b)      Current Reports on Form 8-K
During the quarter ended September 30, 2001, one report on Form 8-K was filed. On August 17, 2001 Financial Statements as of June 30, 2001 were filed as
Exhibit 99.1






(1)  Incorporated by reference to the Registration Statement on Form 8-A

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GREER BANCSHARES INCORPORATED



Date:  November 9, 2001     /s/  R. Dennis Hennett
                            ---------------------------------------------
                            R. Dennis Hennett
                            President & Chief Executive Officer



Date:  November 9, 2001     /s/  J. Richard Medlock, Jr.
                            ---------------------------------------------
                            J. Richard Medlock, Jr.
                            Senior Vice President & Chief Financial Officer