Form 10-Q
period 2002-03-31
GREER BANCSHARES INC
filed 2002-05-15
CIK 1145547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER 0-33021

                          GREER BANCSHARES INCORPORATED
                          -----------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         South Carolina                                    57-1126200
         --------------                                    ----------
   (State or Other Jurisdiction                          (I.R.S. Employer
       of Incorporation)                               Identification Number)

      1111 West Poinsett Street
          P.O. Box 1029                                    (864) 877-2000
        Greer, SC  29650                           (Issuer's Telephone Number)
(Address of Principal Executive Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES NO



The number of outstanding shares of the issuer's $5.00 par value common stock as of March 31, 2002 was 1,559,229.



Transitional Small Business Disclosure Format  (Check one):

            |_|    YES            |X|     NO


                          GREER BANCSHARES INCORPORATED
                                      Index

PART I

FINANCIAL INFORMATION

ITEM 1
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of  March 31, 2002 and December 31, 2001                                   3
Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001                      4
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2002
and 2001                                                                                                  5
Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31,
2002 and Twelve Months ended December 31, 2001                                                            6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001                  7
Notes to Consolidated Financial Statements                                                                8


ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk                                                10

PART II

OTHER INFORMATION

Item 1     Legal Proceedings                                                                              10
Item 2     Changes in Securities and Use of Proceeds                                                      10
Item 3     Defaults Upon Senior Securities                                                                10
Item 4     Submission of Matters to a Vote of Security Holders                                            10
Item 5     Other Information                                                                              11
Item 6     Exhibits and Reports on Form 8-K                                                               11

Signatures                                                                                                11





                          GREER BANCSHARES INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)




(dollars in thousands except share data)                                              MARCH 31,         DECEMBER 31,
                                                                                  ------------------- -----------------
           ASSETS                                                                        2002               2001
           ------                                                                        ----               ----

Cash and due from banks                                                           $         7,582     $         7,421
Investment securities                                                                      49,141              49,755
Net loans                                                                                 108,838             113,115
Premises and equipment, net                                                                 4,503               4,618
Real estate held for sale                                                                     685                 685
Federal funds sold                                                                          7,559                 150
Other assets                                                                                4,376               4,308
                                                                                   --------------      --------------

         Total assets                                                             $       182,684     $       180,052
                                                                                   ==============      ==============



   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                           $        17,145     $        16,857
   Interest bearing                                                                       116,172             114,314
                                                                                   --------------      --------------
                                                                                          133,317             131,171
Notes payable to Federal Home Loan Bank                                                    31,595              31,615
Federal funds purchased                                                                         -                   -
Other liabilities                                                                           1,397               1,340
                                                                                   --------------      --------------
         Total liabilities                                                                166,309             164,126
                                                                                   --------------      --------------


Stockholders' equity:
   Common stock--par value $5 per share, 10,000,000 shares authorized, 1,559,229 and 1,557,528 shares issued and outstanding at March 31,
     2002 and December 31, 2001, respectively                                               7,796               7,788
   Additional paid in capital                                                               5,348               5,345
   Retained earnings                                                                        3,329               2,758
   Accumulated other comprehensive income                                                     (98)                 35
                                                                                   --------------      --------------
         Total stockholders' equity                                                        16,375              15,926
                                                                                   --------------      --------------

         Total liabilities and stockholders' equity                               $       182,684     $       180,052
                                                                                   ==============      ==============




The accompanying note is an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                        Consolidated Statements of Income
                                   (Unaudited)



(dollars in thousands except per share data)                                           FOR THREE MONTHS
                                                                                  ---------------------------
                                                                                    3/31/02       3/31/01
Interest income:
   Loans (including fees)                                                         $      2,094  $      2,543
   Investment securities:
     Taxable                                                                               426           384
     Exempt from federal income tax                                                        195           128
   Federal funds sold                                                                       22            34
   Other                                                                                    24            32
                                                                                    ----------    ----------
         Total interest income                                                           2,761         3,121
                                                                                    ----------    ----------

Interest expense:
   Interest on deposit accounts                                                            685         1,319
   Interest on other borrowings                                                            393           413
                                                                                    ----------    ----------
         Total interest expense                                                          1,078         1,732
                                                                                    ----------    ----------

         Net interest income                                                             1,683         1,389

Provision for loan losses                                                                   45            60
                                                                                    ----------    ----------
         Net interest income after provision for
           loan losses                                                                   1,638         1,329
                                                                                    ----------    ----------

Non-interest income:
   Service charges on deposit accounts                                                     258           220
   Other service charges                                                                    38            43
   Gain (loss) on sale of investment securities                                             30            13
   Other operating income                                                                  192           216
                                                                                    ----------    ----------
         Total non-interest income                                                         518           492
                                                                                    ----------    ----------

Non-interest expenses:
   Salaries and employee benefits                                                          716           653
   Occupancy and equipment                                                                 219           186
   Postage and supplies                                                                     57            55
   Other operating expenses                                                                364           309
                                                                                    ----------    ----------
         Total non-interest expenses                                                     1,356         1,203
                                                                                    ----------    ----------

         Income before income taxes                                                        800           618

Provision for income taxes                                                                 229           175
                                                                                    ----------    ----------

         Net income                                                               $        571  $        443
                                                                                    ==========    ==========

Basic net income per share of common stock                                        $       0.37  $       0.29
                                                                                   ===========   ===========

Diluted net income per share of common stock                                      $       0.36  $       0.28
                                                                                    ==========    ==========


The accompanying note is an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)


(dollars in thousands)                                                              FOR THREE MONTHS
                                                                                 03/31/02       03/31/01
                                                                                -----------    -----------

NET INCOME                                                                      $      571     $      443

Other comprehensive income
  Net change in unrealized gains (losses) on
  securities available-for-sale, net of tax                                           (114)           342

 Less reclassification adjustments for
 gains included in net income                                                          (19)            (8)
                                                                                -----------    -----------

COMPREHENSIVE INCOME                                                            $      438     $      777
                                                                                ===========    ===========







The accompanying note is an integral part of these consolidated financial statements.


                                                   GREER BANCSHARES INCORPORATED
                                      Consolidated Statements of Changes in Stockholders' Equity
                          For the Three Months Ended March 31, 2002 and Twelve Months Ended December 31, 2001
                                                           (Unaudited)


                                                                                        Accumulated
                                                   Additional                              Other               Total
(dollars in thousands except          Common         Paid-In          Retained         Comprehensive       Stockholders
 share data                            Stock         Capital          Earnings            Income              Equity
                                      --------     ------------    ---------------    ----------------     --------------

Balances at 12/31/2000                $ 7,391        $  3,660         $   2,634           $ (145)            $ 13,540

Net Income                                                                2,126                                 2,126

Cash in lieu of fractional
  shares (stock dividend)                                                    (9)                                   (9)

Stock exercised pursuant
  to stock option plan                     28              61                                                      89

Issuance of stock dividend (5%)           369           1,624            (1,993)                                    -

Unrealized Gains/(Losses)
  on investment securities                                                                     191                 191
  Less reclassification
adjustments for
  gains included in net income                                                                 (11)                (11)
                                      --------     ------------    ---------------    ----------------     --------------

Balances at 12/31/2001                   7,788          5,345             2,758                 35              15,926

Net Income                                                                  571                                    571

Stock exercised pursuant
  to stock option plan                       8              3                                                       11

Unrealized Gains/(Losses)
  on investment securities                                                                    (114)               (114)
  Less reclassification
adjustments for
  gains included in net income                                                                 (19)                (19)

Balances at 3/31/2002                 $ 7,796        $  5,348         $   3,329            $   (98)           $ 16,375
                                      ========     ============    ===============    ================     ==============











The accompanying note is an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


  (dollars in thousands)                                                              FOR THE THREE MONTHS ENDED
                                                                               ------------------------------------
                                                                                   03/31/02            03/31/01
                                                                               ------------------------------------
OPERATING ACTIVITIES
  Net Income                                                                        $        571       $       443
  Cash provided by operating activities
    Depreciation                                                                             141               114
    Gain on sale of securities                                                               (30)              (13)
    Provision for possible loan loss                                                          45                60
    Decrease (increase) in accrued interest receivable                                        73                 6
    Increase in other assets                                                                 (80)             (290)
    Increase in accrued interest payable                                                    (190)              153
    (Decrease) increase in miscellaneous liabilities                                         269               251
                                                                               ------------------------------------

        Net cash provided by operating activities                                            799               724
                                                                               ------------------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of securities, available-for-sale                                 9,390             2,817
  Purchase of securities, available-for-sale                                              (8,962)           (5,398)
  Net increase in federal funds sold                                                      (7,409)             (656)
  Net (increase) decrease in loans                                                         4,232            (2,757)
  Capital expenditures                                                                       (26)              (11)
                                                                               ------------------------------------

        Net cash used for investing activities                                            (2,775)           (6,005)
                                                                               ------------------------------------

FINANCING ACTIVITIES
  Net increase in deposits                                                                 2,146               832
  Net proceeds (repayment) of notes payable FHLB                                             (20)            6,481
  Net proceeds (repayment) of federal funds purchased                                          0              (900)
  (Purchase) Redemption of FHLB stock                                                          0               (15)
  Proceeds from issuance of stock through options                                             11                35
                                                                               ------------------------------------

        Net cash provided by financing activities                                          2,137             6,433
                                                                               ------------------------------------

        Net increase (decrease) in cash and due from banks                                   161             1,152

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                        $      7,421       $     4,784
                                                                               ------------------------------------

CASH AND DUE FROM BANKS, END OF PERIOD                                              $      7,582       $     5,936
                                                                               ====================================

CASH PAID FOR
  Income taxes                                                                      $         55       $        28
                                                                               ====================================
  Interest                                                                          $      1,268       $     1,579
                                                                               ====================================






The accompanying note is an integral part of these consolidated financial statements.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with U. S. generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the three-month period ended March 31, 2002 is not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001 which are included in the Form 10.


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

RESULTS OF OPERATIONS - Greer Bancshares Incorporated and its wholly owned subsidiary, Greer State Bank reported consolidated net income of $571,000 or $0.36 per diluted share for the quarter ended March 31, 2002, compared to $443,000 or $0.28 per diluted share for Greer State Bank for the first quarter of 2001. This is an increase of 28.9%.

The increase in earnings is due primarily to a significant reduction in the Bank's cost of funds, an increase in non-interest income, and management's ability to control overhead expenses. The cost of funds has declined by 197 basis points in the past twelve months, and non-interest income as a percentage of total income has increased from 13.6% to 15.8% during the same period. The Bank's efficiency ratio has declined year-to-date by 182 basis points to 58.6%, which indicates income has increased while overhead expenses have been held relatively stable. The rise in non-interest income is the result of increases in service charges, as well as increases in origination fees related to the Bank's Mortgage Loan Investor program. Most of the increase in service charges can be attributed to the Bank's Overdraft Privilege program.

FINANCIAL CONDITION - Total assets were $182.7 million at March 31, 2002, compared to $180 million at December 31, 2001, a year-to-date increase of 1.5%. Loan demand was "soft" during 2001 and continued to be throughout the first three months of 2002 resulting in an opportunity to purchase additional investment securities. The investment portfolio increased by approximately $9.7 million (24.7%) during the past twelve months. The soft loan demand and the significant decline in interest rates during the period allowed management to continue to concentrate on lowering the Bank's cost of funds, and lengthening the average maturity of the Bank's liabilities. Funding objectives have been to attract longer term core deposits. Management has focused on lowering the Bank's cost of funds by meeting its funding needs through wholesale funding or gathering of deposits, whichever is most cost effective at the time funding is needed. A challenge that lies ahead for management is to effectively manage the growth of the Bank, while maintaining an acceptable net interest margin.

As of March 31, 2002, total loans outstanding declined by $4.2 million for the period. Non-performing loans totaled .55% of total loans, compared with .30% at December 31, 2001. Adjustable rate loans totaled 45.6% of the Bank's loan portfolio, compared with 43.9% at the end of 2001. The growth in adjustable rate loans will benefit the Bank's earnings when interest rates begin to rise. The Bank is positioned to benefit from rising interest rates.

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

On February 15, 2001 the Bank began providing Internet banking services and has over 900 customers enrolled to transact business via the web. The Bank's web site offers customers the ability to transact business functions such as transferring funds from one account to another, making loan payments, viewing account balances, viewing account transaction history, paying bills on-line and exporting account information into personal financial software.

The Bank has invested significantly in facilities, people, and technology over the past few years, and is well positioned to provide exceptional service to its customers for many years.

PROVISION FOR LOAN LOSSES - The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

The provision for loan losses charged to operations during the three months ended March 31, 2002 was $45,000, compared to $60,000 for the three months ended March 31, 2001. The decrease in the Company's provision for loan losses for the first quarter 2002 is partly attributable to some diminishment of the strong loan growth experienced by the Company's banking subsidiary during 2001 and first quarter 2002 and reflective of the Company's overall credit quality.

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

At March 31, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at March 31, 2002, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company's financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company's business activities.

The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2002, on a cumulative basis through 12 months, rate-sensitive liabilities exceeded rate-sensitive assets by $5.2 million. This liability-sensitive position is largely attributable to the Company's Certificates of Deposits and NOW/MMDA accounts, which totaled $43.4 million and $10.2 million, respectively, at March 31, 2002, and will reprice within one year. This assumption that the Company's NOW accounts may reprice within one year may or may not hold true, as the Company believes that its NOW accounts are generally not price-sensitive.

                            PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

ITEM 2 CHANGES IN SECURITIES
Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5 OTHER INFORMATION
None


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
3.1 Articles of Incorporation of Greer Bancshares Incorporated filed on May 5, 2001 in the office of the Secretary of State of South Carolina (1)
3.2  By-Laws of Greer Bancshares Incorporated (1)

(b)  Current Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2002.




                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GREER  BANCSHARES INCORPORATED
                                  ------------------------------



Date:  May 14, 2002         /s/ R. Dennis Hennett
                            ---------------------------------------------
                            R. Dennis Hennett
                            President & Chief Executive Officer



Date:  May 14, 2002         /s/ J. Richard Medlock, Jr.
                            ---------------------------------------------
                            J. Richard Medlock, Jr.
                            Senior Vice President & Chief Financial Officer








--------
(1)      Incorporated by reference to the Registration Statement on Form 10