Form 10-Q
period 2002-06-30
GREER BANCSHARES INC
filed 2002-08-14
CIK 1145547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 0-33021

                          GREER BANCSHARES INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

            South Carolina                          57-1126200
            --------------                          ----------
            (State or Other                       (I.R.S. Employer
     Jurisdiction of Incoporation)              Identification Number)


         1111 West Poinsett Street
             P.O. Box 1029                        (864) 877-2000
            --------------                        ---------------
            Greer, SC 29650                  (Issuer's Telephone Number)
            ----------------
   (Address of Principal Executive Offices)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X  YES     NO
                                  ---     ---



The number of outstanding shares of the issuer's $5.00 par value common stock as of June 30, 2002 was 1,605,718.



Transitional Small Business Disclosure Format  (Check one):

             YES             X  NO
         ---                ---

                          GREER BANCSHARES INCORPORATED
                                      Index

PART I

FINANCIAL INFORMATION

ITEM 1
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of  June 30, 2002 and December 31, 2001         3

Consolidated Statements of Income for the Three and Six Months Ended
June 30, 2002 and 2001                                                         4

Consolidated Statements of Comprehensive Income for the Three and Six
Months Ended June 30, 2002 and 2001                                            5
Consolidated Statements of Changes in Stockholders' Equity for the Six
Months Ended June 30, 2002 and Twelve Months ended December 31, 2001           6
Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2002 and 2001                                                         7
Notes to Consolidated Financial Statements                                     8


ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of
Operations                                                                     8

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk                    10

PART II

OTHER INFORMATION

Item 1     Legal Proceedings                                                  11
Item 2     Changes in Securities and Use of Proceeds                          11
Item 3     Defaults Upon Senior Securities                                    11
Item 4     Submission of Matters to a Vote of Security Holders                11
Item 5     Other Information                                                  11
Item 6     Exhibits and Reports on Form 8-K                                   11

Signatures                                                                    12

Management Certification                                                      13

                          GREER BANCSHARES INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)





(dollars in thousands except share data)          JUNE 30,         DECEMBER 31,
                                             --------------    -----------------
           ASSETS                                  2002               2001
           ------                                  ----               ----

Cash and due from banks                      $        5,852     $         7,421
Investment securities                                56,612              49,755
Net loans                                           108,939             113,115
Premises and equipment, net                           4,475               4,618
Real estate held for sale                               819                 685
Federal funds sold                                    1,429                 150
Other assets                                          4,111               4,308
                                              --------------      --------------

         Total assets                       $       182,237     $       180,052
                                              ==============      ==============



   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                     $        19,001     $        16,857
   Interest bearing                                 114,595             114,314
                                              --------------      --------------
                                                    133,596             131,171
Notes payable to Federal Home Loan Bank              30,476              31,615
Other liabilities                                     1,202               1,340
                                              --------------      --------------
         Total liabilities                          165,274             164,126
                                              --------------      --------------


Stockholders' equity:
   Common stock--par value $5 per share,
     10,000,000 shares authorized, 1,605,718
     and 1,557,528 shares issued and
     outstanding at June 30, 2002 and
     December 31, 2001, respectively                  8,029               7,788
   Additional paid in capital                         6,340               5,345
   Retained earnings                                  2,058               2,758
   Accumulated other comprehensive income               536                  35
                                              --------------      --------------
         Total stockholders' equity                  16,963              15,926
                                              --------------      --------------

         Total liabilities and
           stockholders' equity             $       182,237     $       180,052
                                              ==============      ==============










The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
                        Consolidated Statements of Income
                                   (Unaudited)



(dollars in thousands except
per share data)                        FOR THREE MONTHS         FOR SIX MONTHS
INTEREST INCOME:                      6/30/02    6/30/01      6/30/02    6/30/01
                               -------------------------------------------------
Loans (including fees)                $1,959      $2,478       $4,053     $5,021
Investment Securities:
  Taxable                                407         383          835        767
  Exempt from federal income tax         238         145          433        273
Federal funds sold                        17          17           39         51
Other                                     34          33           56         65
                               -------------------------------------------------
            Total interest income      2,655       3,056        5,416      6,177

INTEREST EXPENSE:
Interest on deposit accounts             613       1,192        1,298      2,511
Interest on other borrowings             399         395          792        808
                                ------------------------------------------------
            Total interest expense     1,012       1,587        2,090      3,319

            Net interest income        1,643       1,469        3,326      2,858

Provision for loan losses                113          75          158        135
                               -------------------------------------------------
    Net interest income after
    provision for loan losses          1,530       1,394        3,168      2,723

NON-INTEREST INCOME:
Service charges for deposit
accounts                                 276         229          534        449
Other service charges                     45          52           83         95
Gain(loss) on sale of investment
securities                               (10)          5           20         18
Other operating income                   180         220          372        436
                               -------------------------------------------------
           Total non-interest income     491         506        1,009        998

NON-INTEREST EXPENSES:
Salaries and employee benefits           702         635        1,418      1,288
Occupancy and equipment                  223         181          442        367
Postage and supplies                      58          62          115        117
Other operating expenses                 399         308          763        617
                               -------------------------------------------------
          Total non-interest expenses  1,382       1,186        2,738      2,389

          Income before income taxes     639         714        1,439      1,332

PROVISION FOR INCOME TAXES:               69         207          298        382
                               -------------------------------------------------

                   Net Income           $570        $507       $1,141       $950
                               =================================================

BASIC NET INCOME PER SHARE OF
COMMON STOCK                           $0.36       $0.31        $0.73      $0.59
                               =================================================

DILUTED NET INCOME PER SHARE
OF COMMON STOCK                        $0.36       $0.31        $0.72      $0.58
                               =================================================


The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                      FOR THREE MONTHS          FOR SIX MONTHS
                                    6/30/02     6/30/01      6/30/02     6/30/01
                                  ----------------------------------------------

NET INCOME (LOSS)                    $570        $507         $1,141       $950

Other comprehensive
income(loss), net of tax
  Unrealized Holding Gains
  (Losses) on Investment
  Securities                          628         (37)           513        305
  Less Reclassification Adjustments
  for (Gains) Losses Included in
  Net Income                            6          (3)           (12)       (11)
                                  ----------------------------------------------
                     Subtotal         634         (40)           501        294
                                  ----------------------------------------------

COMPREHENSIVE INCOME               $1,204        $467         $1,642     $1,244
                                  ==============================================

































The accompanying notes are an integral part of these consolidated financial statements.


                         GREER BANCSHARES INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
 For the Six Months Ended June 30, 2002 and Twelve Months Ended December 31, 2001
                                   (Unaudited)



                                                          Additional                    Accumulated       Total
(dollars in thousands except share          Common          Paid-In        Retained     Other Comp.    Stockholders
data)                                        Stock          Capital        Earnings        Income         Equity
                                        -----------------------------------------------------------------------------
Balances at 12/31/2000                           $7,391          $3,660         $2,634         ($145)        $13,540

Net Income                                                                       2,126                         2,126
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on
    investment portfolio                                                                         191             191
  Less reclassification adjustments for
    (gains) losses included in net                                                               (11)            (11)
income
                                                                                                      ---------------
Comprehensive Income                                                                                           2,306
Cash in lieu of fractional
 shares (stock dividend)                                                            (9)                           (9)
Stock exercised pursuant
  to stock option plan                               28              61                                           89
Issuance of
  Stock Dividend (5%)                               369           1,624         (1,993)
                                                                                                                   -
                                        -----------------------------------------------------------------------------
Balances at 12/31/2001                           $7,788          $5,345         $2,758            $35        $15,926

Net Income                                                                       1,141                         1,141
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on
    investment portfolio                                                                          513            513
  Less reclassification adjustments for
    (gains) losses included in net                                                                (12)           (12)
income
                                                                                                      ---------------
Comprehensive Income                                                                                           1,642
Cash in lieu of fractional
 shares (stock dividend)                                                            (9)                           (9)
Stock exercised pursuant
  to stock option plan                               47             140                                          187
Issuance of
  Stock Dividend (2.5%)                             194             855         (1,049)
                                                                                                                   -
Issuance of
  Cash Dividend ($.50 per share)                                                  (783)                         (783)
                                        -----------------------------------------------------------------------------
Balances at 6/30/2002                            $8,029          $6,340         $2,058           $536        $16,963
                                        =============================================================================







The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(dollars reported in thousands)                             FOR SIX MONTHS
                                                        ------------------------
                                                        06/30/02      06/30/01
                                                        ------------------------
OPERATING ACTIVITIES
  Net Income                                             $1,141            $950
  Cash provided by operating activities
    Depreciation                                            288             226
    Gain on sale of securities                              (20)            (18)
    Provision for possible loan loss                        158             135
    Decrease (increase) in accrued interest receivable       15               2
    Decrease (increase) in other assets                    (131)           (118)
    (Decrease) increase  in accrued interest payable       (201)             84
    (Decrease) increase in miscellaneous liabilities         63             154
                                                       -------------------------

        Net cash provided by operating activities         1,313           1,415
                                                       -------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of securities                   18,549           5,928
  Purchase of securities                                (24,572)        (11,939)
  Net increase in federal funds sold                     (1,279)         (2,190)
  (Purchase) Redemption of FHLB stock                         0             (64)
  Net (increase) decrease in loans                        3,884          (1,998)
  Capital expenditures                                     (145)            (51)
                                                        ------------------------

        Net cash used for investing activities           (3,563)        (10,314)
                                                        ------------------------


FINANCING ACTIVITIES
  Net increase in deposits                                2,425           3,079
  Net proceeds (repayment) of notes payable FHLB         (1,139)          8,462
  Net proceeds (repayment) of federal funds purchased         0            (900)
  Cash dividends and fractional shares paid                (792)              0
  Proceeds from issuance of stock through options           187              52
                                                        ------------------------

        Net cash provided by financing activities           681          10,693
                                                        ------------------------

        Net (decrease) increase in cash and due from
        banks                                            (1,569)          1,794

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD              7,421           4,784
                                                        ------------------------


CASH AND DUE FROM BANKS, END OF PERIOD                   $5,852          $6,578
                                                        ========================

CASH PAID FOR

  Income taxes                                             $421            $396
                                                        ========================

  Interest                                               $2,291          $3,235
                                                        ========================

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with U. S. generally accepted accounting principles. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2001 which are included in the Form 10.

NOTE 2 - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share amounts have been restated for the effect of a 2.5% stock dividend declared in 2002.

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

RESULTS OF OPERATIONS - Greer Bancshares Incorporated (the Company) and its wholly owned subsidiary, Greer State Bank (the Bank) reported consolidated net income of $570,000 or $0.36 per diluted share for the quarter ended June 30, 2002, compared to $507,000 or $0.31 per diluted share for Greer State Bank for the second quarter of 2001. This is an increase of 12.4%. Year-to-date net income through June 30, 2002 was $1,141,000, or $0.72 per diluted share, compared to $950,000, or $0.58 per diluted share, for the first six months of 2001, an increase of 20%.

The increase in Company earnings is due primarily to a significant reduction in the Bank's cost of funds, an increase in non-interest income, and management's ability to control overhead expenses. The cost of funds has declined by 161 basis points in the past twelve months, and non-interest income as a percentage of total income has increased from 16.2% to 18.9% during the same period. The Bank's efficiency ratio is almost unchanged from twelve months ago, increasing only 16 basis points to 59.7%. The increase in the efficiency ratio was due primarily to a major upgrade to the Bank's core processing computer system. The rise in non-interest income is the result of increases in service charges, as well as increases in origination fees related to the Bank's Mortgage Loan Investor program. Most of the increase in service charges can be attributed to the Bank's Overdraft Privilege program.

FINANCIAL CONDITION - Total assets were $182.2 million at June 30, 2002, compared to $180 million at December 31, 2001, a year-to-date increase of 1.2%. Loan demand was "soft" during 2001 and continued to be throughout the first half of 2002 resulting in an opportunity to purchase additional investment securities. The investment portfolio increased by approximately $13.8 million (32.2%) during the past twelve months. The soft loan demand and the significant decline in interest rates during the period allowed management to continue to concentrate on lowering the Bank's cost of funds, and lengthening the average maturity of the Bank's liabilities. Funding objectives have been to attract longer term core deposits. Management has focused on lowering the Bank's cost of funds by meeting its funding needs through wholesale funding or gathering of deposits, whichever is most cost effective at the time funding is needed. When the economy begins to "heat up" and rates begin to rise, management will be challenged to effectively manage the growth of the Bank, while maintaining an acceptable net interest margin.

As of June 30, 2002, total loans outstanding declined by $3.9 million for the period, due primarily to mortgage loan refinancing and small business owners' concerns about the economy. Non-performing loans totaled .68% of total loans, compared with .30% at December 31, 2001. Adjustable rate loans totaled 48.6% of the Bank's loan portfolio, compared with 43.9% at the end of 2001. The growth in adjustable rate loans will benefit Company earnings when interest rates begin to rise due to the Bank being positioned to benefit from rising interest rates.

The Bank continues to promote deposit growth by offering competitive interest rates on certificates of deposit, as well as promoting its new products, such as a 90-day money market time deposit that was introduced this year. The "Better than Free" checking account with Automated Overdraft Privilege continues to attract additional interest-free deposits for the Bank.

The Bank began providing Internet banking services in early 2001 and has almost 1,000 customers enrolled to transact business via the web. The Bank's web site offers customers the ability to transact business functions such as transferring funds from one account to another, making loan payments, viewing account balances, viewing account transaction history, paying bills on-line and exporting account information into personal financial software.

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

The provision for loan losses charged to operations during the three months ended June 30, 2002 was $113,000, compared to $75,000 for the three months ended June 30, 2001. Provision for loan losses charged to operations year-to-date through June 30, 2002 was $158,000, compared to $135,000 year-to-date through June 30, 2001, an increase of 17%. The increase in the Company's provision for loan losses for both the second quarter and year-to-date 2002 is attributable to the diminishment of the credit quality of two commercial borrowers. Management of the Company is in various stages of workout or liquidation of these non-performing assets.

LIQUIDITY AND CAPITAL RESOURCES - The Company's primary sources of funds are new deposits, proceeds from principal and interest payments on loans, repayments on mortgage-backed securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company's primary investing activity is loan originations. The Company maintains liquidity levels adequate to fund loan commitments, investment opportunities, deposit withdrawals and other financial commitments.

At June 30, 2002, management had no knowledge of any trends, events or uncertainties that will have or are reasonably likely to have material effects on the liquidity, capital resources or operations of the Company. Furthermore, at June 30, 2002, management was not aware of any current recommendations by the regulatory authorities that, if implemented, would have a material effect.

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

The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be repriced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2002, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $3.5 million. This asset-sensitive position is primarily attributable to the portion of the Company's loan portfolio that reprices with changes in the prime lending rate and the increase in mortgage-backed securities which have significant cash flow in the next twelve months.

                            PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
------------------------
The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

ITEM 2 CHANGES IN SECURITIES
----------------------------
Not Applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
--------------------------------------
Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------
The Annual Meeting of Stockholders of Greer Bancshares Incorporated was held on April 25, 2002. Two items were presented to stockholders for consideration. The first item of business was to set the Board of Directors at ten persons and elect three directors to hold office until the 2005 Annual Meeting of Stockholders, and elect one director to hold office until the 2003 Annual Meeting of Stockholders. The following chart details the number of votes cast for and withheld for each nominee:

NOMINEE                  FOR              WITHHELD           % OF VOTES CAST
-----------              ---              --------            ---------------
Gary M. Griffin        1,234,554            1,814                  99.85%
R. Dennis Hennett      1,234,554            1,814                  99.85%
David M. Rogers        1,233,832            2,536                  99.79%
Mark S. Ashmore        1,193,264           43,104                  96.51%

The second item of business presented to stockholders was to consider and vote upon the ratification of the appointment of Crisp Hughes Evans LLP as independent auditors for the Company for the current fiscal year. The following chart details the number of votes for, against and abstentions cast for Crisp Hughes Evans LLP:
           FOR           AGAINST           ABSTAIN            % OF VOTES CAST
           ---           -------           -------            ---------------
          1,226,866       1,204             8,298                  99.23%

ITEM 5 OTHER INFORMATION
------------------------
None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------
(a)  Exhibits

     3.1 Articles of Incorporation of Greer Bancshares Incorporated filed on May 5, 2001 in the office of the Secretary of State of South Carolina (see footnote 1)

     3.2  By-Laws of Greer Bancshares Incorporated (see footnote 1)

(b)  Current Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended June 30, 2002.



--------------------------
     1 Incoporated by reference to the Registration Statement on Form 10 under Commission file number 0-33021.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GREER  BANCSHARES INCORPORATED
                            ------------------------------


Date:  August 13, 2002        /s/ R. Dennis Hennett
                            ---------------------------------------------
                            R. Dennis Hennett
                            President & Chief Executive Officer



Date:  August 13, 2002        /s/ J. Richard Medlock, Jr.
                            ---------------------------------------------
                            J. Richard Medlock, Jr.
                            Senior Vice President & Chief Financial Officer

                       Certificate Pursuant to Section 906
                        Of the Sarbanes-Oxley Act of 2002

     The undersigned Chief Executive Officer and Chief Financial Officer of Greer Bancshares Incorporated (the "Company"), hereby certify that to the best of their knowledge:

 1. The Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

     The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SS. 1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaim any undertaking to update such certifications except as required by law.

Date:  August 13, 2002.


                            GREER  BANCSHARES INCORPORATED
                            ------------------------------


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