Form 10-Q
period 2002-09-30
GREER BANCSHARES INC
filed 2002-11-14
CIK 1145547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES NO




The number of outstanding shares of the issuer's $5.00 par value common stock as of September 30, 2002 was 1,605,818.



Transitional Small Business Disclosure Format  (Check one):

             YES    [X]           NO    |_|


                          GREER BANCSHARES INCORPORATED
                                      Index

PART I

FINANCIAL INFORMATION

ITEM 1
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of  September 30, 2002 and December 31, 2001                               3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001         4
Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30,
2002 and 2001                                                                                             5
Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30,
2002 and Twelve Months ended December 31, 2001                                                            6
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001               7
Notes to Consolidated Financial Statements                                                                8

ITEM 2
Management's Discussion and Analysis of Financial Condition and Results of Operations                     8

ITEM 3
Quantitative and Qualitative Disclosures about Market Risk                                                13

ITEM 4
Controls and  Procedures                                                                                  13

PART II

OTHER INFORMATION

Item 1     Legal Proceedings                                                                              14
Item 2     Changes in Securities and Use of Proceeds                                                      14
Item 3     Defaults Upon Senior Securities                                                                14
Item 4     Submission of Matters to a Vote of Security Holders                                            14
Item 5     Other Information                                                                              14
Item 6     Exhibits and Reports on Form 8-K                                                               14

Signatures                                                                                                15

Certifications                                                                                       16 - 18





                          GREER BANCSHARES INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)





(dollars in thousands except share data)                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                  ------------------- -----------------
           ASSETS                                                                        2002               2001
           ------                                                                        ----               ----

Cash and due from banks                                                           $         7,559     $         7,421
Investment securities                                                                      63,963              49,755
Net loans                                                                                 107,969             113,115
Premises and equipment, net                                                                 4,351               4,618
Real estate held for sale                                                                     637                 685
Federal funds sold                                                                          1,455                 150
Other assets                                                                                4,274               4,308
                                                                                   --------------      --------------

         Total assets                                                             $       190,208     $       180,052
                                                                                   ==============      ==============



   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                                           $        18,655     $        16,857
   Interest bearing                                                                       115,532             114,314
                                                                                   --------------      --------------
                                                                                          134,187             131,171
Notes payable to Federal Home Loan Bank                                                    35,956              31,615
Other liabilities                                                                           1,858               1,340
                                                                                   --------------      --------------
         Total liabilities                                                                172,001             164,126
                                                                                   --------------      --------------


Stockholders' equity:
   Common stock--par value $5 per share, 10,000,000 shares authorized, 1,605,818 and 1,557,528 shares issued and outstanding at September 30,
     2002 and December 31, 2001, respectively                                               8,029               7,788
   Additional paid in capital                                                               6,341               5,345
   Retained earnings                                                                        2,659               2,758
   Accumulated other comprehensive income                                                   1,178                  35
                                                                                   --------------      --------------
         Total stockholders' equity                                                        18,207              15,926
                                                                                   --------------      --------------

         Total liabilities and stockholders' equity                               $       190,208     $       180,052
                                                                                   ==============      ==============







The accompanying notes are an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                        Consolidated Statements of Income
                                   (Unaudited)



(dollars in thousands except per share data)                        FOR THREE MONTHS          FOR NINE MONTHS
INTEREST INCOME:                                                 9/30/02      9/30/01      9/30/02      9/30/01
                                                            ----------------------------------------------------
Loans (including fees)                                            $1,993       $2,384       $6,046       $7,405
Investment Securities:
  Taxable                                                            444          420        1,279        1,187
  Exempt from federal income tax                                     267          155          700          428
Federal funds sold                                                     6           21           45           72
Other                                                                 26           36           82          101
                                                            ----------------------------------------------------
                   Total interest income                           2,736        3,016        8,152        9,193

INTEREST EXPENSE:
Interest on deposit accounts                                         601        1,055        1,899        3,566
Interest on other borrowings                                         412          418        1,204        1,226
                                                            ----------------------------------------------------
                  Total interest expense                           1,013        1,473        3,103        4,792

                    Net interest income                            1,723        1,543        5,049        4,401

Provision for loan losses                                             75           75          233          210
                                                            ----------------------------------------------------
    Net interest income after provision for loan losses            1,648        1,468        4,816        4,191

NON-INTEREST INCOME:
Service charges for deposit accounts                                 277          239          811          688
Other service charges                                                 60           54          143          149
Gain(loss) on sale of investment securities                           19           (2)          39           16
Other operating income                                               172          223          544          659
                                                            ----------------------------------------------------
                 Total non-interest income                           528          514        1,537        1,512

NON-INTEREST EXPENSES:
Salaries and employee benefits                                       693          609        2,111        1,897
Occupancy and equipment                                              223          188          665          555
Postage and supplies                                                  58           50          173          167
Other operating expenses                                             364          342        1,127          959
                                                            ----------------------------------------------------
                Total non-interest expenses                        1,338        1,189        4,076        3,578

                Income before income taxes                           838          793        2,277        2,125

PROVISION FOR INCOME TAXES                                           237          238          535          620
                                                            ----------------------------------------------------

                        Net Income                                  $601         $555       $1,742       $1,505
                                                            ====================================================

BASIC NET INCOME PER SHARE OF COMMON STOCK                         $0.38        $0.36        $1.10        $0.98
                                                            ====================================================

DILUTED NET INCOME PER SHARE OF COMMON STOCK                       $0.37        $0.35        $1.09        $0.97
                                                            ====================================================



The accompanying notes are an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)



                                                             FOR THREE MONTHS             FOR NINE MONTHS
                                                           9/30/02       9/30/01       9/30/02       9/30/01
                                                        ---------------------------------------------------------

NET INCOME                                                       $601          $555        $1,742         $1,505

Other comprehensive
income(loss), net of tax
  Unrealized Holding Gains (Losses) on
  Investment Securities                                           654           438         1,167            743
  Less Reclassification Adjustments for
  (Gains) Losses Included in Net Income                           (12)            1           (24)           (10)
                                                        ---------------------------------------------------------
                     Subtotal                                     642           439         1,143            733
                                                        ---------------------------------------------------------

COMPREHENSIVE INCOME                                           $1,243          $994        $2,885         $2,238
                                                        =========================================================

































The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
           Consolidated Statements of Changes in Stockholders' Equity
 For the Nine Months Ended September 30, 2002 and Twelve Months Ended December 31, 2001
                                   (Unaudited)


                                                          Additional                    Accumulated       Total
(dollars in thousands except share          Common          Paid-In        Retained     Other Comp.    Stockholders
data)                                       Stock           Capital        Earnings        Income         Equity
                                        -----------------------------------------------------------------------------
Balances at 12/31/2000                           $7,391          $3,660         $2,634         ($145)        $13,540

Net Income                                                                       2,126                         2,126
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on
    investment portfolio                                                                          191            191
  Less reclassification adjustments for
    (gains) losses included in net income                                                         (11)           (11)
                                                                                                      ---------------
Comprehensive Income                                                                                           2,306
Cash in lieu of fractional
 shares (stock dividend)                                                            (9)                           (9)
Stock exercised pursuant
  to stock option plan                               28              61                                           89
Issuance of
  Stock Dividend (5%)                               369           1,624         (1,993)                            -
                                        -----------------------------------------------------------------------------
Balances at 12/31/2001                           $7,788          $5,345         $2,758            $35        $15,926

Net Income                                                                       1,742                         1,742
Other Comprehensive Income, Net of Tax
  Unrealized Gains (Losses) on
    investment portfolio                                                                        1,167          1,167
  Less reclassification adjustments for
    (gains) losses included in net                                                               (24)           (24)
income
                                                                                                      ---------------
Comprehensive Income                                                                                           2,885
Cash in lieu of fractional
 shares (stock dividend)                                                            (9)                           (9)
Stock exercised pursuant
  to stock option plan                               47             141                                          188
Issuance of
  Stock Dividend (2.5%)                             194             855         (1,049)                            -
Issuance of
  Cash Dividend ($.50 per share)                                                  (783)                         (783)
                                        -----------------------------------------------------------------------------
Balances at 9/30/2002                            $8,029          $6,341         $2,659         $1,178        $18,207
                                        =============================================================================







The accompanying notes are an integral part of these consolidated financial statements.


                          GREER BANCSHARES INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


(dollars reported in thousands)                                                 FOR NINE MONTHS
                                                                          -----------------------------
                                                                            09/30/02      09/30/01
                                                                          -----------------------------
OPERATING ACTIVITIES
  Net Income                                                                    $1,742          $1,505
  Cash provided by operating activities
    Depreciation                                                                   434             340
    Gain on sale of securities                                                     (39)            (16)
    Provision for possible loan loss                                               233             210
    Decrease (increase) in accrued interest receivable                              22              64
    Decrease (increase) in other assets                                             25             265
    (Decrease) increase  in accrued interest payable                              (146)           (146)
    (Decrease) increase in miscellaneous liabilities                               (64)            272
                                                                          -----------------------------

        Net cash provided by operating activities                                2,207           2,494
                                                                          -----------------------------

INVESTING ACTIVITIES
  Proceeds from the sale of securities                                          22,496           9,682
  Purchase of securities                                                       (34,597)        (16,790)
  Net increase in federal funds sold                                            (1,305)         (3,394)
  (Purchase) Redemption of FHLB stock                                             (210)            (64)
  Net (increase) decrease in loans                                               4,961          (1,544)
  Capital expenditures                                                            (167)           (548)
                                                                          -----------------------------

        Net cash used for investing activities                                  (8,822)        (12,658)
                                                                          -----------------------------


FINANCING ACTIVITIES
  Net increase in deposits                                                       3,016           1,190
  Net proceeds (repayment) of notes payable FHLB                                 4,341           8,444
  Net proceeds (repayment) of federal funds purchased                                0            (900)
  Cash dividends and fractional shares paid                                       (792)             (9)
  Proceeds from issuance of stock through options                                  188              85
                                                                          -----------------------------

        Net cash provided by financing activities                                6,753           8,810
                                                                          -----------------------------

        Net (decrease) increase in cash and due from banks                         138          (1,354)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                                     7,421           4,784
                                                                          -----------------------------


CASH AND DUE FROM BANKS, END OF PERIOD                                          $7,559          $3,430
                                                                          =============================

CASH PAID FOR

  Income taxes                                                                    $747            $693
                                                                          =============================

  Interest                                                                      $3,249          $4,886
                                                                          =============================

The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

In July 2001, Greer Bancshares Incorporated was formed as the bank holding company for Greer State Bank ("the Bank"). All of the outstanding common shares of the Bank were exchanged for common stock of the holding company. The only current activity of the holding company is to hold its investment in the Bank. The accompanying financial statements include the accounts of the holding company and its subsidiary (herein referred to as "the Company").

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

RESULTS OF OPERATIONS

OVERVIEW
The Company reported consolidated net income of $601,000 or $0.37 per diluted share for the quarter ended September 30, 2002 compared to $555,000 or $0.35 per diluted share for the quarter ended September 30, 2001, an increase of 8.3%. Year-to-date net income through September 30, 2002 was $1,742,000 or $1.09 per diluted share compared to $1,505,000 or $0.97 per diluted share, for the first nine months of 2001, an increase of 15.7%.

INTEREST INCOME, INTEREST EXPENSE AND NET INTEREST INCOME
The largest contributor to the Company's net income is net interest income. Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses increased $180,000 or 11.7% to $1,723,000 for the quarter ended September 30, 2002 compared to $1,543,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, net interest income before provision for loan losses increased $648,000 or 14.7% to $5,049,000 compared to $4,401,000 for the nine months ended September 30, 2001. The Company's net interest margin for the three and nine months ending September 30, 2002 was 4.26% and 4.27%, respectively, compared to 3.87% and 3.89%, respectively, for the three and nine months ended September 30, 2001. The increase in net interest income and in the net interest margin was a result of the Company's cost of funds declining faster than the Company's yield on average earning assets and the net increase of $14.2 million in investment securities to the Company's investment portfolio through September 30, 2002.

The Company's total interest income for the quarter ended September 30, 2002 was $2,736,000 compared to $3,016,000 for the quarter ended September 30, 2001, a decrease of $280,000 or 9.3%. Total interest income for the nine months ended September 30, 2002 was $8,152,000 compared to $9,193,000 for the nine months ended September 30, 2001, a decrease of $1,041,000 or 11.3%. Interest and fees on loans is the largest component of total interest income and decreased $391,000 or 16.4% to $1,993,000 for the quarter ended September 30, 2002 compared to $2,384,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, interest and fees on loans decreased $1,359,000 to $6,046,000 or 18.4% compared to $7,405,000 for the nine months ended September 30, 2001. The decrease in interest and fees on loans is the direct result of the lower market interest rates that were experienced at the Company during the first nine months of 2002 when compared to the first nine months of 2001. The average yield on the Company's loan portfolio for the three and nine months ended September 30, 2002 was 6.83% and 6.80%, respectively, compared to 7.77% and 7.64%, respectively, for the three and nine months ended September 30, 2001.

The Company's total interest expense for the third quarter ended September 30, 2002 was $1,013,000 compared to $1,473,000 for the third quarter ended September 30, 2001, a decrease of $460,000 or 31.2%. Total interest expense for the nine months ended September 30, 2002 was $3,103,000 compared to $4,792,000 for the nine months ended September 30, 2001, a decrease of $1,689,000 or 35.2%. The largest component of the Company's total interest expense category is interest expense on deposits. For the third quarter ended September 30, 2002, interest expense on deposits was $601,000 compared to $1,055,000 for the quarter ended September 30, 2001, a decrease of $454,000 or 43.0%. For the nine months ended September 30, 2002, interest expense on deposits was $1,899,000 compared to $3,566,000 for the nine months ended September 30, 2001, a decrease of $1,667,000 or 46.7%. Interest expense on other borrowings is composed primarily of borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the quarter ended September 30, 2002, interest expense on other borrowings was $412,000 compared to $418,000 for the quarter ended September 30, 2001, a difference of $6,000 or 1.4%. For the nine months ended September 30, 2002, interest expense on other borrowings was $1,204,000 compared to $1,226,000 for the nine months ended September 30, 2001, a difference of $22,000 or 1.8%.

The significant decrease in interest expense on deposits is attributable to lower market interest rates paid on deposits at the Company. The cost of funds on interest-bearing deposits was 2.80% for the nine months ended September 30, 2002 compared to 3.96% for September 31, 2001. The small decrease in interest expense on other borrowings is a direct result of additional interest expense generated by increased borrowings from the Federal Home Loan Bank of Atlanta at lower market rates.

PROVISION FOR LOAN LOSSES
The amount charged to the provision for loan losses by the Company is based on management's judgment as to the amount required to maintain an allowance adequate to provide for losses inherent in the Company's loan portfolio.

The provision for loan losses charged to operations during the three and nine months ended September 30, 2002 was $75,000 and $233,000, respectively, compared to $75,000 and $210,000, respectively, for the three and nine months ended September 30, 2001. This represents an increase of $23,000 or 11.0% for the nine months ended September 30, 2002. The increase in the Company's provision for loan losses through September 30, 2002 is attributable to the diminishment of the credit quality of one commercial borrower of the Company and the current economic conditions.

NON-INTEREST INCOME
Non-interest income increased $14,000 or 2.7% to $528,000 for the quarter ended September 30, 2002 compared to $514,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, non-interest income increased $25,000 or 1.7% to $1,537,000 compared to $1,512,000 for the nine months ended September 30, 2001. Service charges for deposit accounts is the largest component of non-interest income and increased $123,000 to $811,000 or 17.9% for the nine months ended September 30, 2002 compared to $688,000 for the nine months ended September 30, 2001. This increase is attributable to an overdraft privilege product implemented by the Company in August 2000. Gains on sale of securities were $39,000 for the nine months ended September 30, 2002 compared to $16,000 for the nine months ended September 30, 2001.

NON-INTEREST EXPENSE
Total non-interest expense for the three months ended September 30, 2002 increased $149,000 or 12.5% to $1,338,000 compared to $1,189,000 for the three months ended September 30, 2001. Total non-interest expense for the nine months ended September 30, 2002 increased $498,000 or 13.9% to $4,076,000 compared to $3,578,000 for the nine months ended September 30, 2001. The largest component of non-interest expense, salaries and employee benefits, increased $84,000 or 13.8% to $693,000 for the three months ended September 30, 2002 compared to $609,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, salaries and employee benefits increased $214,000 or 11.3% to $2,111,000 compared to $1,897,000 for the nine months ended September 30, 2001. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel.

BALANCE SHEET REVIEW

LOANS
Outstanding loans represent the largest component of earning assets at 61.4% of total earning assets as of September 30, 2002. Gross loans totaled $108,868,000 as of September 30, 2002, a decrease of $5,495,000 or 4.8% compared to $114,363,000 as of December 31, 2001. The decrease is a direct result of the Company's mortgage loan refinances being directed to an outside investor mortgage program and small business owners' reduction in borrowing due to concerns about the economy.

Non-performing loans totaled 0.66% of total loans, compared with 0.30% at December 31, 2001. Adjustable rate loans totaled 51.6% of the loan portfolio as of September 30, 2002 compared to 43.9% as of December 31, 2001. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise.

The Company's loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's local market area.

The residential mortgage loan portfolio is predominantly comprised of loans extended for owner-occupied residential properties and are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest.

The commercial portion of the loan portfolio is diversified and includes loans secured by non-real estate collateral and commercial real estate. The non-real estate portion of the portfolio emphasizes loan collateralization with, but not limited to, inventory, equipment, vehicles and accounts receivable. The commercial real-estate portion of the portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Company. A significant portion of these loans are made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use.

The consumer portion of the loan portfolio consists of both secured and unsecured loans to individuals for household, family and other personal expenditures such as automobile financing, home improvements, recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses at September 30, 2002 was $899,000 or 0.83% of gross loans outstanding compared to $1,245,000 or 1.09% of gross loans outstanding at December 31, 2001. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company's loan portfolio for the purpose of identifying potential problem loans, external review by the Company's auditors and federal/state banking examiners, management's consideration of current economic conditions and other relevant risk factors in evaluating the adequacy of the allowance for loan losses.

At September 30, 2002 the Company had $720,000 in non-accruing loans, no restructured loans, $31,000 in loans more than ninety days past due and still accruing interest and $321,000 in Other Real Estate Owned. This compares to $346,000 in non-accruing loans, no restructured loans, $612 in loans more than ninety days past due and still accruing interest and $369,000 in Other Real Estate Owned at December 31, 2001. Non-performing loans consisted of $573,000 in mortgage loans, $132,000 in commercial loans and $15,000 in consumer loans at September 30, 2002. Non-performing assets as a percentage of loans and other real estate owned were 0.66% and 0.30% at September 30, 2002 and December 31, 2001, respectively.

Net charge-offs for the first nine months of 2002 were $578,000 compared to $59,000 at December 31, 2001. As a percentage of non-performing loans, the allowance for loan losses was 125% and 360% as of September 30, 2002 and December 31, 2001, respectively. The increase in charge-offs is attributable to the diminishment of the credit quality of one commercial borrower.

SECURITIES
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company's capital structure to accept nominal amounts of investment risk. As of September 30, 2002 investment securities totaled $63,963,000 or 36.4% of total earning assets. Investment securities increased $14,208,000 or 28.6% compared to $49,755,000 as of December 31, 2001. The increase in investment securities is attributable to the investment of excess deposits as well as borrowings from the Federal Home Loan Bank of Atlanta when market interest rates allowed an acceptable spread.

At September 30, 2002 the Company's investment securities classified as Available For Sale had an amortized cost of $54,941,000 and a market value of $56,857,000 for an unrealized gain of $1,916,000. Investment securities classified as Held To Maturity had an amortized cost of $7,106,000. This compares to an amortized cost of $49,697,000 and a market value of $49,755,000 for an unrealized gain of $58,000 as of December 31, 2001 for those investment securities classified as Available For Sale. The Company did not hold any investment securities classified as Held To Maturity as of December 31, 2001.

CASH AND DUE FROM BANKS
The Company's cash and due from banks increased $138,000 or 1.9% to $7,559,000 at September 30, 2002 compared to $7,421,000 at December 31, 2001. This increase is the result of increased deposits and soft loan demand.

DEPOSITS
The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $3,016,000 or 2.3% to $134,187,000 as of September 30, 2002 compared to $131,171,000 as of December 31, 2001.
Management believes that the primary reason for the increase was due to increased concerns by depositors in the poor performance and volatility of the stock market and the economy. As a result, depositors have shifted money into a more stable environment with less risk.

As a means of attracting additional deposits, the Company during the first part of 2002 entered into a program designed to gather deposits via the Internet. This is done to reduce the need for short-term funding through federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. As of September 30, 2002, those deposits generated via the Internet totaled $889,000. The Company did not have any brokered deposits as of September 30, 2002 and December 31, 2001.

At September 30, 2002 interest-bearing deposits comprised 86.1% of total deposits compared to 87.1% as of December 31, 2001. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

BORROWINGS
The Company's borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2002 and December 31, 2001 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $4,341,000 or 13.7% to $35,956,000 as of September 30, 2002 compared to $31,615,000 as of December 31, 2001. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.74% and 5.05% as of September 30, 2002 and December 31, 2001, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 6.57 years and 7.05 years as of September 30, 2002 and December 31, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measure of the Company's ability to provide funds to meet the needs of depositors and borrowers. The Company's primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company's mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At September 30, 2002 core deposits totaled $107,974,000 or 80.5% of the Company's total deposits, compared to $99,200,000 or 75.6% of the Company's total deposits as of December 31, 2001.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. Management believes its liquidity sources are adequate at this time and does not know of any trends that may result in the Company's liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of September 30, 2002.

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

The primary objective of Asset and Liability Management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2002, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $12.1 million. This asset-sensitive position is primarily attributable to the portion of the Company's loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities which have significant cash flow in the next twelve months.

ITEM 4. CONTROLS AND PROCEDURES

A. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required in our periodic SEC filings.

B. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                            PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS
The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

ITEM 2 CHANGES IN SECURITIES
None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5 OTHER INFORMATION
None

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits
3.1 Articles of Incorporation of Greer Bancshares Incorporated filed on May 5, 2001 in the office of the Secretary of State of South Carolina(1)
3.2      By-Laws of Greer Bancshares Incorporated (1)

(b)      Current Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended September 30, 2002.










(1) Incorporated by reference to the Registration Statement on Form 10 under Commission file number 0-33021.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GREER  BANCSHARES INCORPORATED



Dated:  November 12, 2002           /s/ R. Dennis Hennett
                                    ---------------------------------
                                    R. Dennis Hennett
                                    President & Chief Executive Officer




Dated:  November 12, 2002           /s/ J. Richard Medlock, Jr.
                                    ---------------------------------
                                    J. Richard Medlock, Jr.
                                    Sr. Vice President & Chief Financial Officer

                       CERTIFICATE PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

The undersigned Chief Executive Officer and Chief Financial Officer of Greer Bancshares Incorporated (the "Company"), hereby certify that to the best of their knowledge:

1. The Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods indicated.

     The foregoing certification is made solely for the purpose of complying with the requirements of Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. SS. 1350) and may not be relied upon by anyone for any other purpose. The undersigned expressly disclaim any undertaking to update such certifications except as required by law.


Dated: November 12, 2002

                          GREER BANCSHARES INCORPORATED
                          -----------------------------



/s/ R. Dennis Hennett                                /s/ J. Richard Medlock, Jr.
------------------------------                       -------------------------
R. Dennis Hennett                                    J. Richard Medlock, Jr.
President & Chief Executive Officer                  Sr. Vice President & Chief
                                                     Financial Officer

                     CERTIFICATE PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, R. Dennis Hennett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greer Bancshares Incorporated ;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002            /s/ R. Dennis Hennett
                                    -----------------------------------------
                                    R. Dennis Hennett
                                    President and Chief Executive Officer

I, J. Richard Medlock, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greer Bancshares Incorporated ;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c)  presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 12, 2002            /s/ J. Richard Medlock, Jr.
                                    -------------------------------------
                                    J. Richard Medlock, Jr.
                                    Sr. Vice President and
                                    Chief Financial Officer