Form 10-K
period 2002-12-31
GREER BANCSHARES INC
filed 2003-03-28
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina (State or other jurisdiction of incorporation or organization)	57-1126200 (I.R.S. Employer Identification No.)

1111 W. Poinsett Street, Greer, South Carolina (Address of Principal Executive Offices)	29650 (Zip Code)

Registrant’s telephone number, including area code: (864) 877-2000

Securities reed pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, Par Value $5.00 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]   No   [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   [   ]   No   [X]

The issuer’s revenues (total interest income plus noninterest income) for its most recent fiscal year was $13,896,882.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,319,530 shares) as of February 28, 2003 was approximately $35,627,310. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2003 was 1,606,729 shares of $5.00 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated by reference in this Form 10-K in Part II, Item 5 and Part III, Items 10 through 13.

PART I

Item 1. Description of Business

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to: significant increases in competitive pressure in the banking and financial services industries; changes in the interest rate environment which could reduce anticipated or actual margins; changes in political conditions or the legislative or regulatory environment; general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; changes occurring in business conditions and inflation; changes in technology; changes in monetary and tax policies; the level of allowance for loan loss; the rate of delinquencies and amounts of charge-offs; the rates of loan growth; adverse changes in asset quality and resulting credit risk-related losses and expenses; changes in the securities markets; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Greer Bancshares Incorporated was formed in July 2001 as a one-bank holding company for Greer State Bank. All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The only current activity of the holding company is to hold its investment in its banking subsidiary and it does not anticipate being traded on any exchange. The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions.

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center and is located at 601 North Main Street, Greer, South Carolina 29650. The third branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650.

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation, which allows customers who want to earn a higher rate of return on their money to invest in mutual funds, stock, annuities, etc. and is a wholly-owned subsidiary of the Bank. Trust, international, or correspondent banking services are not currently offered, nor contemplated at this time.

Location and Service Area

The Company’s banking subsidiary was organized for the primary purpose of serving local banking needs in Greer and in the small surrounding communities and has been primarily engaged in the business of attracting deposits from the general public and using the deposits to make commercial, consumer, and mortgage loans. In addition, deposits are also used to invest in acceptable investment securities as defined by Bank policy.

Greer is located approximately 13 miles east of Greenville, South Carolina and approximately 15 miles west of Spartanburg, South Carolina and has borders in both Greenville and Spartanburg counties of South Carolina. The population of Greer was 16,843 according to 2000 census data, which was an increase of 63.2% since the 1990 census.

Deposits

The Company offers a full range of banking services through its subsidiary, including checking, savings, and other time deposits of various types, loans for business, real estate, personal use, home improvements, automobiles, and a variety of other types of loans and services. In addition, drive-up, safe deposit, and night depository facilities are offered. The Bank solicits deposit accounts from individuals, businesses, associations and organizations and governmental authorities.

Lending Activities

General – The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses, and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans, other consumer loans, as well as a small amount in lease financing and obligations of state and political subdivisions. The lease financing is loans made to finance the leasing of equipment, and the obligations of state and political subdivisions consists of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets and ninety-three percent of the Bank’s loan portfolio is secured. As of December 31, 2002, 68% of the total loan portfolio is secured by real estate.

Commercial Loans - The commercial portion of the portfolio is diversified and includes loans secured by non-real estate collateral to various types of small to mid-sized businesses. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles, and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank must evaluate the quality of a company’s management, capitalization, and competition, as well as its profitability. The Bank manages the risk by dealing with locally-owned and managed businesses and by often requiring personal guarantees and collateral from owners and/or officers.

Commercial Real Estate Loans - The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans were made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use. Generally, the maximum loan-to-value ratio applicable to improved commercial properties is 85%. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1-4 family residences, commercial properties, and medical or business offices. The maximum loan-to-value ratio applicable to commercial and 1-4 family residential construction loans is 85%. There is not as much risk associated with commercial real estate as with other commercial loans, but more risk than 1-to-4 family residential mortgages. The Bank deals primarily with owner-occupied businesses, rather than speculative lease space. Limiting the loan-to-value ratio is another way the risk is managed.

Residential Real Estate Loans - The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest. The Bank is currently not booking fixed rate residential mortgages in-house, but is originating them (collecting an origination fee) and placing them with an investor. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 89.9%. The loan-to-value ratios on mortgages minimizes the risk on these loans.

Consumer Loans - The consumer loan portfolio consists of both secured and unsecured loans to individuals for household, family, and other personal expenditures such as automobile financing, home improvements, and recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization on principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have a banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management - The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities, and this allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. As of December 31, 2002, approximately 93% of the portfolio is secured. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral position. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates, and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2002, the legal lending limit amount for the Bank to lend to any one borrower was approximately $2,802,000.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic draft for various accounts. Automated Teller Machine (ATM) services are provided by STAR ATM Network, which allows access through ATM’s nationwide. The Bank has two drive-up ATM’s, located at its offices at 1111 W. Poinsett Street and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (TELEBANKER). The TELEBANKER system allows the Bank’s customers to access information concerning their accounts, transfer funds, and make payments by telephone.

The Bank also offers an internet online banking service. Its website is www.greerstatebank.com and the Bank believes that the website is attractive, functional and user friendly. Bank customers who have authorized access to the Bank’s website have the capability to make account inquiries, view account histories, transfer funds from one account to the other and make payments on outstanding loans. The Bank also offers bill payment services through its website which allows the Bank’s customers to pay their bills online.

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are 13 competitor bank branches (none of which are headquartered in Greer), one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of June 30, 2002, the Bank holds approximately 21.6% of the FDIC insured deposits in the Greer market.

Employees

As of December 31, 2002, the Bank employed sixty-five employees, fifty-four of whom are full-time. The Company does not have any employees other than its officers.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Gramm-Leach-Bliley Act

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

The Act is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects.

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

Greer Bancshares Incorporated

Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act.

The Bank Holding Company Act. Under the Bank Holding Company Act, the company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

•	banking and managing or controlling banks;

•	furnishing services to or performing services for its subsidiaries; and

•	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank;

•	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or

•	merging or consolidating with another bank holding company.

In addition, and subject to certain exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The company’s common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

•	making or servicing loans and certain types of leases;

•	engaging in certain insurance and discount brokerage activities;

•	performing certain data processing services;

•	acting in certain circumstances as a fiduciary or investment or financial adviser;

•	owning savings associations; and

•	making investments in certain corporations or projects designed primarily to promote community welfare.

The Federal Reserve Board imposes certain capital requirements on the company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the company is able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Greer State Bank — Dividends.” The company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank’s holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must receive the Board’s approval prior to engaging in the acquisition of banking or nonbanking institutions or assets, and we must file periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the company and its subsidiaries.

Greer State Bank

The Bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules.

The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

•	security devices and procedures;

•	adequacy of capitalization and loss reserves;

•	loans;

•	investments;

•	borrowings;

•	deposits;

•	mergers;

•	issuances of securities;

•	payment of dividends;

•	interest rates payable on deposits;

•	interest rates or fees chargeable on loans;

•	establishment of branches;

•	corporate reorganizations;

•	maintenance of books and records; and

•	adequacy of staff training to carry on safe lending and deposit gathering practices.

The South Carolina Board of Financial Institutions requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises, and furniture and fixtures. The FDIC requires the Bank to prepare quarterly reports on the bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Transactions With Affiliates and Insiders. The Bank is subject to the provisions of Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

•	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. Comments on the proposed rule were due by January 13, 2003.

Dividends. The Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Regulations” below.

Branching. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the Bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation has recently been passed which permits interstate branching. The new law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary federal regulator (this is the FDIC for our bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating, and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. We have not received any notice indicating that either the company or the bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under these guidelines, banks’ and bank holding companies’ assets are given risk-weights of 0%, 20%, 50%, or 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight applies. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

The federal bank regulatory authorities have also implemented a leverage ratio, which is equal to Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Currently, we qualify as “well capitalized.”

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

•	submit a capital restoration plan;

•	raise additional capital;

•	restrict their growth, deposit interest rates, and other activities;

•	improve their management;

•	eliminate management fees; or

•	divest themselves of all or a part of their operations.

Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

These capital guidelines can affect us in several ways. If we grow at a rapid pace, our capital may be depleted too quickly, and a capital infusion from the holding company may be necessary which could impact our ability to pay dividends. Our capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change our capital position in a relatively short period of time.

Failure to meet these capital requirements would mean that a bank would be required to develop and file a plan with its primary federal banking regulator describing the means and a schedule for achieving the minimum capital requirements. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. Description of Property

As of December 31, 2002 the Bank had three banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. In the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows located on the first floor. The vault contains 555 safe deposit boxes. The second floor consists of ten private offices, the Board of Directors’ room, a storage vault, a training facility, and a large work area which houses five modular work stations. A large basement was added to be used as a storage area for supplies and other items. The basement contains a locked storage vault and locked storage room. There are 101 parking spaces on the premises.

The operations functions (including data processing) are located at 601 North Main Street, Greer, South Carolina 29650 where a branch banking office is also located. The property was obtained from another financial institution in 1992. The banking office consists of two private offices, two customer service desks, four teller stations, and two drive-in teller windows. The cash vault contains 232 safe deposit boxes. The basement of the North Main Street building is used as the bookkeeping area of the Bank. It consists of 10 modular workstations, two private offices and a large storage vault.

On November 2, 1998, the Bank opened a full-service branch banking facility located on 2.27 acres at 871 South Buncombe Road, Greer, South Carolina 29650. The banking facility consists of three private offices, one customer service desk, three teller stations, two drive-in teller windows, four drive-through lanes, and a drive-up ATM. The cash vault contains 138 safe deposit boxes.

All buildings and properties are owned by the Bank without encumbrances and no property is currently leased.

Item 3. Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Security Holders Matters

In response to this Item, the information contained on page 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 entitled Stock Information and Dividend History is incorporated herein by reference. In addition, information under the sub-heading “Equity Compensation Plan Information” on page 14 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

Item 6. Selected Financial Data

In response to this Item, the information contained on page 8 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 9 through 22 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information contained on pages 12 through 13 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 entitled Interest Rate Sensitivity Analysis is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 23 through 38 of the Company’s Annual Report to Shareholders for the year ended December 31, 2002 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

PART III

Item 10. Directors and Executive Officers of the Registrant

In response to this Item, the information contained on pages 4 through 5 and page 9 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

Item 11. Executive Compensation

In response to this Item, the information contained on pages 10 and 13 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 8 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

In response to this Item, the information contained on page 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 is incorporated herein by reference.

Item 14. Controls and Procedures

A.     Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Chief Financial Officer, concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required in our periodic SEC filings.

B.     Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10, File No. 000-33021)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10, File No.000-33021)

10.1	Form of Greer State Bank Director Stock Incentive Plan

10.2	Form of Greer State Bank Employee Incentive Stock Option Plan

10.3	Form of Salary Continuation Plan for Executive Officer of Greer State Bank

10.4	Form of Director Deferred Compensation Plan

13	The Company’s 2002 Annual Report

21	Subsidiaries of the Company

24	Power of Attorney (contained herein as part of the signature pages).

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREER BANCSHARES INCORPORATED

By:	/s/ R. Dennis Hennett R. Dennis Hennett, President and Chief Executive Officer	Date: March 27, 2003

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Dennis Hennett, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary M. Griffin Gary M. Griffin, Director; Chairman	Date: March 27, 2003

Anthony C. Cannon, Director

/s/ David M. Rogers David M. Rogers, Director	Date: March 27, 2003

/s/ Mark S. Ashmore Mark S. Ashmore, Director	Date: March 27, 2003

/s/ Walter M. Burch Walter M. Burch, Director	Date: March 27, 2003

/s/ R. Dennis Hennett R. Dennis Hennett, Director	Date: March 27, 2003

/s/ Harold K. James Harold K. James, Director	Date: March 27, 2003

/s/ Paul D. Lister Paul D. Lister, Director	Date: March 27, 2003

/s/ Theron C. Smith III Theron C. Smith III, Director	Date: March 27, 2003

/s/ C. Don Wall C. Don Wall, Director	Date: March 27, 2003

/s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr. Chief Financial Officer (principal financial officer)	Date: March 27, 2003

CERTIFICATE PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, R. Dennis Hennett, certify that:

     1.     I have reviewed this annual report on Form 10-K of Greer Bancshares Incorporated;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ R. Dennis Hennett R. Dennis Hennett President and Chief Executive Officer

CERTIFICATE PURSUANT TO SECTION 302(a)
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Richard Medlock, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-K of Greer Bancshares Incorporated ;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 27, 2003

/s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr. Sr. Vice President and Chief Financial Officer

Exhibit List:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10, File No. 000-33021)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10, File No.000-33021)

10.1	Form of Greer State Bank Director Stock Incentive Plan

10.2	Form of Greer State Bank Employee Incentive Stock Option Plan

10.3	Form of Salary Continuation Plan for Executive Officer of Greer State Bank

10.4	Form of Director Deferred Compensation Plan

13	The Company’s 2002 Annual Report

21	Subsidiaries of the company

24	Power of Attorney (contained herein as part of the signature pages).