Form 10QSB
period 2003-03-31
GREER BANCSHARES INC
filed 2003-05-15
CIK 1145547

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2003

                        COMMISSION FILE NUMBER 000-33021

                          GREER BANCSHARES INCORPORATED
             (Exact Name of Registrant as Specified in Its Charter)

        South Carolina                            57-1126200
        --------------                            ----------
 (State or Other Jurisdiction             (I.R.S. Employer Identification
      of Incorporation)                                Number)


        1111 West Poinsett Street
          P.O. Box 1029                            (864) 877-2000
          Greer, SC 29650                          --------------
          ---------------                    (Issuer's Telephone Number)
  (Address of Principal Executive
              Offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X YES     NO
                                  ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the  Exchange Act). YES     NO X
                                                ---    ---


The number of outstanding shares of the issuer's $5.00 par value common stock as of May 14, 2003 was 1,609,379.

                          GREER BANCSHARES INCORPORATED
                                      Index

PART I

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 3 Consolidated Statements of Income for the Three Months Ended March 31,
   2003 and 2002                                                             4
Consolidated Statements of Comprehensive Income for the Three Months
   Ended March 31, 2003 and 2002                                             5
Consolidated Statements of Changes in Stockholders' Equity for the
   Three Months Ended March 31, 2003 and Twelve Months ended
   December 31, 2002                                                         6
Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2003 and 2002                                                   7
Notes to Consolidated Financial Statements                                   8

Item 2
Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     9

Item 3
Quantitative and Qualitative Disclosures about Market Risk                   14

Item 4
Controls and Procedures                                                      14

PART II

OTHER INFORMATION

Item 1     Legal Proceedings                                                 15
Item 2     Changes in Securities and Use of Proceeds                         15
Item 3     Defaults Upon Senior Securities                                   15
Item 4     Submission of Matters to a Vote of Security Holders               15
Item 5     Other Information                                                 15
Item 6     Exhibits and Reports on Form 8-K                                  15

Signatures                                                                   16

Certifications                                                          17 - 18

Exhibits                                                                     19

                         GREER BANCSHARES INCORPORATED
                          Consolidated Balance Sheets
                                  (Unaudited)


(dollars in thousands except share data)                        March 31,          March 31,
                                                              -------------      -------------
                                                                  2003               2002
                                                              -------------      -------------
Assets:
Cash and Due from Banks                                        $   7,351           $   7,368
Investment Securities:
  Held to maturity                                                21,495              14,607
  Available for sale                                              50,418              52,163
Net Loans                                                        106,044             106,581
Premises and Equipment, Net                                        4,174               4,247
Federal Funds Sold                                                 4,777               3,351
Other Assets                                                       4,286               4,214
                                                               ---------           ---------
Total Assets                                                   $ 198,545           $ 192,531
                                                               =========           =========


Liabilities:
Deposits
  Non-interest bearing                                         $  18,349           $  18,711
  Interest bearing                                               119,978             118,852
                                                               ---------           ---------
Total Deposits                                                   138,327             137,563

Note payable to Federal Home Loan Bank                            38,817              34,837
Other liabilities                                                  1,892               1,517
                                                               ---------           ---------
Total Liabilities                                                179,036             173,918

Stockholders' Equity:
Common stock--par value $5 per share, 10,000,000 shares
authorized, 1,607,379 and 1,606,018 shares issued and
outstanding at March 31, 2003 and December 31, 2002,
respectively                                                       8,037               8,030
Additional paid in capital                                         6,358               6,350
Retained Earnings                                                  3,961               3,440
Accumulated other comprehensive income                             1,153                 793
                                                               ---------           ---------
Total Stockholders' Equity                                        19,509              18,613
                                                               ---------           ---------
Total Liabilities and Stockholders' Equity                     $ 198,545           $ 192,531
                                                               =========           =========

The accompanying note is an integral part of these consolidated financial statements.

                         GREER BANCSHARES INCORPORATED
                       Consolidated Statements of Income
                                  (Unaudited)



(dollars in thousands except per share data)                          For Three Months Ended
                                                                  --------------------------------
                                                                    03/31/03          03/31/02
                                                                  --------------    --------------
Interest Income:
  Loans (including fees)                                             $ 1,818           $ 2,094
  Investment Securities:
    Taxable                                                              370               426
    Exempt from federal income tax                                       324               195
  Federal funds sold                                                       9                22
  Other                                                                   30                24
                                                                     -------           -------
                     Total interest income                             2,551             2,761

Interest Expense:
  Interest on deposit accounts                                           527               685
  Interest on other borrowings                                           429               393
                                                                     -------           -------
                     Total interest expense                              956             1,078

                      Net interest income                              1,595             1,683

  Provision for loan losses                                               10                45
                                                                     -------           -------
      Net interest income after provision for loan losses              1,585             1,638

Non-interest income:
  Service charges for deposit accounts                                   286               258
  Other service charges                                                   62                38
  Gain(loss) on sale of investment securities                              -                30
  Other operating income                                                 112               192
                                                                     -------           -------
                   Total non-interest income                             460               518

Non-interest expenses:
  Salaries and employee benefits                                         757               716
  Occupancy and equipment                                                212               219
  Postage and supplies                                                    57                57
  Other operating expenses                                               359               364
                                                                     -------           -------
                  Total non-interest expenses                          1,385             1,356

                   Income before income taxes                            660               800

Provision for income taxes:                                              139               229
                                                                     -------           -------

                           Net Income                                $   521           $   571
                                                                     =======           =======

Basic net income per share of common stock                           $  0.32           $  0.36
                                                                     =======           =======

Diluted net income per share of common stock                         $  0.32           $  0.35
                                                                     =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                         GREER BANCSHARES INCORPORATED
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                                     For Three Months Ended
                                               ---------------------------------
                                                  03/31/03            03/31/02
                                               ---------------    --------------

Net Income (Loss)                                   $ 521              $ 571

Other comprehensive
income(loss), net of tax
  Unrealized Holding Gains (Losses) on
  Investment Securities                               360               (114)
  Less Reclassification Adjustments for
  (Gains)/Losses Included in Net Income                 0                (19)
                                                    -----              -----
                  Subtotal                            360               (133)
                                                    -----              -----

Comprehensive Income                                $ 881              $ 438
                                                    =====              =====

The accompanying notes are an integral part of these consolidated financial statements.

                         GREER BANCSHARES INCORPORATED
           Consolidated Statements of Changes in Shareholders Equity
                 For the Three Months Ended March 31, 2003 and
                     Twelve Months Ended December 31, 2002


(dollars in thousands except share                     Additional                 Accumulated      Total
data)                                       Common     Paid-In        Retained     Other Comp.   Stockholders
                                             Stock     Capital        Earnings       Income        Equity
                                         ------------- ------------- ------------ ------------- -------------
Balances at 12/31/2001                      $7,788       $5,345         $2,757       $   35       $15,925

Net Income                                                               2,523                      2,523
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on
    investment portfolio                                                                751           751
  Less reclassification adjustments for
    (gains)/losses included in net income                                                 7             7
                                                                                                  -------
Comprehensive Income                                                                                3,281
Cash in lieu of fractional
 shares (stock dividend)                                                    (9)                        (9)
Stock exercised pursuant
  to stock option plan                          48          144                                       192
Tax benefit of stock options exercised                        7                                         7
Cash dividends ($.50 per share)                                           (783)                      (783)
Issuance of
  Stock Dividend (2.5%)                        194          854         (1,048)                         -
                                            ------       ------         ------       ------       -------
Balances at 12/31/2002                      $8,030       $6,350         $3,440       $  793       $18,613


Net Income                                                                 521                        521
Other Comprehensive Income, Net of Tax
  Unrealized Gains/(Losses) on
    investment portfolio                                                                360           360
  Less reclassification adjustments for
    (gains)/losses included in net income                                                 -             -
                                                                                                  -------
Comprehensive Income                                                                                  881
Stock exercised pursuant
  to stock option plan                           7            8                                        15
                                            ------       ------         ------       ------       -------
Balances at 3/31/2003                       $8,037       $6,358         $3,961       $1,153       $19,509
                                            ======       ======         ======       ======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                         GREER BANCSHARES INCORPORATED
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                        3/31/03       3/31/02
                                                                     ------------   -----------
OPERATING ACTIVITIES
  Net Income                                                            $   521        $   571
  Cash provided by operating activities
     Depreciation                                                           135            141
     Gain on sale of securities                                               0            (30)
     Provision for possible loan loss                                        10             45
     Decrease (increase)in accrued interest receivable                      (13)            73
     Increase in other assets                                               (59)           (80)
     Increase (Decrease) in accrued interest payable                         83           (190)
     Increase in miscellaneous liabilities                                   64            269
                                                                        -------        -------

         Net cash provided by operating activities                          741            799
                                                                        -------        -------

INVESTING ACTIVITIES
  Proceeds from the sale of securities, available for sale               10,776          9,390
  Purchase of securities                                                (15,333)        (8,962)
  Net increase in federal funds sold                                     (1,426)        (7,409)
  Net (increase) decrease in loans                                          527          4,232
  Capital expenditures                                                      (62)           (26)
                                                                        -------        -------

         Net cash used for investing activities                          (5,518)        (2,775)
                                                                        -------        -------

FINANCING ACTIVITIES
  Net increase in deposits                                                  765          2,146
  Net proceeds (repayment) of notes payable FHLB                          3,980            (20)
  Proceeds from issuance of stock through options                            15             11
                                                                        -------        -------

         Net cash provided by financing activities                        4,760          2,137
                                                                        -------        -------

         Net increase in cash and due from banks                            (17)           161

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD                              7,368          7,421
                                                                        -------        -------

CASH AND DUE FROM BANKS, END OF PERIOD                                  $ 7,351        $ 7,582
                                                                        =======        =======

CASH PAID FOR

  Income taxes                                                          $   237        $    55
                                                                        =======        =======

  Interest                                                              $   874        $ 1,268
                                                                        =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                          GREER BANCSHARES INCORPORATED
                   Notes to Consolidated Financial Statements


Note 1 - Basis of Presentation

Greer Bancshares Incorporated is a one-bank holding company for Greer State Bank (the "Bank"). The only current activity of the holding company is to hold its investment in the Bank. The accompanying financial statements include the accounts of the holding company and its subsidiary.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders' equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. All adjustments, however, which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002 which are included in the Form 10-K.

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

Note 3 - Accounting Policy

Stock-Based Compensation- On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

For the periods ending March 31, 2003 and March 31, 2002, stock based compensation expense, net of tax, is deemed immaterial to pro-forma income. Therefore, tables are not included with this current filing period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     o significant increases in competitive pressure in the banking and financial services industries;

     o changes in the interest rate environment which could reduce anticipated or actual margins;

     o changes in political conditions or the legislative or regulatory environment;

     o   the level of allowance for loan loss;

     o   the rate of delinquencies and amounts of charge-offs;

     o   the rates of loan growth;

     o adverse changes in asset quality and resulting credit risk-related losses and expenses;

     o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     o   changes occurring in business conditions and inflation;

     o   changes in technology;

     o   changes in monetary and tax policies;

     o   changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview
The Company reported consolidated net income of $521,000, or $0.32 per diluted share, for the quarter ended March 31, 2003, compared to $571,000, or $0.35 per diluted share, for the quarter ended March 31, 2002, a decrease of 8.8%.

Interest Income, Interest Expense and Net Interest Income
The Company's total interest income for the quarter ended March 31, 2003 was $2,551,000, compared to $2,761,000 for the quarter ended March 31, 2002, a decrease of $210,000, or 7.6%. Interest and fees on loans is the largest component of total interest income and decreased $276,000, or 13.2%, to $1,818,000 for the quarter ended March 31, 2003, compared to $2,094,000 for the quarter ended March 31, 2002. The decrease in interest and fees on loans is the result of the lower market interest rates that were experienced at the Company during the first quarter of 2003 when compared to the first quarter of 2002. The average yield on the Company's loan portfolio for the three months ended March 31, 2003 was 6.39%, compared to 7.10% for the three months ended March 31, 2002.

The Company's total interest expense for the quarter ended March 31, 2003 was $956,000, compared to $1,078,000 for the quarter ended March 31, 2002, a decrease of $122,000, or 11.3%. The largest component of the Company's total interest expense category is interest expense on deposits. For the quarter ended March 31, 2003, interest expense on deposits was $527,000, compared to $685,000 for the quarter ended March 31, 2002, a decrease of $158,000, or 23.1%. Interest expense on other borrowings is composed primarily of borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. The significant decrease in interest expense on deposits is attributable to lower market interest rates paid on deposits at the Company in the first quarter of 2003, compared with the rates paid in the first quarter of 2002. For the quarter ended March 31, 2003, interest expense on other borrowings was $429,000, compared to $393,000 for the quarter ended March 31, 2002, an increase of $36,000, or 9.2%. The increase in interest expense on other borrowings is a result of additional interest expense generated by increased borrowings from the Federal Home Loan Bank of Atlanta. The Company's cost of funds was 2.55% for the three months ended March 31, 2003, compared to 3.04% for the three months ended March 31, 2002.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company's earnings. Net interest income before provision for loan losses decreased $88,000, or 5.2%, to $1,595,000 for the quarter ended March 31, 2003, compared to $1,683,000 for the quarter ended March 31, 2002. The Company's net interest margin for the three months ended March 31, 2003 was 3.85%, compared to 4.34% for the three months ended March 31, 2002. The decrease in net interest income and in the net interest margin was a result of the Company's yield on average earning assets declining faster than the Company's cost of funds . The yield on average earning assets continued to decline as interest rates remained at fifty-year lows and prepayments and maturities in the loan and investment portfolios continued to reprice to lower yields. Lack of growth in the Company's loan portfolio also played a role in the decline of net interest income as growth in the balance sheet occurred in the investment portfolio, causing investments as a percentage of assets to increase while loans as a percentage of assets declined. Since average yields on investment securities are lower than average yields on loans, the type growth experienced contributed to the decline in yield on average earning assets. The Company's balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive produce more earnings as interest rates rise.

Provision for Loan Losses
The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank's Board of Directors reviews and approves the appropriate level for the Bank's allowance for loan losses based upon management's recommendations, the results of the internal monitoring and reporting system, and a review of historical statistical data for both the Bank and other financial institutions.

The Bank's allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

The provision for loan losses charged to operations during the three months ended March 31, 2003 was $10,000, compared to $45,000 for the three months ended March 31, 2002. This represents a decrease of $35,000, or 77.8%. The provision for loan losses was lower in the first quarter of 2003 due to Company's loan loss reserve model indicating that no additional loan loss reserve was needed. The Company's loan portfolio declined by $588,000 during the quarter. See the discussion below under "Allowance for Loan Losses.

Non-Interest Income
Non-interest income decreased $58,000, or 11.2%, to $460,000 for the quarter ended March 31, 2003, compared to $518,000 for the quarter ended March 31, 2002. Service charges for deposit accounts is the largest component of non-interest income and increased $28,000, or 10.9%, to $286,000 for the quarter. This increase is attributable to the growth in deposit accounts experienced in the past twelve months. During the last half of 2002, the Company sold its credit card portfolio and the decline in non-interest income is due primarily to the decline in income relating to credit cards. In addition, the Company posted $30,000 in gains on sale of investment securities during the first quarter of 2002, compared to none during the first quarter of 2003.

Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2003 increased $29,000, or 2.1%, to $1,385,000, compared to $1,356,000 for the three months ended March 31, 2002. The largest component of non-interest expense, salaries and employee benefits, increased $41,000, or 5.7%, to $757,000 for the three months ended March 31, 2003, compared to $716,000 for the three months ended March 31, 2002. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel.

BALANCE SHEET REVIEW

Loans
Outstanding loans represent the largest component of earning assets at 58.1% of total earning assets as of March 31, 2003. Gross loans totaled $106,507,000 as of March 31, 2003, compared to $107,095,000 as of December 31, 2002, a decrease of $588,000, or .55%. The decrease is primarily the result of the Company's mortgage loan re-financings being directed to an outside investor mortgage program and the reduction of borrowing by small business owners due to economic concerns.

Non-performing loans totaled 1.03% of total loans, compared with 0.64% at December 31, 2002. Adjustable rate loans totaled 59.7% of the loan portfolio as of March 31, 2003, compared to 56.4% as of December 31, 2002. The continued growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise.

The Company's loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company's local market area.

The residential mortgage loan portfolio is predominantly comprised of loans extended for owner-occupied residential properties and are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majori.ty has a fixed rate of interest. The commercial portion of the loan portfolio is diversified and includes loans secured by non-real estate collateral and commercial real estate. The non-real estate portion of the portfolio emphasizes loan collateralization with, but not limited to, inventory, equipment, vehicles and accounts receivable. The commercial real-estate portion of the portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Company. A significant portion of these loans are made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use.

The consumer portion of the loan portfolio consists of both secured and unsecured loans to individuals for household, family and other personal expenditures such as automobile financing, home improvements, recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years.

Allowance for Loan Losses
There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, the Company has developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. The Company maintains an allowance for possible loan losses which it establishes through charges in the form of a provision for loan losses. The Company charges loan losses and credit recoveries directly to this allowance.

The allowance for loan losses at March 31, 2003 was $1,019,000, or 0.96% of gross loans outstanding, compared to $1,081,000, or 1.01% of gross loans outstanding at December 31, 2002. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company's loan portfolio for the purpose of identifying potential problem loans, external review by the Company's auditors and federal/state banking examiners, management's consideration of current economic conditions and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. The Company's evaluation is inherently subjective as it requires estimates that are susceptible to significant change. The Company's losses will undoubtedly vary from these estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

At March 31, 2003 the Company had $1,096,000 in non-accruing loans, no restructured loans, $1,000 in loans more than ninety days past due and still accruing interest and no Other Real Estate Owned. This compares to $391,000 in non-accruing loans, no restructured loans, $291,000 in loans more than ninety days past due and still accruing interest and no Other Real Estate Owned at December 31, 2002. Non-performing loans consisted of $920,000 in mortgage loans, $173,000 in commercial loans and $3,000 in consumer loans at March 31, 2003. Non-performing assets as a percentage of average assets were 0.56% and 0.37% at March 31, 2003 and December 31, 2002, respectively.

Net charge-offs for the first three months of 2003 were $72,000. As a percentage of non-performing loans, the allowance for loan losses was 93% and 159% as of March 31, 2003 and December 31, 2002, respectively.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company, yet maximizes income consistent with the ability of the Company's capital structure to accept nominal amounts of investment risk. As of March 31, 2003 investment securities totaled $71,913,000, or 39.4%, of total earning assets. Investment securities increased $5,143,000, or 7.7%, compared to $66,770,000 as of December 31, 2002. The increase in investment securities is attributable to the investment of excess deposits, as well as borrowings from the Federal Home Loan Bank of Atlanta when market interest rates allowed an acceptable spread.

At March 31, 2003 the Company's investment securities classified as Available For Sale had an amortized cost of $48,542,000 and a market value of $50,418,000, for an unrealized gain of $1,876,000. Investment securities classified as Held To Maturity had an amortized cost of $21,495,000. This compares to an amortized cost of $50,874,000 and a market value of $52,163,000, for an unrealized gain of $1,289,000 as of December 31, 2002 for those investment securities classified as Available For Sale. Investment securities classified as Held To Maturity as of December 31, 2002 had an amortized cost of $14,607,000.

Cash and Due From Banks
The Company's cash and due from banks decreased $17,000, or .23%, to $7,351,000 at March 31, 2003 compared to $7,368,000 at December 31, 2002.

Deposits
The Company receives its primary source of funding for loans and investments from customer deposits. Total deposits increased $764,000, or .56%, to $138,327,000 as of March 31, 2003, compared to $137,563,000 as of December 31,
2002.

As a means of attracting additional deposits, the Company entered into a program designed to gather deposits via the Internet during the first half of 2002. This is done to reduce the need for short-term funding through federal funds purchased and short-term borrowings from the Federal Home Loan Bank of Atlanta. As of March 31, 2003, deposits generated via the Internet totaled $1,780,000. The Company did not have any brokered deposits as of March 31, 2003 and December 31, 2002.

At March 31, 2003 interest-bearing deposits comprised 86.7% of total deposits compared to 86.4% as of December 31, 2002. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings
The Company's borrowings from time to time are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2003 and December 31, 2002 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $3,980,000, or 11.4%, to $38,817,000 as of March 31, 2003,
compared to $34,837,000 as of December 31, 2002. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.42% and 4.77% as of March 31, 2003 and December 31, 2002, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 6.10 years and 6.51 years as of March 31, 2003 and December 31, 2002, respectively.

Liquidity and Capital Resources
Liquidity is a measure of the Company's ability to provide funds to meet the needs of depositors and borrowers. The Company's primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company's mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At March 31, 2003 core deposits totaled $114,385,000, or 82.7%, of the Company's total deposits, compared to $108,739,000, or 79.0%, of the Company's total deposits as of December 31, 2002.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. Management believes its liquidity sources are adequate at this time. The Company exceeded all of its capital requirements as of March 31, 2003.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2003, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $18.5 million. This asset-sensitive position is primarily attributable to the portion of the Company's loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

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

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------
The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2. Changes in Securities
-----------------------------
None

Item 3. Defaults Upon Senior Securities
---------------------------------------
None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

Item 5. Other Information
-------------------------
None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

99.1 Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Reports on Form 8-K

         A report on Form 8-K was filed on March 28, 2003 to report under Item 9, Regulation FD Disclosure, certification required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company's Chief Executive Officer and Chief Financial Officer with respect to its Annual Report on Form 10-K to the United States Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GREER BANCSHARES INCORPORATED



Dated:  May 14, 2003               /s/ R. Dennis Hennett
                                  ----------------------------------------
                                  R. Dennis Hennett
                                  President & Chief Executive Officer




Dated:  May 14, 2003               /s/ J. Richard Medlock, Jr.
                                  ----------------------------------------
                                  J. Richard Medlock, Jr.
                                  Sr. Vice President & Chief Financial Officer

                     CERTIFICATE PURSUANT TO SECTION 302(a)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, R. Dennis Hennett, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greer Bancshares Incorporated;

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

Dated: May 14, 2003                /s/ R. Dennis Hennett
                                  ----------------------------------------
                                  R. Dennis Hennett
                                  President and Chief Executive Officer

                     CERTIFICATE PURSUANT TO SECTION 302(a)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, J. Richard Medlock, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Greer Bancshares Incorporated;

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

Dated: May 14, 2003                /s/ J. Richard Medlock, Jr.
                                  ----------------------------------------
                                  J. Richard Medlock, Jr.
                                  Sr. Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number and Description

99.1 Certification of the Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.