Form 10-Q
period 2003-06-30
GREER BANCSHARES INC
filed 2003-08-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2003

Commission file number 000-33021

GREER BANCSHARES INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-1126200
(State of Incorporation)	(I.R.S. Employer Identification Number)

1111 West Poinsett Street P.O. Box 1029 Greer, SC 29650	(864) 877-2000
(State of Incorporation)	(Issuer's Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes      No  X

The number of outstanding shares of the issuer's $5.00 par value common stock as of August 12, 2003 was 1,610,817.

GREER BANCSHARES INCORPORATED

Index

PART 1

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
(dollars in thousands except per share data)	2003	2002
Assets:
Cash and due from banks	$ 9,453	$ 7,368
Investment Securities:
Held to maturity	20,784	14,607
Available for sale	50,183	52,163
Net Loans	106,463	106,581
Premises and Equipment, Net	4,070	4,247
Federal Funds Sold	1,421	3,351
Other Assets	4,345	4,214

Total Assets	$196,719	$192,531

Liabilities:
Deposits
Non-interest bearing	$ 18,169	$ 18,711
Interest bearing	115,713	118,852

Total Deposits	133,882	137,563
Note payable to Federal Home Loan Bank	40,697	34,837
Other liabilities	2,116	1,518

Total Liabilities	176,695	173,918
Stockholders' Equity
Common stock - par value $5 per share, 10,000,000 shares
Authorized, 1,610,717 and 1,606,018 shares issued and
outstanding at June 30, 2003 and December 31, 2002,
respectively	8,054	8,030
Additional paid in capital	6,412	6,350
Retained Earnings	3,939	3,440
Accumulated other comprehensive income	1,619	793

Total Stockholders' Equity	20,024	18,613

Total Liabilities and Stockholders' Equity	$196,719	$192,531

      The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)

	For Three Months		For Six Months
	06/30/03	06/30/02	06/30/03	06/30/02
Interest Income:
Loans (including fees)	$1,789	$1,959	$3,607	$4,053
Investment Securities
Taxable	323	407	693	835
Exempt from federal income tax	341	238	665	433
Federal funds sold	12	17	21	39
Other	26	34	56	56

Total interest income	2,491	2,655	5,042	5,416
Interest Expense:
Interest on deposit accounts	493	613	1,020	1,298
Interest on other borrowings	446	399	875	792

Total interest expense	939	1,012	1,895	2,090
Net interest income	1,552	1,643	3,147	3,326
Provision loan losses	0	113	10	158

Net interest income after provision for
loan losses	1,552	1,530	3,137	3,168
Non-interest income:
Service charges for deposit accounts	329	276	615	534
Other service charges	78	45	140	83
Gain (loss) on sale of investment securities	41	(10)	41	20
Other operating income	126	180	238	372

Total non-interest income	574	491	1,034	1,009
Non-interest expenses
Salaries and employee benefits	763	702	1,520	1,418
Occupancy and equipment	210	223	422	442
Postage and supplies	79	58	136	115
Other operating expenses	414	399	773	763

Total non-interest expenses	1,466	1,382	2,851	2,738
Income before income taxes	660	639	1,320	1,439
Provision for income taxes:	119	69	258	298

Net Income	$541	$570	$1,062	$1,141

Basic net income per share of common stock	$0.34	$0.36	$0.66	$0.73

Diluted net income per share of common stock	$0.33	$0.36	$0.65	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	For Three Months		For Six Months
	06/30/03	06/30/02	06/30/03	06/30/02
Net Income	$541	$570	$1,062	$1,141
Other comprehensive income (loss), net of tax
Unrealized Holding Gains (Losses) on
Investment Securities	491	628	851	513
Less Reclassification Adjustments for
(Gains)/Losses Included in Net Income	(25)	6	(25)	(12)

Subtotal	466	634	826	501

Comprehensive Income	$1,007	$1,204	$1,888	$1,642

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2003 and Twelve Months Ended December 31, 2002
(Unaudited)

				Accumulated
		Additional		Other	Total
(dollars in thousands except share data)	Common	Paid-In	Retained	Comprehensive	Stockholders
	Stock	Capital	Earnings	Income	Equity
Balances at 12/31/2001	$7,788	$5,345	$2,757	$35	$15,925

Net Income			2,523		2,523
Other Comprehensive Income, Net of Tax
Unrealized Gains/ (Losses) on investment portfolio				751	751
Less reclassification adjustments for
(gains)/losses
included in net income				7	7

Comprehensive Income					3,281
Cash in lieu of fractional shares (stock dividend)			(9)	(9)	(9)
Stock exercised pursuant to stock option plan	48	144			192
Tax benefit of stock option exercised		7			7
Cash dividends ($.50 per share)			(783)		(783)
Issuance of Stock Dividend (2.5%)	194	854	(1,048)		-

Balances at 12/31/2002	$8,030	$6,350	$3,440	$793	$18,613

Net Income			1,062		1,062
Other Comprehensive Income, Net of Tax
Unrealized Gains/ (Losses) on investment portfolio				851	851
Less reclassification adjustments for (gains)/losses
included in net income				(25)	(25)

Comprehensive Income					1,888
Stock exercised pursuant to stock option plan	24	62			86
Cash dividends ($.50 per share)			(563)		(563)

Balances at 06/30/2003	$8,054	$6,412	$3,939	$1,619	$20,024

        The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

(dollars reported in thousands)	For the Six Months Ended
	06/30/03	06/30/02
OPERATING ACTIVITIES:
Net Income	$1,062	$1,141
Cash provided by operating activities
Depreciation	271	288
Gain on sale of securities	(41)	(20)
Provision for possible loan loss	10	158
Decrease (increase) in accrued interest receivable	(9)	15
Decrease (increase) in other assets	(43)	(131)
(Decrease) increase in accrued interest payable	95	(201)
(Decrease) increase in miscellaneous liabilities	(15)	63

Net cash provided by operating activities	1,330	1,313

INVESTING ACTIVITIES
Proceeds from the sale of securities	32,009	18,549
Purchase of securities	(34,579)	(24,572)
Net (increase) decrease in federal funds sold	1,930	(1,279)
(Purchase) Redemption of FHLB stock	(242)	-
Net (increase) decrease in loans	29	3,884
Capital expenditures	(94)	(145)

Net cash used for investing activities	(947)	(3,563)

FINANCING ACTIVITIES
Net increase in deposits	(3,681)	2,425
Net proceeds (repayment) of notes payable FHLB	5,860	(1,139)
Cash dividends and fractional shares paid	(563)	(792)
Proceeds from issuance of stock through options	86	187

Net cash provided by financing activities	1,702	681

Net increase (decrease) in cash and due from banks	2,085	(1,569)
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	7,368	7,421

CASH AND DUE FROM BANKS, END OF PERIOD	$9,453	$5,852

CASH PAID FOR
Income taxes	$552	$421

Interest	$1,800	$2,291

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated is a one-bank holding company for Greer State Bank (the “Bank”). The only current activity of the holding company is to hold its investment in the Bank. The accompanying financial statements include the accounts of the holding company and its subsidiary.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. All adjustments, however, which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2002 which are included in the Form 10-K.

Note 2 – Net Income Per Common Share

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

Note 3 – Accounting Policy

Stock-Based Compensation- On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

For the periods ending June 30, 2003 and June 30, 2002, stock based compensation expense, net of tax, is deemed immaterial to pro-forma income. Therefore, tables are not included with this current filing period.

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

RESULTS OF OPERATIONS

Overview
The Company reported consolidated net income of $541,000, or $0.33 per diluted share, for the quarter ended June 30, 2003, compared to $570,000, or $0.36 per diluted share, for the quarter ended June 30, 2002, a decrease of 5.1%.

Interest Income, Interest Expense and Net Interest Income
The Company’s total interest income for the quarter ended June 30, 2003 was $2,491,000, compared to $2,655,000 for the quarter ended June 30, 2002, a decrease of $164,000, or 6.2%. Total interest income for the six months ended June 30, 2003 was $5,042,000, compared to $5,416,000 for the six months ended June 30, 2002, a decrease of $374,000, or 6.9%. Interest and fees on loans is the largest component of total interest income and decreased $170,000, or 8.7%, to $1,789,000 for the quarter ended June 30, 2003, compared to $1,959,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, interest and fees on loans decreased $446,000, or 11.0%, to $3,607,000, compared to $4,053,000 for the six months ended June 30, 2002. The decrease in interest and fees on loans is the result of the continued low interest rate environment, as well as, a reduction in net loans outstanding from June 30, 2002 to June 30, 2003. The reduction in net loans reflects a reduction in new loan demand, due primarily to the current economic environment. The average yield on the Company’s loan portfolio for the three and six months ended June 30, 2003 was 6.13% and 6.26%, respectively, compared to 6.96% and 7.03%, respectively, for the three and six months ended June 30, 2002.

The Company’s total interest expense for the second quarter ended June 30, 2003 was $939,000, compared to $1,012,000 for the second quarter ended June 30, 2002, a decrease of $73,000, or 7.2%. Total interest expense for the six months ended June 30, 2003 was $1,895,000, compared to $2,090,000 for the six months ended June 30, 2002, a decrease of $195,000, or 9.3%. The largest component of the Company’s total interest expense category is interest expense on deposits. For the second quarter ended June 30, 2003, interest expense on deposits was $493,000, compared to $613,000 for the quarter ended June 30, 2002, a decrease of $120,000, or 19.6%. For the six months ended June 30, 2003, interest expense on deposits was $1,020,000, compared to $1,298,000 for the six months ended June 30, 2002, a decrease of $278,000, or 21.4%. Interest expense on other borrowings is composed primarily of borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the quarter ended June 30, 2003, interest expense on other borrowings was $446,000, compared to $399,000 for the quarter ended June 30, 2002, a difference of $47,000, or 11.8%. For the six months ended June 30, 2003, interest expense on other borrowings was $875,000, compared to $792,000 for the six months ended June 30, 2002, a difference of $83,000, or 10.5%. The decrease in interest expense on deposits is attributable to lower market interest rates paid on deposits at the Company. The cost of funds on interest-bearing deposits was 2.39% for the six months ended June 30, 2003, compared to 2.81% for June 30, 2002. The increase in interest expense on other borrowings is a direct result of additional interest expense generated by increased borrowings from the Federal Home Loan Bank of Atlanta.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $91,000, or 5.5%, to $1,552,000 for the quarter ended June 30, 2003, compared to $1,643,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, net interest income before provision for loan losses decreased $179,000, or 5.4%, to $3,147,000, compared to $3,326,000 for the six months ended June 30, 2002. The Company’s net interest margin for the three and six months ended June 30, 2003 was 3.84% and 3.83%, respectively, compared to 4.33% and 4.29%, respectively, for the three and six months ended June 30, 2002. The decrease in net interest income and in the net interest margin was a result of the Company’s yield on average earning assets declining faster than the Company’s cost of funds. The yield on average earning assets continued to decline as interest rates remained at fifty-year lows and prepayments and maturities in the loan and investment portfolios continued to reprice to lower yields. Lack of growth in the Company’s loan portfolio also played a role in the decline of net interest income as growth in the balance sheet occurred in the investment portfolio, causing investments as a percentage of assets to increase while loans as a percentage of assets declined. Since average yields on investment securities are lower than average yields on loans, the type growth experienced contributed to the decline in the overall yield on average earning assets. The Company’s balance sheet is asset sensitive

(which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise.

Provision for Loan Losses
The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Loan Committee of the Board of Directors reviews and approves the appropriate level for the Bank’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and a review of historical statistical data for both the Bank and other financial institutions.

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

The Bank made no provision for loan losses during the three months ended June 30, 2003, and charged $10,000 to the provision for loan loss account for the six months ended June 30, 2003, compared to $113,000 and $158,000, respectively, for the three and six months ended June 30, 2002. The provision for loan losses was significantly lower in the first six months of 2003 due to the Company’s loan loss reserve model indicating that no additional loan loss reserve was needed. This determination was a result of several factors, including the lack of growth in the loan portfolio during this period and the recovery, during the three and six month periods ended June 30, 2003, of a previously charged-off loan of approximately $165,000. The Company’s loan portfolio has grown by only $118,000 during the first six months of 2003. See the discussion below under “Allowance for Loan Losses.

Non-Interest Income
Non-interest income increased $83,000, or 16.9%, to $574,000 for the quarter ended June 30, 2003, compared to $491,000 for the quarter ended June 30, 2002. For the six months ended June 30, 2003, non-interest income increased $25,000, or 2.5%, to $1,034,000, compared to $1,009,000 for the six months ended June 30, 2002. Service charges for deposit accounts is the largest component of non-interest income and increased $81,000, or 15.2%, to $615,000 for the six months ended June 30, 2003, compared to $534,000 for the six months ended June 30, 2002. This increase is attributable the continued increase in fees relating to an overdraft privilege product implemented by the Company in August 2000. Gains on sale of securities were $41,000 for the six months ended June 30, 2003 compared to $20,000 for the six months ended June 30, 2002.

Non-Interest Expense
Total non-interest expense for the three months ended June 30, 2003 increased $84,000, or 6.1%, to $1,466,000, compared to $1,382,000 for the three months ended June 30, 2002. Total non-interest expense for the six months ended June 30, 2003 increased $113,000, or 4.1%, to $2,851,000, compared to $2,738,000 for the six months ended June 30, 2002. The largest component of non-interest expense, salaries and employee benefits, increased $61,000, or 8.7%, to $763,000 for the three months ended June 30, 2003, compared to $702,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, salaries and employee benefits increased $102,000, or 7.2%, to $1,520,000, compared to

$1,418,000 for the six months ended June 30, 2002. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel.

BALANCE SHEET REVIEW

Loans
Outstanding loans represent the largest component of earning assets at 59.5% of total earning assets as of June 30, 2003. Gross loans totaled $107.7 million as of June 30, 2003, which is virtually unchanged from the balance as of December 31, 2002. New loan production was offset by the principal cash flow on the Bank’s loan portfolio, which averaged $5.2 million per month in the first six months of 2003.

On June 20, 2003 non-performing loans totaled 0.59% of total average assets, compared with 0.37% at December 31, 2002. Adjustable rate loans totaled 63.0% of the loan portfolio as of June 30, 2003, compared to 56.4% as of December 31, 2002. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise; however, the significant percentage of variable rate loans in the portfolio has lowered the average weighted rate of the portfolio in the present low interest rate environment.

The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

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

Allowance for Loan Losses
The allowance for loan losses at June 30, 2003 was $1,208,000, or 1.12%, of gross loans outstanding, compared to $1,081,000, or 1.0%, of gross loans outstanding at December 31, 2002. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external review by the Company’s auditors and federal/state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors in evaluating the adequacy of the allowance for loan losses.

At June 30, 2003 the Company had $1,120,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest and $79,000 in Other Real Estate Owned. This compares to $391,000 in non-accruing loans, no restructured loans, $291,000 in loans more than ninety days past due and still accruing interest and no Other Real Estate Owned at December 31, 2002. Non-performing loans consisted of $959,000 in mortgage loans, $180,000 in commercial loans and $31,000 in consumer loans at June 30, 2003. Non-performing assets and other real estate owned as a percentage of loans were 1.11% and 0.63% at June 30, 2003 and December 31, 2002, respectively.

Net charge-offs(recoveries) for the first six months of 2003 were $(127,000), compared to $952,000 at December 31, 2002. A significant recovery of a loan charged off in 2002 was received in the first six months of 2003, thus causing a net recovery in charge-offs. A significant portion of the total charge-offs for 2002 was attributable to the diminishment of the credit quality of one commercial borrower. As a percentage of non-performing loans, the allowance for loan losses was 101% and 159% as of June 30, 2003 and December 31, 2002, respectively.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. As of June 30, 2003 investment securities totaled $70,967,000, or 39.7%, of total earning assets. Investment securities increased $4,197,000 or 6.3% from $66,770,000 as of December 31, 2002. The increase in investment securities is attributable to the investment of borrowings from the Federal Home Loan Bank of Atlanta when market interest rates allowed an acceptable spread on such transactions.

At June 30, 2003 the Company’s investment securities classified as Available For Sale had an amortized cost of $47,550,000 and a market value of $50,183,000 for an unrealized gain of $2,633,000. Investment securities classified as Held To Maturity had an amortized cost of $20,784,000. This compares to an amortized cost of $50,875,000 and a market value of $52,163,000 for an unrealized gain of $1,288,000 as of December 31, 2002 for those investment securities classified as Available For Sale. Investment securities classified as Held To Maturity had an amortized cost of $14,607,000 as of December 31, 2002.

Cash and Due From Banks
The Company’s cash and due from banks increased $2,085,000, or 28.3%, to $9,453,000 at June 30, 2003, compared to $7,368,000 at December 31, 2002. This increase is the result of securities purchases that had not settled at that date.

Deposits
The Company receives its primary source of funding for loans and investments from its deposits. Total deposits declined $3,681,000 or 2.7% to $133,882,000 as of June 30, 2003 compared to $137,563,000 as of December 31, 2002. The primary reason for the decrease was the lack of significant loan demand, which allowed management to be less aggressive on deposit pricing.

The Company did not have any brokered deposits as of June 30, 2003 and December 31, 2002.

At June 30, 2003 and December 31, 2002, interest-bearing deposits comprised 86.4% of total deposits. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings
The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2003 and December 31, 2002 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $5,860,000, or 16.8%, to $40,697,000 as of June 30, 2003 compared to $34,837,000 as of December 31, 2002. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.37% and 4.77% as of June 30, 2003 and December 31, 2002, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 5.81 years and 6.51 years as of June 30, 2003 and December 31, 2002, respectively.

Liquidity and Capital Resources
Liquidity is a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At June 30, 2003 core deposits totaled $111.2 million, or 83.1%, of the Company’s total deposits, compared to $108.7 million, or 79.0%, of the Company’s total deposits as of December 31, 2002.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the six month period ending June 30, 2003, the Company had received $400,000 in dividends from its banking subsidiary and management believes its liquidity sources are adequate at this time. In addition, management does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of June 30, 2003.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit, and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2003, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $20.6 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Greer Bancshares Incorporated was held on April 24, 2003. One item was presented to stockholders for consideration. The item of business presented was to elect three directors to hold office until the 2006 Annual Meeting of Stockholders. The following chart details the number of votes cast for and withheld for each nominee. There were no abstentions or broker non-votes cast.

Nominee	For	Withheld	% of Votes Cast
Mark S. Ashmore	1,262,858	757	99.94%
Harold K. James	1,260,957	2,658	99.79%
Anthony C. Cannon	1,262,858	757	99.94%

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)  Current Reports on Form 8-K

Two reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2003. On April 2, 2003, a Form 8-K was filed announcing the declaration of an annual cash dividend of 70 cents per share, to be paid in semi-annual payments of 35 cents per share on May 15, 2003 and November 15, 2003, to shareholders of record on April 15, 2003 and October 15, 2003, respectively. On April 9, 2003, a Form 8-K was filed announcing earnings of $521,000, or 32 cents per diluted share, for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: August 13, 2003	By: /s/ R. Dennis Hennett
R. Dennis Hennett
President & Chief Executive Officer

Date: August 13, 2003	By: /s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.