Form 10-Q
period 2003-09-30
GREER BANCSHARES INC
filed 2003-11-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Commission file number 000-33021

GREER BANCSHARES INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-1126200
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1111 West Poinsett Street P.O. Box 1029 Greer, SC 29650	(864) 877-2000
(Address of Principal Executive OFfices)	(Issuer's Telephone Number)

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

The number of outstanding shares of the issuer's $5.00 par value common stock as of October 24, 2003 was 1,615,152.

GREER BANCSHARES INCORPORATED

Index

PART 1

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands except share data)	September 30,	December 31,
Assets:	2003	2002
Cash and Due from Banks	$6,699	$7,368
Investment Securities:
Held to maturity	19,065	14,607
Available for sale	59,022	52,163
Net Loans	111,289	106,581
Premises and Equipment, Net	3,974	4,247
Federal Funds Sold	2,970	3,351
Other Assets	4,405	4,214

Total Assets	$207,424	192,531

Liabilities:
Deposits
Non-interest bearing	$21,327	$18,711
Interest bearing	124,376	118,852

Total Deposits	145,703	137,563
Note payable to Federal Home Loan Bank	40,177	34,837
Other liabilities	1,695	1,518

Total Liabilities	187,575	173,918

Stockholders' Equity:
Common stock--par value $5 per share, 10,000,000 shares
authorized, 1,610,917 and 1,606,018 shares issued and
outstanding at September 30, 2003 and December 31, 2002,
respectively	8,055	8,030
Additional paid in capital	6,413	6,350
Retained Earnings	4,511	3,440
Accumulated other comprehensive income	870	793

Total Stockholders' Equity	19,849	18,613

Total Liabilities and Stockholders' Equity	$207,424	192,531

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)

(dollars in thousands except per share data)	For Three Months		For Nine Months
Interest Income:	09/30/03	09/30/02	09/30/03	09/30/02
Loans (including fees)	$1,774	$1,993	$5,381	$6,046
Investment Securities:
Taxable	286	444	979	1,279
Exempt from federal income tax	351	267	1,016	700
Federal funds sold	10	6	31	45
Other	62	26	118	82

Total interest income	2,483	2,736	7,525	8,152

Interest Expense:
Interest on deposit accounts	465	601	1,485	1,899
Interest on other borrowings	452	412	1,327	1,204

Total interest expense	917	1,013	2,812	3,103

Net interest income	1,566	1,723	4,713	5,049

Provision for loan losses	0	75	10	233

Net interest income after provision for loan losses	1,566	1,648	4,703	4,816

Non-interest income:
Service charges for deposit accounts	293	277	908	811
Other service charges	68	60	208	143
Gain(loss) on sale of investment securities	0	19	41	39
Other operating income	142	172	380	544

Total non-interest income	503	528	1,537	1,537

Non-interest expenses:
Salaries and employee benefits	790	693	2,310	2,111
Occupancy and equipment	207	223	629	665
Postage and supplies	44	58	180	173
Other operating expenses	352	364	1,125	1,127

Total non-interest expenses	1,393	1,338	4,244	4,076

Income before income taxes	676	838	1,996	2,277

Provision for income taxes:	104	237	362	535

Net Income	$572	$601	$1,634	$1,742

Basic net income per share of common stock	$0.36	$0.38	$1.02	$1.10

Diluted net income per share of common stock	$0.35	$0.37	$1.01	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	For Three Months		For Nine Months
	09/30/03	09/30/02	09/30/03	09/30/02
Net Income	$572	$601	$1,634	$1,742

Other comprehensive
income(loss), net of tax:
Unrealized Holding Gains (Losses) on
Investment Securities	(749)	654	102	1,167
Less Reclassification Adjustments for
(Gains)/Losses Included in Net Income	0	(12)	(25)	(24)

Subtotal	(749)	642	77	1,143

Comprehensive Income	($ 177)	$1,243	$1,711	$2,885

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2003 and Twelve Months Ended December 31, 2002
(Unaudited)

		Additional		Accumulated	Total
(dollars in thousands except share data)	Common	Paid-In	Retained	Other Comp.	Stockholders
	Stock	Capital	Earnings	Income	Equity
Balances at 12/31/2001	$7,788	$5,345	$2,757	$35	$15,925

Net Income			2,523		2,523

Other Comprehensive Income, Net of Tax
Unrealized Gains/(Losses) on
investment portfolio				751	751
Less reclassification adjustments for
(gains)/losses included in net income				7	7

Comprehensive Income					3,281

Cash in lieu of fractional
shares (stock dividend)			(9)		(9)

Stock exercised pursuant
to stock option plan	48	144			192

Tax benefit of stock options exercised		7			7

Cash dividends ($.50 per share)			(783)		(783)

Issuance of
Stock Dividend (2.5%)	194	854	(1,048)		-

Balances at 12/31/2002	$8,030	$6,350	$3,440	$793	$18,613

Net Income			1,634		1,634

Other Comprehensive Income, Net of Tax
Unrealized Gains/(Losses) on
investment portfolio				102	102
Less reclassification adjustments for
(gains)/losses included in net income				(25)	(25)

Comprehensive Income					1,711

Stock exercised pursuant
to stock option plan	25	63			88

Cash dividends ($.35 per share)			(563)		(563)

Balances at 9/30/2003	$8,055	$6,413	$4,511	$870	$19,849

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

(dollars reported in thousands)	Nine Months Ended
	09/30/03	09/30/02
OPERATING ACTIVITIES
Net Income	$1,634	$1,742
Cash provided by operating activities
Depreciation	407	434
Gain on sale of securities	(41)	(39)
Provision for possible loan loss	10	233
Decrease (increase) in accrued interest receivable	(40)	22
Decrease (increase) in other assets	(72)	25
(Decrease) increase in accrued interest payable	233	(146)
(Decrease) increase in miscellaneous liabilities	(104)	(64)

Net cash provided by operating activities	2,027	2,207

INVESTING ACTIVITIES
Proceeds from the sale of securities	27,561	22,496
Purchase of securities	(38,113)	(34,597)
Net (increase) decrease in federal funds sold	381	(1,305)
(Purchase) Redemption of correspondent bank stocks	(599)	(210)
Net (increase) decrease in loans	(4,797)	4,961
Capital expenditures	(134)	(167)

Net cash used for investing activities	(15,701)	(8,822)

FINANCING ACTIVITIES
Net increase in deposits	8,140	3,016
Net proceeds (repayment) of notes payable FHLB	5,340	4,341
Cash dividends and fractional shares paid	(563)	(792)
Proceeds from issuance of stock through options	88	188

Net cash provided by financing activities	13,005	6,753

Net increase (decrease) in cash and due from banks	(669)	138

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	7,368	7,421

CASH AND DUE FROM BANKS, END OF PERIOD	$6,699	$7,559

CASH PAID FOR

Income taxes	$675	$747

Interest	$2,580	$3,249

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

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity, and consolidated statements of cash flows in conformity with generally accepted accounting principles. All adjustments, however, which are in the opinion of management necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

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

Note 3 – Accounting Policy

Stock-Based Compensation- On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation– Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock–Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

For the periods ending September 30, 2003 and September 30, 2002, stock based compensation expense, net of tax, is deemed immaterial to pro-forma income. Therefore, tables are not included with this current filing period.

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

RESULTS OF OPERATIONS

Overview
The Company reported consolidated net income of $572,000, or $0.35 per diluted share, for the quarter ended September 30, 2003, compared to $601,000, or $0.37 per diluted share, for the quarter ended September 30, 2002, a decrease of 5.0%. Year-to-date net income through September 30, 2003 was $1,634,000, or $1.01 per diluted share, compared to $1,742,000, or $1.09 per diluted share, for the first nine months of 2002, a decrease of 6.2%.

Interest Income, Interest Expense and Net Interest Income
The Company’s total interest income for the quarter ended September 30, 2003 was $2,483,000, compared to $2,736,000 for the quarter ended September 30, 2002, a decrease of $253,000, or 9.2%. Total interest income for the nine months ended September 30, 2003 was $7,525,000, compared to $8,152,000 for the nine months ended September 30, 2002, a decrease of $627,000, or 7.7%. Interest and fees on loans is the largest component of total interest income and decreased $219,000, or 11.0%, to $1,774,000 for the quarter ended September 30, 2003, compared to $1,993,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest and fees on loans decreased $665,000, or 11.0%, to $5,381,000, compared to $6,046,000 for the nine months ended September 30, 2002. The decrease in interest and fees on loans is the result of the continued low interest rate environment. As of September 30, 2003, the Company had over $63 million in outstanding loans which had interest rates indexed to the Wall Street Journal Prime Rate, which has declined 75 basis points during the past twelve months. The average yield on the Company’s loan portfolio for the three and nine months ended September 30, 2003 was 5.80% and 6.10%, respectively, compared to 6.64% and 6.89%, respectively, for the three and nine months ended September 30, 2002.

The Company’s total interest expense for the quarter ended September 30, 2003 was $917,000, compared to $1,013,000 for the quarter ended September 30, 2002, a decrease of $96,000, or 9.5%. Total interest expense for the nine months ended September 30, 2003 was $2,812,000, compared to $3,103,000 for the nine months ended September 30, 2002, a decrease of $291,000, or 9.4%. The largest component of the Company’s total interest expense category is interest expense on deposits. For the quarter ended September 30, 2003, interest expense on deposits was $465,000, compared to $601,000 for the quarter ended September 30, 2002, a decrease of $136,000, or 22.6%. For the nine months ended September 30, 2003, interest expense on deposits was $1,485,000, compared to $1,899,000 for the nine months ended September 30, 2002, a decrease of $414,000, or 21.8%. Interest expense on other borrowings is comprised of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the quarter ended September 30, 2003, interest expense on other borrowings was $452,000, compared to $412,000 for the quarter ended September 30, 2002, an increase of $40,000, or 9.7%. For the nine months ended September 30, 2003, interest expense on other borrowings was $1,327,000, compared to $1,204,000 for the nine months ended September 30, 2002, an increase of $123,000, or 10.2%. The decrease in interest expense on deposits is attributable to lower market interest rates paid on deposits at the Company. The cost of funds on interest-bearing liabilities was 2.26% for the nine months ended September 30, 2003, compared to 2.80% for the nine months ended September 30, 2002. The increase in interest expense on other borrowings is a direct result of additional interest expense generated by increased borrowings from the Federal Home Loan Bank of Atlanta.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $157,000, or 9.1%, to $1,566,000 for the quarter ended September 30, 2003, compared to $1,723,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, net interest income before provision for loan losses decreased $336,000, or 6.7%, to $4,713,000, compared to $5,049,000 for the nine months ended September 30, 2002. The Company’s net interest margin for the three and nine months ended September 30, 2003 was 3.78% and 3.81%, respectively, compared to 4.26% and 4.28%, respectively, for the three and nine months ended September 30, 2002.

The decrease in the Company’s net interest income and net interest margin was a result of the Company’s yield on average earning assets declining faster than the Company’s cost of funds. Specifically, prepayments and maturities in both the loan and investment portfolios continued to reprice to lower yields as interest rates remained at fifty-year lows.

During 2003, the Company’s investments as a percentage of assets has increased faster than the Company’s loans as a percentage of assets. Since average yields on investment securities are lower than average yields on loans, the mix of growth experienced contributed to the decline in the overall yield on average earning assets. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive produce relatively more earnings as interest rates rise.

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

The Company’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our independent auditors.

The Company made no provision for loan losses during the three months ended September 30, 2003, and charged $10,000 to the provision for loan loss account for the nine months ended September 30, 2003, compared to $75,000 and $233,000, respectively, for the three and nine months ended September 30, 2002. During the nine month period ended September 30, 2003, the Company has received recoveries of previously charged-off loans totaling approximately $358,000. Due to the level of recoveries and the lack of significant growth in outstanding loans during the three and nine month periods ending September 30, 2003, the Company’s loan loss reserve model indicated no additional loan loss reserve was needed. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income
Non-interest income decreased $25,000, or 4.7%, to $503,000 for the quarter ended September 30, 2003, compared to $528,000 for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, non-interest income remained unchanged at $1,537,000 when compared to the nine months ended September 30, 2002. Service charges for deposit accounts is the largest component of non-interest income and increased $97,000, or 12.0%, to $908,000 for the nine months ended September 30, 2003, compared to $811,000 for the nine months ended September 30, 2002. This increase is primarily due to the continued increase in fees relating to the Company’s overdraft privilege product. Gains on sale of securities were $41,000 for the nine months ended September 30, 2003 compared to $39,000 for the nine months ended September 30, 2002.

Non-Interest Expense
Total non-interest expense for the three months ended September 30, 2003 increased $55,000, or 4.1%, to $1,393,000, compared to $1,338,000 for the three months ended September 30, 2002. Total non-interest expense for the nine months ended September 30, 2003 increased $168,000, or 4.1%, to $4,244,000, compared to $4,076,000 for the nine months ended September 30, 2002. The largest component of non-interest expense, salaries and employee benefits, increased $97,000, or 14.0%, to $790,000 for the three months ended September 30, 2003, compared to $693,000 for the three months ended September 30,

2002. For the nine months ended September 30, 2003, salaries and employee benefits increased $199,000, or 9.4%, to $2,310,000, compared to $2,111,000 for the nine months ended September 30, 2002. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel.

BALANCE SHEET REVIEW

Loans
Outstanding loans represent the largest component of earning assets at 60.2% of total earning assets as of September 30, 2003. Gross loans increased $5.4 million, or 5.0%, to $112.6 million, as of September 30, 2003, compared to $107.2 million as of December 31, 2002.

On September 30, 2003 non-performing loans totaled 0.50% of total average assets, compared with 0.37% at December 31, 2002. Adjustable rate loans totaled 63.8% of the loan portfolio as of September 30, 2003, compared to 56.4% as of December 31, 2002. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise; however, the significant percentage of variable rate loans in the portfolio has lowered the average weighted rate of the portfolio in the present low interest rate environment.

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

Allowance for Loan Losses
The allowance for loan losses at September 30, 2003 was $1,295,000, or 1.2%, of gross loans outstanding, compared to $1,081,000, or 1.0%, of gross loans outstanding at December 31, 2002. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external review by the Company’s auditors and federal/state banking examiners, management’s consideration of current economic conditions and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

At September 30, 2003 the Company had $999,000 in non-accruing loans, no restructured loans, no loans more than ninety days past due and still accruing interest and $79,000 in Other Real Estate Owned. This compares to $391,000 in non-accruing loans, no restructured loans, $291,000 in loans more than ninety days past due and still accruing interest and no Other Real Estate Owned at December 31, 2002. Non-performing loans consisted of $364,000 in mortgage loans, $608,000 in commercial loans and $27,000 in consumer loans at September 30, 2003. Non-performing assets and other real estate owned as a percentage of loans were 0.97% and 0.63% at September 30, 2003 and December 31, 2002, respectively.

Net charge-offs (recoveries) for the first nine months of 2003 were $(214,000), compared to $952,000 at December 31, 2002. Significant recoveries of loans charged off in 2002 were received in the first nine months of 2003, thus causing a net recovery in charge-offs. A significant portion of the total charge-offs for 2002 was attributable to the diminishment of the credit quality of one commercial borrower. As a percentage of non-performing loans, the allowance for loan losses was 130% and 159% as of September 30, 2003 and December 31, 2002, respectively.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. As of September 30, 2003, investment securities totaled $78,087,000, or 42.3%, of total earning assets. Investment securities increased $11,317,000, or 17.0%, from $66,770,000 as of December 31, 2002. An increase in deposits (see section entitled “Deposits” below), as well as the investment of borrowings from the Federal Home Loan Bank of Atlanta (when market interest rates allowed an acceptable spread on such transactions), funded the increase in investment securities.

At September 30, 2003, the Company’s investment securities classified as Available For Sale had an amortized cost of $57,608,000 and a market value of $59,022,000 for an unrealized gain of $1,414,000. Investment securities classified as Held To Maturity had an amortized cost of $19,065,000. This compares to an amortized cost of $50,875,000 and a market value of $52,163,000 for an unrealized gain of $1,288,000 as of December 31, 2002 for those investment securities classified as Available For Sale. Investment securities classified as Held To Maturity had an amortized cost of $14,607,000 as of December 31, 2002.

Cash and Due From Banks
The Company’s cash and due from banks decreased $669,000, or 9.1%, to $6,699,000 at September 30, 2003, compared to $7,368,000 at December 31, 2002. Fluctuations in cash and due from banks are primarily the result of the timing of settlements of investment securities purchases and sales and cash letter transactions.

Deposits
The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $8,140,000, or 5.9%, to $145,703,000 as of September 30, 2003, compared to $137,563,000 as of December 31, 2002. The increase was primarily in checking account balances. The Company did not have any brokered deposits as of September 30, 2003 and December 31, 2002.

At September 30, 2003 and December 31, 2002, interest-bearing deposits as a percentage of total deposits were 85.4% and 86.4%, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates, and market conditions when pricing deposits.

Borrowings
The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2003 and December 31, 2002 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $5,340,000, or 15.3%, to $40,177,000 as of September 30, 2003, compared to $34,837,000 as of December 31, 2002. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.42% and 4.77% as of September 30, 2003 and December 31, 2002, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 5.71 years and 6.51 years as of September 30, 2003 and December 31, 2002, respectively.

Liquidity and Capital Resources
Liquidity is a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At September 30, 2003 core deposits totaled $121.2 million, or 83.2%, of the Company’s total deposits, compared to $108.7 million, or 79.0%, of the Company’s total deposits as of December 31, 2002.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the nine month period ending September 30, 2003, the Company had received $400,000 in dividends from its banking subsidiary and management believes its liquidity sources are adequate at this time. In addition, management does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of September 30, 2003.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest–

bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2003, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $8.5 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2003.

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
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)     Current Reports on Form 8-K

Two reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2003. On July 15, 2003, a Form 8-K was filed announcing earnings of $541,000, or 33 cents per diluted share, for the quarter ended June 30, 2003. On September 4, 2003, a Form 8-K was filed announcing a special, one-time cash dividend of 30 cents per share, payable on November 15, 2003 to shareholders of record on October 15, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: November 12, 2003	/s/ R. Dennis Hennett
R. Dennis Hennett
President & Chief Executive Officer

Date: November 12, 2003	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.