Form 10-K
period 2003-12-31
GREER BANCSHARES INC
filed 2004-03-30
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
OR
Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ________

Commission file no. 00033021

GREER BANCSHARES INCORPORATED
(Name of Small Business Issuer in Its Charter)

South Carolina	57-1126200
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1111 W. Poinsett Street
Greer, South Carolina	29650
(Address of Principal Executive Offices)	(Zip Code)

        (864) 877-2000
Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(g) of the Act:  None

   Common Stock, Par Value $5.00 per share
Securities registered pursuant to Section 12(g) of the Act:   Common Stock

        Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes    X      No

        Indicate by check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes        No     X

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,973,337 shares) as of March 22, 2004 was approximately $36,842,202. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the registrant’s Common Stock as of March 22, 2004 was 2,428,406 shares of $5.00 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders and its attachment for the year ended December 31, 2003 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

Part II
5.	Market for Registrant’s Common Equity and Related Security Holders & Matters	14
6.	Selected Financial Data	14
7.	Management's Discussion and Analysis of Financial Condition	14
7a.	Quantitative and Qualitative Disclosures about Mark Risk	14
8.	Financial Statements and Supplementary Data	14
9.	Changes in and Disagreements with Accountants on Accounting and Financial	14
	Disclosures
9a.	Controls and Procedures	15

Part III
10.	Directors and Executive Officers of the Registrant	15
11.	Executive Compensation	15
12.	Security Ownership of Certain Beneficial Owners and Management	15
13	Certain Relationships and Related Transactions	15
14.	Principal Accounting Fees & Services	15

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

Deposits

The Company offers a full range of banking services through its subsidiary, including checking, savings, brokered deposits and other time deposits of various types, loans for business, real estate, personal use, home improvements, automobiles, and a variety of other types of loans and services. In addition, drive-up, safe deposit, and night depository facilities are offered. The Bank solicits deposit accounts from individuals, businesses, associations and organizations and governmental authorities.

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

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets and 93% of the Bank’s loan portfolio is secured. As of December 31, 2003, 72% of the total loan portfolio is secured by real estate.

Commercial Loans — The commercial portion of the portfolio is diversified and includes loans secured by non-real estate collateral to various types of small to mid-sized businesses. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles, and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank must evaluate the quality of a company’s management, capitalization, and competition, as well as its profitability. The Bank manages the risk by dealing with locally-owned and managed businesses and by often requiring personal guarantees and collateral from owners and/or officers.

Commercial Real Estate Loans — The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans were made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use. Generally, the maximum loan-to-value ratio applicable to improved commercial properties is 85%. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1-4 family residences, commercial properties, and medical or business offices. The maximum loan-to-value ratio applicable to commercial and 1-4 family residential construction loans is 85%. There is not as much risk associated with commercial real estate as with other commercial loans, but more risk than 1-to-4 family residential mortgages. The Bank deals primarily with owner-occupied businesses, rather than speculative lease space. Limiting the loan-to-value ratio is another way the risk is managed.

Residential Real Estate Loans — The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest. The Bank is currently not booking fixed rate residential mortgages in-house, but is originating them (collecting an origination fee) and placing them with an investor. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 89.9%. The loan-to-value ratios on mortgages minimizes the risk on these loans.

Consumer Loans — The consumer loan portfolio consists of both secured and unsecured loans to individuals for household, family, and other personal expenditures such as automobile financing, home improvements, and recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization on principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management — The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities, and this allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. As of December 31, 2003, approximately 93% of the portfolio is secured. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral position. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates, and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2003, the legal lending limit amount for the Bank to lend to any one borrower was approximately $2,875,000.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. Automated Teller Machine (ATM) services are provided by STAR ATM Network, which allows access through ATMs nationwide. The Bank has two drive-up ATMs, located at its offices at 1111 W. Poinsett Street and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (TELEBANKER). The TELEBANKER system allows the Bank’s customers to access information concerning their accounts, transfer funds, and make payments by telephone.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are 16 competitor bank branches (none of which are headquartered in Greer), one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of June 30, 2003, the Bank held approximately 25.09% of the FDIC insured deposits in the Greer market.

Employees

As of December 31, 2003, the Bank employed 72 employees, 57 of whom are full-time. The Company does not have any employees other than its officers.

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

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21.  The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

o	Allows check truncation without making it mandatory;
o	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;
o	Legalizes substitutions for and replacements of paper checks without agreement from consumers;
o	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;
o	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and
o	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

This new legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank and holding company level are limited to:

o	banking and managing or controlling banks;
o	furnishing services to or performing services for its subsidiaries; and
o	engaging in other activities that the Federal Reserve determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto.

Investments, Control, and Activities. With certain limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

o	acquiring substantially all the assets of any bank;
o	acquiring direct or indirect ownership or control of any voting shares of any bank if after the acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares); or
o	merging or consolidating with another bank holding company.

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

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

o	making or servicing loans and certain types of leases;
o	engaging in certain insurance and discount brokerage activities;
o	performing certain data processing services;
o	acting in certain circumstances as a fiduciary or investment or financial adviser;
o	owning savings associations; and
o	making investments in certain corporations or projects designed primarily to promote community welfare.

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

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are “complementary” to financial activities.

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

The South Carolina Board of Financial Institutions and the FDIC regulate or monitor virtually all areas of the bank’s operations, including:

o	security devices and procedures;
o	adequacy of capitalization and loss reserves;
o	loans;
o	investments;
o	borrowings;
o	deposits;
o	mergers;
o	issuances of securities;
o	payment of dividends;
o	interest rates payable on deposits;

o	interest rates or fees chargeable on loans;
o	establishment of branches;
o	corporate reorganizations;
o	maintenance of books and records; and
o	adequacy of staff training to carry on safe lending and deposit gathering practices.

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

Under the FDIC Improvement Act, all insured institutions must undergo regular on site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

o	internal controls;
o	information systems and audit systems;
o	loan documentation;
o	credit underwriting;
o	interest rate risk exposure; and
o	asset quality.

Deposit Insurance. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

The Federal Reserve Board has recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

o	a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;
o	covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and
o	with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

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

The Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. The Gramm-Leach-Bliley Act imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, the Gramm-Leach-Bliley Act imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

o	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o	the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
o	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
o	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank also are subject to:

o	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Under the FDIC Improvement Act regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

o	submit a capital restoration plan;
o	raise additional capital;
o	restrict their growth, deposit interest rates, and other activities;
o	improve their management;
o	eliminate management fees; or
o	divest themselves of all or a part of their operations.

A bank that is not “well capitalized” is also subject to certain limitations relating to so-called “brokered” deposits. Bank holding companies controlling financial institutions can be called upon to boost the institutions’ capital and to partially guarantee the institutions’ performance under their capital restoration plans.

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

Item 2. Description of Property

As of December 31, 2003 the Bank had three banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. In the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows located on the first floor. The vault contains 555 safe deposit boxes. The second floor consists of ten private offices, the Board of Directors’ room, a storage vault, a training facility, and a large work area which houses eight modular work stations. A large basement was added to be used as a storage area for supplies and other items. The basement contains a locked storage vault and locked storage room. There are 101 parking spaces on the premises.

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

PART II

Item 5. Market for Common Equity and Related Security Holders Matters

In response to this Item, the information contained on page 18 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2003 entitled Stock Information and Dividend History is incorporated herein by reference.

Item 6. Selected Financial Data

In response to this Item, the information contained on pages 2 through 3 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 4 through 18 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information contained on pages 7 through 8 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2003 entitled Interest Rate Sensitivity Analysis is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 8 through 25 of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9a. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2003.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 10. Directors and Executive Officers of the Registrant

In response to this Item, the information contained on pages 4 through 5 and pages 11 through 12 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

We have adopted a Code of Ethics that applies to the Company’s Directors and Senior Officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002 that includes our principal executive officer and principal financial officer. The Code of Ethics is available without charge to anyone upon written request. Shareholders should contact the Company’s Chief Financial Officer at the Company offices to obtain a copy.

Item 11. Executive Compensation

In response to this Item, the information contained on pages 12 and 15 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on page 10 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference. In addition, information under the sub-heading “Equity Compensation Plan Information” on page 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

In response to this Item, the information contained on page 18 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In response to this Item, the information contained on page 8 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2004 is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as part of this report:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G, File No. 000-33021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G, File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

10.1	Form of Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.2	Form of Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.3	Form of Executive Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.4	Form of Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

13	Annual Report to Shareholders for the year ended December 31, 2003.

21.1	Subsidiaries of the Company.

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.

(b)    Reports on Form 8-K

        The following reports were filed on Form 8-K during the fourth quarter for the year ended December 31, 2003:

        The company filed a Form 8-K on October 14, 2003 to announce earnings for the third quarter ending September 30, 2003.

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREER BANCSHARES INCORPORATED

By: /s/ R. Dennis Hennett R. Dennis Hennett President and Chief Executive Officer	Date: March 25, 2004

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Dennis Hennett, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Gary M. Griffin Gary M. Griffin, Director; Chairman	Date: March 25, 2004

By: /s/ Anthony C. Cannon Anthony C. Cannon, Director	Date: March 25, 2004

By: /s/ David M. Rogers David M. Rogers, Director	Date: March 25, 2004

By: /s/ Mark S. Ashmore Mark S. Ashmore, Director	Date: March 25, 2004

By: /s/ Walter M. Burch Walter M. Burch, Director	Date: March 25, 2004

By: /s/ R. Dennis Hennett R. Dennis Hennett, President and Chief Executive Officer	Date: March 25, 2004

By: /s/ Harold K. James Harold K. James, Director	Date: March 25, 2004

By: Paul D. Lister Paul D. Lister, Director

By: Theron C. Smith,III Theron C. Smith, III, Director

By: /s/ C. Don Wall C. Don Wall, Director	Date: March 25, 2004

By: /s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr., Chief Financial Officer (principal financial officer)	Date: March 25, 2004

Exhibit List:

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G, File No. 000-33021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G, File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

10.5	Form of Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.6	Form of Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.7	Form of Executive Officer Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.8	Form of Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

13	Annual Report to Shareholders for the year ended December 31, 2003.

21.1	Subsidiaries of the Company.

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.