Form 10-Q
period 2004-03-31
GREER BANCSHARES INC
filed 2004-05-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2004

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

The number of outstanding shares of the issuer's $5.00 par value common stock as of April 30, 2004 was 2,428,406.

GREER BANCSHARES INCORPORATED
Index

PART 1

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands except per share data)	March 31,	December 31,
	2004	2003
Assets:
Cash and Due from Banks	$10,743	$7,267
Federal Funds Sold	7,100	159
Investment Securities:
Held to maturity	26,436	17,263
Available for sale	58,667	66,760
Net Loans	116,733	114,266
Premises and Equipment, Net	3,821	3,886
Real estate held for sale	735	125
Other Assets	4,502	4,407

Total Assets	$228,737	$214,133

Liabilities:
Deposits
Non-interest bearing	$21,630	$20,311
Interest bearing	142,018	132,650

Total Deposits	163,648	152,961

Note payable to Federal Home Loan Bank	42,037	40,057
Other liabilities	2,069	1,408

Total Liabilities	207,754	194,426

Stockholders' Equity:
Common stock--par value $5 per share, 10,000,000 shares
authorized, 2,428,406 and 1,615,277 shares issued and
outstanding at March 31, 2004 and December 31, 2003,
respectively	12,142	8,076
Additional paid in capital	2,490	6,465
Retained Earnings	4,675	4,060
Accumulated other comprehensive income	1,676	1,106

Total Stockholders' Equity	20,983	19,707

Total Liabilities and Stockholders' Equity	$228,737	$214,133

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)

(dollars in thousands, except per share data)	For Three Months
	03/31/04	03/31/03
Interest Income:
Loans (including fees)	$1,669	$1,818
Investment Securities:
Taxable	447	370
Exempt from federal income tax	396	324
Federal funds sold	5	9
Other	22	30

Total interest income	2,539	2,551

Interest Expense:
Interest on deposit accounts	505	527
Interest on other borrowings	380	429

Total interest expense	885	956

Net interest income	1,654	1,595

Provision for loan losses	15	10

Net interest income after provision for loan losses	1,639	1,585

Non-interest income:
Service charges for deposit accounts	304	286
Other service charges	61	62
Gain on sale of investment securities	81	0
Other non-interest income	144	112

Total non-interest income	590	460

Non-interest expenses:
Salaries and employee benefits	836	757
Occupancy and equipment	173	212
Postage and supplies	54	57
Other operating expenses	380	359

Total non-interest expenses	1,443	1,385

Income before income taxes	786	660

Provision for income taxes:	166	139

Net Income	$620	$521

Basic net income per share of common stock	$0.26	$0.22

Diluted net income per share of common stock	$0.25	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	For Three Months
	03/31/04	03/31/03

Net Income	$620	$521

Other comprehensive
income, net of tax:
Unrealized Holding Gains on
Investment Securities	620	360
Less Reclassification Adjustments for
(Gains)/Losses Included in Net Income	(50)	0

Subtotal	570	360

Comprehensive Income	$1,190	$881

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2004 and Twelve Months Ended December 31, 2003
(Unaudited)

		Additional		Accumulated	Total
(dollars in thousands, except per share data)	Common	Paid-In	Retained	Other Comp.	Stockholders
	Stock	Capital	Earnings	Income	Equity
Balances at 12/31/2002	$8,030	$6,350	$3,441	$792	$18,613

Net Income			2,232		2,232
Other Comprehensive Income, Net of Tax
Unrealized Gains/(Losses) on
investment portfolio				390	390
Less reclassification adjustments for
(gains)/losses included in net income				(76)	(76)

Comprehensive Income					2,546
Stock exercised pursuant
to stock option plan	46	97			143
Tax benefit of stock options exercised		18			18
Cash dividends ($1.00 per share)			(1,613)		(1,613)

Balances at 12/31/2003	$8,076	$6,465	$4,060	$1,106	$19,707

Net Income			620		620
Other Comprehensive Income, Net of Tax
Unrealized Gains/(Losses) on
investment portfolio				620	620
Less reclassification adjustments for
(gains)/losses included in net income				(50)	(50)

Comprehensive Income					1,190
Stock exercised pursuant
to stock option plan	19	72			91
Stock Split (3 for 2)	4,047	(4,047)			-
Cash in lieu of fractional
shares (3 for 2 stock split)			(5)		(5)

Balances at 3/31/2004	$12,142	$2,490	$4,675	$1,676	$20,983

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

(dollars reported in thousands)	Three Months Ended
	03/31/04	03/31/03
OPERATING ACTIVITIES
Net Income	$620	$521
Cash provided by operating activities
Depreciation	105	135
Gain on sale of securities	(81)	-
Provision for loan losses	15	10
Decrease (increase) in accrued interest receivable	(23)	(13)
Decrease (increase) in other assets	(72)	(59)
(Decrease) increase in accrued interest payable	149	83
(Decrease) increase in miscellaneous liabilities	156	64

Net cash provided by operating activities	869	741

INVESTING ACTIVITIES
Proceeds from the sale, maturity and principal repayments of securities	12,868	10,776
Purchase of securities	(12,880)	(15,333)
Net (increase) decrease in federal funds sold	(6,941)	(1,426)
(Purchase) Redemption of FHLB stock	(61)	-
Net (increase) decrease in loans	(2,482)	527
Capital expenditures	(650)	(62)

Net cash used for investing activities	(10,146)	(5,518)

FINANCING ACTIVITIES
Net increase in deposits	10,687	765
Net proceeds (repayment) of notes payable FHLB	1,980	3,980
Cash dividends and fractional shares paid	(5)	-
Proceeds from issuance of stock through options	91	15

Net cash provided by financing activities	12,753	4,760

Net increase (decrease) in cash and due from banks	3,476	(17)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	7,267	7,368

CASH AND DUE FROM BANKS, END OF PERIOD	$10,743	$7,351

CASH PAID FOR

Income taxes	$22	$237

Interest	$808	$874

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated is a one-bank holding company for Greer State Bank (the “Bank”). The only current activity of the holding company is to hold its investment in the Bank. The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All adjustments, however, which are in the opinion of management necessary for the fair presentation of the interim financial statements, have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003 which are included in the Form 10-K.

Note 2 – Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 3 for 2 stock split declared on January 27, 2004.

Net income per share has been computed based on the following:

	Three Months Ended
	March 31,
	2004	2003
Weighted average number of common shares outstanding
used to calculate basic net income per share	2,426,490	2,410,023
Additional potential common shares due to stock options	19,395	23,268

Weighted average number of common shares outstanding
used to calculate diluted earnings per share	2,445,885	2,433,291

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

For the periods ending March 31, 2004 and March 31, 2003, stock based compensation expense, net of tax, is deemed immaterial to pro-forma income. Therefore, tables are not included with this current filing period.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan losses;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview
The Company reported consolidated net income of $620,000, or $0.25 per diluted share, for the quarter ended March 31, 2004, compared to $521,000, or $0.21 per diluted share, for the quarter ended March 31, 2003, an increase of 19.0% (as adjusted for the 3 for 2 stock split declared on January 27, 2004).

Interest Income, Interest Expense and Net Interest Income
The Company’s total interest income for the quarter ended March 31, 2004 was $2,539,000, compared to $2,551,000 for the quarter ended March 31, 2003, a decrease of $12,000, or .5%. The decrease in total interest income occurred despite an increase in interest income on investment securities of $149,000, or 21.5%, to $843,000 for the quarter ended March 31, 2004, compared to $694,000 for the quarter ended March 31, 2003. The increase in interest on investment securities was the result of a net increase of approximately $15,600,000 in average balances outstanding in the investment portfolio from March 31, 2003 to March 31, 2004. The increase in interest income on securities was offset by a decrease in interest and fees on loans. Interest and fees on loans is the largest component of total interest income and decreased $149,000, or 8.2%, to $1,669,000 for the quarter ended March 31, 2004, compared to $1,818,000 for the quarter ended March 31, 2003. The decrease in interest and fees on loans is primarily the result of a decline in market interest rates that was experienced at the Company during the past 12 months, which resulted in an 82 basis point decline in the weighted rate of the loan portfolio. The average yield on the Company’s loan portfolio for the three months ended March 31, 2004 was 5.51%, compared to 6.33% for the three months ended March 31, 2003. Decreases in interest on federal funds sold and interest on deposits at other banks, which is the primary component of other interest income, accounted for the majority of the decline of $12,000 in total interest income.

The Company’s total interest expense for the quarter ended March 31, 2004 was $885,000, compared to $956,000 for the quarter ended March 31, 2003. The largest component of the Company’s total interest expense category is interest expense on deposits. For the quarter ended March 31, 2004, interest expense on deposits was $505,000, compared to $527,000 for the quarter ended March 31, 2003, a decrease of $22,000, or 4.2%. The decrease in interest expense on deposits is attributable to the decline in market interest rates paid on deposits at the Company during the past 12 months, which resulted in a 30 basis point decline in the Company’s cost of funds. Interest expense on other borrowings is composed primarily of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the quarter ended March 31, 2004, interest expense on other borrowings was $380,000, compared to $429,000 for the quarter ended March 31, 2003, a decrease of $49,000, or 11.4%. The decrease in interest expense on other borrowings is a result of a reduction in interest expense of approximately $72,000, relating to the quarterly settlement of a cash flow hedge related to FHLB advances. The decline in interest expense on other borrowings was partially offset by additional interest expense relating to a higher level of borrowings from the Federal Home Loan Bank of Atlanta. Borrowings outstanding increased by approximately $3,200,000 from March 31, 2003 to March 31, 2004. The Company’s cost of funds was 2.19% for the three months ended March 31, 2004, compared to 2.49% for the three months ended March 31, 2003.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the gross profit from lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $59,000, or 3.7%, to $1,654,000 for the quarter ended March 31, 2004, compared to $1,595,000 for the quarter ended March 31, 2003. The Company’s net interest margin for the three months ended March 31, 2004 was 3.66%, compared to 3.83% for the three months ended March 31, 2003.

The increase in net interest income was the result of growth of approximately $22.3 million in average earning assets during the 12 months ended March 31, 2004. The Company’s average earning assets increased more rapidly than its net interest income, primarily due to a general decline in market interest rates, which resulted in the decline of 17 basis points in net interest margin.

In the first quarter of 2004 the yield on average earning assets continued to decline moderately as interest rates remained at forty-five year lows, and prepayments and maturities in the loan and investment portfolios continued to reprice to lower yields. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive produce more earnings as interest rates rise.

Provision for Loan Losses
The Company has policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Board of Directors reviews and approves the appropriate level for the Bank’s allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system, and a review of historical statistical data for both the Bank and other financial institutions.

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions, and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators.

The provision for loan losses charged to operations during the three months ended March 31, 2004 was $15,000, compared to $10,000 for the three months ended March 31, 2003. The Company’s loan portfolio increased by $2,467,000 during the first quarter of 2004. For additional information relating to loan loss reserves, see the discussion below under “Allowance for Loan Losses”.

Non-Interest Income
Non-interest income increased $130,000, or 28.3%, to $590,000 for the quarter ended March 31, 2004, compared to $460,000 for the quarter ended March 31, 2003. Included in this category is the net amount of gains on sale of investment securities, which totaled $81,000 during the first quarter of 2004, compared to none during the first quarter of 2003. Income resulting from gains on the sale of investment securities is non-recurring. Service charge income for deposit accounts is the largest component of non-interest income and increased $18,000, or 6.3%, to $304,000 for the quarter. This increase is attributable to the growth in deposit accounts experienced in the past 12 months, as well as, an increase in the non-sufficient funds fee charged by the Company.

Non-Interest Expense
Total non-interest expense for the three months ended March 31, 2004 increased $58,000, or 4.2%, to $1,443,000, compared to $1,385,000 for the three months ended March 31, 2003. The largest component of non-interest expense, salaries and employee benefits, increased $79,000, or 10.4%, to $836,000 for the three months ended March 31, 2004, compared to $757,000 for the three months ended March 31, 2003.

The increase in salaries and benefits is attributable to annual salary adjustments and the addition of four full-time equivalent employees during the 12 month period ended March 31, 2004.

BALANCE SHEET REVIEW
Loans
Outstanding loans represent the largest component of earning assets at 51.0% of total earning assets as of March 31, 2004. Net loans totaled $116,733,000 as of March 31, 2004, compared to $114,266,000 as of December 31, 2003, an increase of $2,467,000, or 2.2%. The increase was primarily in commercial loans, and can likely be attributed to general improvements in economic forecasts.

Non-performing loans totaled 1.71% of gross loans, compared with 1.09% at December 31, 2003. Adjustable rate loans totaled 66.1% of the loan portfolio as of March 31, 2004, compared to 64.2% as of December 31, 2003. The continued growth in adjustable rate loans positions the Company to benefit from rising interest rates.

The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

The residential mortgage loan portfolio is predominantly comprised of loans extended for owner-occupied residential properties and are typically secured by first mortgages on the properties financed, and generally do not exceed 15 years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest.

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

Allowance for Loan Losses
There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. To address these risks, the Company has developed policies and procedures to evaluate the overall quality of our credit portfolio and the timely identification of potential problem loans. The Company maintains an allowance for loan losses which it establishes through charges in the form of a provision for loan losses. The Company charges loan losses and credits recoveries directly to this allowance.

The allowance for loan losses at March 31, 2004 was $1,309,000, or 1.11% of gross loans outstanding, compared to $1,299,000, or 1.13% of gross loans outstanding at December 31, 2003. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external review by federal/state banking examiners, management’s consideration of current economic conditions and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. The Company’s evaluation is inherently subjective as it requires estimates that are susceptible to significant change. The Company’s losses will undoubtedly vary from these estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time.

At March 31, 2004, the Company had $1,918,000 in non-accruing loans, no restructured loans, $99,000 in loans more than 90 days past due and still accruing interest and no Other Real Estate Owned. This compares to $1,249,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2003. Non-performing loans consisted of $900,000 in mortgage loans, $1,000,000 in commercial loans and $18,000 in consumer loans at March 31, 2004. Non-performing assets as a percentage of average assets were 0.92% and 0.62% at March 31, 2004 and December 31, 2003, respectively. The increase in non-accruing loans in the first quarter of 2004 was due primarily to two commercial loans being placed on non-accrual status.

Net charge-offs for the first three months of 2004 were $5,000. As a percentage of non-performing loans, the allowance for loan losses was 65% and 104% as of March 31, 2004 and December 31, 2003, respectively. Despite the significant change in the above percentage, the Company’s loan loss reserve models indicate the reserve is adequate.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company, yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. As of March 31, 2004, investment securities totaled $85,103,000, or 37.2%, of total assets. Investment securities increased $1,080,000, or 1.3%, compared to $84,023,000 as of December 31, 2003. Activity in the investment portfolio during the first quarter of 2004 consisted primarily of the reinvestment of cash flow from called bonds and mortgage-backed securities.

At March 31, 2004, the Company’s investment securities classified as Available for Sale had an amortized cost of $55,943,000 and a market value of $58,667,000, for an unrealized gain of $2,724,000. Investment securities classified as Held to Maturity had an amortized cost of $26,436,000. This compares to an amortized cost of $64,961,000 and a market value of $66,760,000, for an unrealized gain of $1,799,000 as of December 31, 2003 for those investment securities classified as Available for Sale. Investment securities classified as Held To Maturity as of December 31, 2003 had an amortized cost of $17,263,000.

Cash and Due from Banks
The Company’s cash and due from banks increased $3,476,000, or 47.8%, to $10,743,000 at March 31, 2004 compared to $7,267,000 at December 31, 2003. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Real Estate Held for Sale
During the quarter ended March 31, 2004, the Company purchased land in the amount of $610,000 as the site for a branch in Taylors, South Carolina. The Company has not yet obtained approval for the branch and, until the branch approval process has been completed, has classified the purchase as real estate held for sale.

Deposits
The Company receives its primary source of funding for loans and investments from customer deposits. Total deposits increased $10,687,000, or 7.0%, to $163,648,000 as of March 31, 2004, compared to $152,961,000 as of December 31, 2003.

The Company had brokered deposits totaling $9 million and $6 million as of March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004, interest-bearing deposits comprised 86.8% of total deposits compared to 86.7% as of December 31, 2003. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings
The Company’s borrowings from time to time are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2004 and December 31, 2003, the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $1,980,000, or 4.9%, to $42,037,000 as of March 31, 2004, compared to $40,057,000 as of December 31, 2003. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.33% and 4.42% as of March 31, 2004 and December 31, 2003, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 5.11 years and 5.47 years as of March 31, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources
Liquidity is a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At March 31, 2004, core deposits totaled $126,485,000, or 77%, of the Company’s total deposits, compared to $120,396,000, or 78.7%, of the Company’s total deposits as of December 31, 2003.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. Management believes its liquidity sources are adequate at this time. The Company exceeded all of its capital requirements as of March 31, 2004.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $15.7 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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
None

Item 5.   Other Information
None

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer.

32              Section 1350 Certifications.

(b)      Current Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2004.

On January 7, 2004, a Form 8-K, which was amended on January 15, 2004, was filed announcing the proposed merger of the Company’s independent auditor, Crisp Hughes Evans LLP, with Dixon Odom PLLC.

On February 6, 2004, a Form 8-K was filed announcing the declaration of a three for two stock split on January 27, 2004 and the approval of dividends of $.15 per share, payable on June 15, September 15 and December 15 to shareholders of record on June 1, September 1, and December 1, 2004.

On March 4, 2004, a Form 8-K was filed announcing completion of the previously announced merger involving the registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: May 14, 2004	/s/ R. Dennis Hennett
R. Dennis Hennett
President & Chief Executive Officer

Date: May 14, 2004	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1           Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2           Rule 13a-14(a) Certification of the Chief Financial Officer.

32              Section 1350 Certifications.