Form 10-Q
period 2004-06-30
GREER BANCSHARES INC
filed 2004-08-16
CIK 1145547

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

The number of outstanding shares of the issuer's $5.00 par value common stock as of August 6, 2004 was 2,429,417.

GREER BANCSHARES INCORPORATED
Index

PART 1

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands except per share data)	June 30,	December 31,
	2004	2003

Assets:
Cash and due from banks	$8,293	$7,267
Federal funds sold	0	159
Investment securities:
Held to maturity	26,046	17,263
Available for sale	58,692	66,760
Loans	120,884	115,564
Less: allowance for loan losses	953	1,298

Net loans	119,931	114,266
Premises and equipment, net	4,381	3,886
Real estate held for sale	397	125
Other assets	5,601	4,407

Total Assets	$223,341	$214,133

Liabilities:
Deposits
Non-interest bearing	$21,417	$20,311
Interest bearing	138,384	132,650

Total Deposits	159,801	152,961
Note payable to Federal Home Loan Bank	41,917	40,057
Fed funds purchased	550	0
Other liabilities	2,398	1,408

Total Liabilities	204,666	194,426
Stockholders' Equity:
Common stock--par value $5 per share, 10,000,000 shares
authorized, 2,429,117 and 1,615,277 shares issued and
outstanding at June 30, 2004 and December 31, 2003,
respectively	12,145	8,076
Additional paid in capital	2,492	6,465
Retained earnings	4,165	4,060
Accumulated other comprehensive income (loss)	(127)	1,106

Total Stockholders' Equity	18,675	19,707

Total Liabilities and Stockholders' Equity	$223,341	$214,133

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)

(dollars in thousands except per share data)	For Three Months		For Six Months
	06/30/04	06/30/03	06/30/04	06/30/03
Interest Income:
Loans (including fees)	$1,721	$1,789	$3,390	$3,607
Investment securities:
Taxable	495	323	942	693
Exempt from federal income tax	353	341	749	665
Federal funds sold	7	12	12	21
Other	27	26	49	56

Total interest income	2,603	2,491	5,142	5,042

Interest Expense:
Interest on deposit accounts	529	493	1,034	1,020
Interest on other borrowings	385	446	765	875

Total interest expense	914	939	1,799	1,895
Net interest income	1,689	1,552	3,343	3,147

Provision for loan losses	30	0	45	10

Net interest income after provision for loan losses	1,659	1,552	3,298	3,137

Non-interest income:
Service charges for deposit accounts	315	329	619	615
Other service charges	63	78	124	140
Gain on sale of investment securities	0	41	81	41
Other operating income	171	126	315	238

Total non-interest income	549	574	1,139	1,034

Non-interest expenses:
Salaries and employee benefits	837	763	1,673	1,520
Occupancy and equipment	179	210	352	422
Postage and supplies	63	79	117	136
Other operating expenses	424	414	804	773

Total non-interest expenses	1,503	1,466	2,946	2,851

Income before income taxes	705	660	1,491	1,320

Provision for income taxes:	121	119	287	258

Net income	$584	$541	$1,204	$1,062

Basic net income per share of common stock	$0.24	$0.22	$0.50	$0.44

Diluted net income per share of common stock	$0.24	$0.22	$0.49	$0.44

        The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)

	For Three Months		For Six Months
	06/30/04	06/30/03	06/30/04	06/30/03

Net Income	$584	$541	$1,204	$1,062

Other comprehensive
income(loss), net of tax:
Unrealized Holding Gains (Losses) on
Investment Securities	(1,447)	491	(809)	851
Less Reclassification Adjustments for
(Gains)/Losses Included in Net Income	0	(25)	(66)	(25)

Subtotal	(1,447)	466	(875)	826

Cash flow hedging activities:
Unrealized holding gains (losses) on
cash flow hedging activities, net of tax	(358)	0	(358)	0

Comprehensive Income (Loss)	$(1,221)	$1,007	$(29)	$(1,268)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2004 and Twelve Months Ended December 31, 2003
(Unaudited)

(dollars in thousands, except per share data		Additional		Accumulated	Total
	Common	Paid-In	Retained	Other Comp.	Stockholders
	Stock	Capital	Earnings	Income	Equity
Balances at 12/31/2003	$8,076	$6,465	$4,060	$1,106	$19,707

Net Income			1,204		1,204
Other comprehensive income, net of tax				(1,233)	(1,233)

Stock exercised pursuant
to stock option plan	22	74			96
Stock split (3 for 2)	4,047	(4,047)
Cash dividends ($.45 per share)			(1,094)		(1,094)
Cash in lieu of fractional
shares (3 for 2 stock split)			(5)		(5)

Balances at 6/30/2004	$12,145	$2,492	$4,165	(127)	$18,675

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

(dollars reported in thousands)	For the Six Months Ended
	06/30/04	06/30/03
OPERATING ACTIVITIES
Net income	$1,204	$1,062
Cash provided by operating activities
Depreciation	213	271
Gain on sale of securities	(81)	(41)
Provision for loan losses	45	10
Decrease (increase) in accrued interest receivable	15	(9)
Increase in other assets	(1,209)	(43)
Increase in accrued interest payable	218	95
(Decrease) increase in other liabilities	1,539	(15)

Net cash provided by operating activities	1,944	1,330

INVESTING ACTIVITIES
Proceeds from the sale of securities	19,765	32,009
Purchase of securities	(21,764)	(34,579)
Net decrease in federal funds sold	159	1,930
Purchase of FHLB stock	(61)	(242)
Net (increase) decrease in loans	(5,710)	29
Purchase of Property and eqipment	(980)	(94)

Net cash used for investing activities	(8,591)	(947)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,840	(3,681)
Net proceeds of notes payable FHLB	1,836	5,860
Cash dividends and fractional shares paid	(1,099)	(563)
Proceeds from issuance of stock through options	96	86

Net cash provided by financing activities	7,673	1,702

Net increase in cash and due from banks	1,026	2,085

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	7,267	7,368

CASH AND DUE FROM BANKS, END OF PERIOD	8,293	9,453

CASH PAID FOR
Income taxes	$373	$552

Interest	$1,726	$1,801

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

The accompanying consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of the consolidated balance sheets, consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. All adjustments, however, which are in the opinion of management necessary for the fair presentation of the interim financial statements, have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income (loss) for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003, which are included in the Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 3-for-2 stock split declared on January 27, 2004.

Note 3 – Accounting Policy

Stock-Based Compensation- On December 31, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial statements. We intend to continue to account for stock-based compensation based on the provisions of APB Opinion No. 25.

For the periods ending June 30, 2004 and June 30, 2003, stock based compensation expense, net of tax, is deemed immaterial to pro forma income. Therefore, tables are not included with this current filing period.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

o	significant increases in competitive pressure in the banking and financial services industries;

o	changes in the interest rate environment which could reduce anticipated or actual margins;

o	changes in political conditions or the legislative or regulatory environment;

o	the level of allowance for loan losses;

o	the rate of delinquencies and amounts of charge-offs;

o	the rates of loan growth;

o	adverse changes in asset quality and resulting credit risk-related losses and expenses;

o	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o	changes occurring in business conditions and inflation;

o	changes in technology;

o	changes in monetary and tax policies;

o	loss of consumer confidence and economic disruptions resulting from terrorist activities;

o	changes in the securities markets; and

o	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview
The following discussion describes our results of operations for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 as well as results for the six months ended June 30, 2004 and 2003, and also analyzes our financial condition as of June 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

The Company reported consolidated net income of $584,000, or $.24 per diluted share, for the quarter ended June 30, 2004, compared to $541,000, or $0.22 per diluted share, for the quarter ended June 30, 2003, an increase of 7.9%.

Interest Income, Interest Expense and Net Interest Income
The Company’s total interest income for the quarter ended June 30, 2004 was $2,603,000, compared to $2,491,000 for the quarter ended June 30, 2003, an increase of $112,000, or 4.5%. Total interest income for the six months ended June 30, 2004 was $5,142,000 compared to $5,042,000 for the six months ended June 30, 2003, an increase of $100,000, or 2.0%. Interest and fees on loans is the largest component of total interest income and decreased $68,000, or 3.8%, to $1,721,000 for the quarter ended June 30, 2004, compared to $1,789,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, interest and fees on loans decreased $217,000, or 6.0%, to $3,390,000, compared to $3,607,000 for the six months ended June 30, 2003. The decline in interest and fees on loans is a result of the continued low interest rate environment. Total interest income increased due to increases in interest income from investment securities, which was the result of an increase of $13,670,000 in investment securities during the twelve months ended June 30, 2004. The average yield on the Company’s loan portfolio for the three and six months ended June 30, 2004 was 5.54% and 5.50%, respectively, compared to 6.13% and 6.26%, respectively, for the three and six months ended June 30, 2003, again reflecting the low interest rate environment.

The Company’s total interest expense for the three months ended June 30, 2004 was $914,000, compared to $939,000 for the three months ended June 30, 2003, a decrease of $25,000, or 2.7%. Total interest expense for the six months ended June 30, 2004 was $1,799,000, compared to $1,895,000 for the six months ended June 30, 2003, a decrease of $96,000, or 5.1%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended June 30, 2004, interest expense on deposits was $529,000, compared to $493,000 for the three months ended June 30, 2003, an increase of $36,000, or 7.3%. For the six months ended June 30, 2004, interest expense on deposits was $1,034,000, compared to $1,020,000 for the six months ended June 30, 2003, an increase of $14,000, or

1.4%.     The increase in interest expense on deposits is attributable to the growth in deposits experienced in the past twelve months. Average total deposits for the six months ended June 30, 2004 were $159,168,000, compared to $136,687,000 for the same period in 2003. The increase in interest expense on deposits was offset to a large extent by the fact the Company’s cost of funds on interest-bearing deposits declined to 2.20% for the six months ended June 30, 2004, compared to 2.39% for the six months ended June 30, 2003. Even though interest expense on deposits increased during these periods, total interest expenses decreased because of a decrease in interest expense on other borrowings. Interest expense on other borrowings is comprised of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the three months ended June 30, 2004, interest expense on other borrowings was $385,000, compared to $446,000 for the quarter ended June 30, 2003, a difference of $61,000, or 13.7%. For the six months ended June 30, 2004, interest expense on other borrowings was $765,000, compared to $875,000 for the six months ended June 30, 2003, a difference of $110,000, or 12.6%. The decrease in interest expense on other borrowings is a result of the positive effects of an interest rate swap transaction entered into by the Bank in August 2003, through which the Bank swapped fixed interest rate payments for lower adjustable rate payments. During 2004 the net effect of the interest rate swaps has been to reduce the Company’s interest expense by $145,000.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $137,000, or 8.8%, to $1,689,000 for the quarter ended June 30, 2004, compared to $1,552,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, net interest income before provision for loan losses increased $196,000, or 6.2%, to $3,343,000, compared to $3,147,000 for the six months ended June 30, 2003. The increase in net interest income was primarily the result of the effects of the interest rate swap transaction previously discussed. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise.

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

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our internal auditors.

The provision for loan losses charged to operations during the three months ended June 30, 2004 was $30,000, compared to no provision being made for the three months ended June 30, 2003. The provision charged for the six months ended June 30, 2004 was $45,000, compared to $10,000 for the six months ended June 30, 2003. The provision for loan losses was significantly lower in the first six months of 2003 due to the Company’s loan loss reserve model indicating that no additional loan loss reserve was needed. This determination was a result of several factors, including the lack of growth in the loan portfolio during this period and the recovery, during the three and six month periods ended June 30, 2003, of a previously charged-off loan of approximately $165,000. The Company’s loan portfolio has grown by $5,320,000 during the first six months of 2004, and provisions have been made based on the results of the loan loss reserve models used by management. See the discussion below under “Allowance for Loan Losses.

Non-Interest Income
Non-interest income decreased $25,000, or 4.4%, to $549,000 for the quarter ended June 30, 2004, compared to $574,000 for the quarter ended June 30, 2003. For the six months ended June 30, 2004, non-interest income increased $105,000, or 10.2%, to $1,139,000, compared to $1,034,000 for the six months ended June 30, 2003. Service charges for deposit accounts is the largest component of non-interest income and decreased $14,000, or 4.3%, to $315,000 for the three months ended June 30, 2004, compared to $329,000 for the three months ended June 30, 2003. This decrease can be attributed to the fact the Bank has begun offering business and personal checking accounts with no service charges. Some account holders have switched their accounts from accounts with service charges to the free account product. Gains on the sale of securities were $81,000 for the six months ended June 30, 2004 compared to $41,000 for the six months ended June 30, 2003.

Non-Interest Expense
Total non-interest expense for the three months ended June 30, 2004 increased $37,000, or 2.5%, to $1,503,000, compared to $1,466,000 for the three months ended June 30, 2003. Total non-interest expense for the six months ended June 30, 2004 increased $95,000, or 3.3%, to $2,946,000, compared to $2,851,000 for the six months ended June 30, 2003. The largest component of non-interest expense, salaries and employee benefits, increased $74,000, or 9.7%, to $837,000 for the three months ended June 30, 2004, compared to $763,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, salaries and employee benefits increased $153,000, or 10.1%, to $1,673,000, compared to $1,520,000 for the six months ended June 30, 2003. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel to support the growth of the company. Occupancy and equipment expense decreased $31,000, or 14.8%, to $179,000, compared to $210,000 for the three months ended June 30, 2004. For the six months ended June 30, 2004, occupancy and equipment expense decreased $70,000, or 16.6%, to $352,000, compared to $422,000 for the six months ended June 30, 2003. The decline is attributed to data processing equipment becoming fully depreciated in late 2003, and the savings experienced after the elimination of certain maintenance agreements on equipment.

BALANCE SHEET REVIEW

Loans
Outstanding loans represent the largest component of earning assets at 58.2% of total earning assets as of June 30, 2004. Gross loans totaled $120,884,000 as of June 30, 2004, which is an increase of $5,320,000, or 4.6%, over the total as of December 31, 2003, which was $115,564,000. The increase was primarily due to participation loans with other banks, as well as an increase in home equity lines of credit.

Adjustable rate loans totaled 68.5% of the loan portfolio as of June 30, 2004, compared to 64.2% as of December 31, 2003. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise; however, the significant percentage of variable rate loans in the portfolio has lowered the average weighted rate of the portfolio in the present low interest rate environment.

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

Allowance for Loan Losses
The allowance for loan losses at June 30, 2004 was $953,000, or 0.79%, of gross loans outstanding, compared to $1,298,000, or 1.1%, of gross loans outstanding at December 31, 2003. The decline in the reserve is the result of loan losses being charged against the reserve in the three months ended June 30, 2004. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. Nevertheless, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

At June 30, 2004 the Company had $1,367,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and $397,000 in Other Real Estate Owned. This compares to $1,249,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2003. Non-performing loans consisted of $726,000 in mortgage loans, $619,000 in commercial loans and $22,000 in consumer loans at June 30, 2004. Non-performing assets and other real estate owned as a percentage of average assets were 0.61% and 0.62% at June 30, 2004 and December 31, 2003, respectively.

Net charge-offs for the first six months of 2004 were $390,000, the majority of which was one loan relationship. As a percentage of non-performing loans, the allowance for loan losses was 70% and 104% as of June 30, 2004 and December 31, 2003, respectively. Management of the Company continues to monitor loan loss reserves.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During recent years when loan demand has not been as strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. As of June 30, 2004, investment securities totaled $84,738,000, or 41.1%, of total earning assets. Investment securities increased $715,000 or less than one percent from $84,023,000 as of December 31, 2003. Investment activity in the six months ended June 30, 2004 consisted primarily of the reinvestment of cash flow from called bonds and mortgage-backed securities.

At June 30, 2004 the Company’s investment securities classified as Available for Sale had an amortized cost of $58,019,000 and a market value of $58,692,000 for an unrealized gain of $673,000. Investment securities classified as Held to Maturity had an amortized cost of $26,046,000. This compares to an amortized cost of $64,961,000 and a market value of $66,760,000 for an unrealized gain of $1,799,000 as of December 31, 2003 for those investment securities classified as Available for Sale. Investment securities classified as Held to Maturity had an amortized cost of $17,263,000 as of December 31, 2003.

Cash and Due From Banks
The Company’s cash and due from banks increased $1,026,000, or 14.1%, to $8,293,000 at June 30, 2004, compared to $7,267,000 at December 31, 2003. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits
The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $6,840,000, or 4.5%, to $159,801,000 as of June 30, 2004 compared to $152,961,000 as of December 31, 2003.

The Company had brokered deposits totaling $9 million and $6 million as of June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and December 31, 2003, interest-bearing deposits comprised 86.6% and 86.7% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings
The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2004 the Company had $550,000 outstanding in federal funds purchased, and at December 31, 2003 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $1,860,000, or 4.6%, to $41,917,000 as of June 30, 2004 compared to $40,057,000 as of December 31, 2003. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.33% and 4.42% as of June 30, 2004 and December 31, 2003, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 4.84 years and 5.47 years as of June 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources
Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At June 30, 2004 core deposits totaled $123.3 million, or 77.1%, of the Company’s total deposits, compared to $120.4 million, or 78.7%, of the Company’s total deposits as of December 31, 2003.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the six month period ending June 30, 2004, the Company had received $964,000 in dividends from its banking subsidiary, and management believes its liquidity sources are adequate at this time. In addition, management does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of June 30, 2004.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $20.6 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Changes in Securities
None

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders of Greer Bancshares Incorporated was held on April 22, 2004. One item was presented to stockholders for consideration. The item of business presented was to elect four directors to hold office until the 2007 Annual Meeting of Stockholders. The following chart details the number of votes cast for and withheld for each nominee. There were no abstentions or broker non-votes cast.

Nominee	For	Withheld	% of Votes Cast
Walter M. Burch	1,190,493	0	100.00%
Paul D. Lister	1,161,025	29,468	97.52%
C. Don Wall	1,186,535	3,958	99.67%
Theron C. Smith, III	1,190,493	0	100.00%

Item 5.  Other Information
None

Item 6.  Exhibits and Reports on Form 8-K
(a)   Exhibits

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32             Section 1350 Certifications.

(b)    Current Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2004.

The Company filed a Form 8-K on April 30, 2004 to disclose the issuance of a press release announcing its financial results for the first quarter ended March 31, 2004.

The Company filed a Form 8-K on July 13 to disclose the issuance of a press release that announced that Kenneth M. Harper was named president of Greer State Bank, subsidiary. R. Dennis Hennett, who has served as president of Greer State Bank since its inception in 1988, will continue as chief executive officer as part of the Bank’s succession planning until his scheduled retirement in June 2008.

The Company filed a Form 8-K on July 20 to disclose the issuance of a press release announcing its financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: August 13, 2004	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Date: August 13, 2004	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32        Section 1350 Certifications.