Form 10-Q
period 2004-09-30
GREER BANCSHARES INC
filed 2004-11-15
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

The number of outstanding shares of the issuer’s $5.00 par value common stock as of October 29, 2004 was 2,429,767.

GREER BANCSHARES INCORPORATED
Index

PART 1

FINANCIAL INFORMATION

Item 1
Consolidated Financial Statements (Unaudited)

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)

(dollars in thousands except per share data)	September 30,	December 31,
	2004	2003
Assets:
Cash and due from banks	$6,020	$7,267
Federal funds sold	1,636	159
Investment securities:
Held to maturity	24,561	17,263
Available for sale	51,840	66,760
Loans	130,496	115,564
Less: allowance for loan losses	1,029	1,298

Net loans	129,467	114,266
Premises and equipment, net	4,354	3,886
Real estate held for sale	515	125
Other assets	5,820	4,407

Total Assets	$224,213	$214,133

Liabilities:
Deposits
Non-interest bearing	$23,104	$20,311
Interest bearing	131,052	132,650

Total Deposits	154,156	152,961

Notes payable to Federal Home Loan Bank	46,896	40,057

Other liabilities	2,602	1,408

Total Liabilities	203,654	194,426

Stockholders' Equity:
Common stock--par value $5 per share, 10,000,000 shares
authorized, 2,429,767 and 1,615,277 shares issued and
outstanding at September 30, 2004 and December 31, 2003,
respectively	12,148	8,076
Additional paid in capital	2,496	6,465
Retained earnings	4,773	4,060
Accumulated other comprehensive income	1,142	1,106

Total Stockholders' Equity	20,559	19,707

Total Liabilities and Stockholders' Equity	$224,213	$214,133

          The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)

(dollars in thousands except per share data)	For Three Months		For Nine Months
	09/30/04	09/30/03	09/30/04	09/30/03
Interest Income:
Loans (including fees)	$1,848	$1,774	$5,238	$5,381
Investment securities:
Taxable	473	286	1,415	979
Exempt from federal income tax	352	351	1,101	1,016
Federal funds sold	4	10	16	31
Other	21	62	70	118

Total interest income	2,698	2,483	7,840	7,525

Interest Expense:
Interest on deposit accounts	523	465	1,557	1,485
Interest on other borrowings	416	452	1,181	1,327

Total interest expense	939	917	2,738	2,812

Net interest income	1,759	1,566	5,102	4,713

Provision for loan losses	94	0	139	10

Net interest income after provision for loan losses	1,665	1,566	4,963	4,703

Non-interest income:
Service charges for deposit accounts	323	293	942	908
Other service charges	72	68	196	208
Gain on sale of investment securities	29	0	110	41
Other operating income	200	142	515	380

Total non-interest income	624	503	1,763	1,537

Non-interest expenses:
Salaries and employee benefits	869	790	2,542	2,310
Occupancy and equipment	195	207	547	629
Postage and supplies	56	44	173	180
Other operating expenses	418	352	1,222	1,125

Total non-interest expenses	1,538	1,393	4,484	4,244

Income before income taxes	751	676	2,242	1,996

Provision for income taxes:	143	104	430	362

Net income	$608	$572	$1,812	$1,634

Basic net income per share of common stock	$.25	$.24	$.74	$.68

Diluted net income per share of common stock	$.24	$.23	$.74	$.67

          The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)

	For Three Months		For Nine Months
	09/30/04	09/30/03	09/30/04	09/30/03

Net Income	$608	$572	$1,812	$1,634
Other comprehensive
income(loss), net of tax:
Unrealized Holding Gains (Losses) on
Investment Securities	931	(749)	104	102
Less Reclassification Adjustments for
(Gains)/Losses Included in Net Income	(18)	0	(68)	(25)

Subtotal	913	(749)	36	77

Comprehensive Income (Loss)	$1,521	$(177)	$1,848	$1,711

          The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2004
(Unaudited)

		Additional		Accumulated	Total
(dollars in thousands, except per share data)	Common	Paid-In	Retained	Other Comp.	Stockholders
	Stock	Capital	Earnings	Income	Equity
Balances at 12/31/2003	$8,076	$6,465	$4,060	$1,106	$19,707
Net Income			1,812		1,812
Other comprehensive income, net of tax				36	36
Stock exercised pursuant
to stock option plan	25	78			103
Stock split (3 for 2)	4,047	(4,047)
Cash dividends ($.45 per share)			(1,094)		(1,094)
Cash in lieu of fractional shares (3 for 2 stock split)			(5)		(5)

Balances at 9/30/2004	$12,148	$2,496	$4,773	$1,142	$20,559

          The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

(dollars reported in thousands)	For the Nine Months Ended
	09/30/04	09/30/03
OPERATING ACTIVITIES
Net income	$1,812	$1,634
Cash provided by operating activities
Depreciation	326	407
Gain on sale of securities	(110)	(41)
Provision for loan losses	139	10
Decrease (increase) in accrued interest receivable	9	(40)
Increase in other assets	(1,149)	(72)
Increase in accrued interest payable	376	233
Increase (decrease) in other liabilities	796	(104)

Net cash provided by operating activities	2,199	2,027

INVESTING ACTIVITIES
Proceeds from the sale of securities	30,437	27,561
Purchase of securities	(22,344)	(38,113)
Net (increase) decrease in federal funds sold	(1,477)	381
Purchase of FHLB stock	(304)	(599)
Net (increase) in loans	(15,340)	(4,797)
Purchase of property and equipment	(1,173)	(134)

Net cash used for investing activities	(10,201)	(15,701)

FINANCING ACTIVITIES
Net increase in deposits	1,195	8,140
Net proceeds of notes payable FHLB	6,556	5,340
Cash dividends and fractional shares paid	(1,099)	(563)
Proceeds from issuance of stock through options	103	88

Net cash provided by financing activities	6,755	13,005

Net decrease in cash and due from banks	$(1,247)	$(669)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	$7,267	$7,368

CASH AND DUE FROM BANKS, END OF PERIOD	$6,020	$6,699

CASH PAID FOR
Income taxes	$560	$675

Interest	$2,362	$2,580

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

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income (loss) for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2003, which are included in the Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 3-for-2 stock split declared on January 27, 2004. The weighted average shares outstanding for the nine months ended September 30, 2004 and September 30, 2003 were 2,428,203 and 2,445,924, respectively (basic) and 2,413,713 and 2,437,394, respectively (diluted).

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

For the periods ended September 30, 2004 and September 30, 2003, stock based compensation expense, net of tax, is deemed immaterial to pro forma income. Therefore, tables are not included with this current filing period.

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

RESULTS OF OPERATIONS

Overview
The following discussion describes our results of operations for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 as well as results for the nine months ended September 30, 2004 and 2003, and also analyzes our financial condition as of September 30, 2004 as compared to December 31, 2003. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other charges to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

The Company reported consolidated net income of $608,000, or $.24 per diluted share, for the quarter ended September 30, 2004, compared to $572,000, or $.23 per diluted share, for the quarter ended September 30, 2003, an increase of 6.3%. For the nine months ended September 30, 2004 net income was $1,812,000, compared with $1,634,000 for the nine months ended September 30, 2003, an increase of 10.9%.

Interest Income, Interest Expense and Net Interest Income
The Company’s total interest income for the quarter ended September 30, 2004 was $2,698,000, compared to $2,483,000 for the quarter ended September 30, 2003, an increase of $215,000, or 8.7%. Total interest income for the nine months ended September 30, 2004 was $7,840,000 compared to $7,525,000 for the nine months ended September 30, 2003, an increase of $315,000, or 4.2%. Interest and fees on loans is the largest component of total interest income and increased $74,000, or 4.2%, to $1,848,000 for the quarter ended September 30, 2004, compared to $1,774,000 for the quarter ended September 30, 2003. The increase is due primarily to an increase of approximately $14.6 million in average loans outstanding during the three months ended September 30, 2004. For the nine months ended September 30, 2004, interest and fees on loans decreased $143,000, or 2.7%, to $5,238,000, compared to $5,381,000 for the nine months ended September 30, 2003. The decline in interest and fees on loans is a result of the continued low interest rate environment, which led to a decline of 57 basis points in the average weighted rate of the loan portfolio from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. Interest income on investment securities increased by $521,000 and $188,000 for the nine months and three months periods, respectively. The increase was due to an increase of approximately $10.6 million in average investment securities from the nine months ended September 30, 2003 to the nine months ended September 30, 2004. The average yield on the Company’s loan portfolio for the three and nine months ended September 30, 2004 was 5.58% and 5.53%, respectively, compared to 5.79% and 6.10%, respectively, for the three and nine months ended September 30, 2003, reflecting the continued low interest rate environment.

The Company’s total interest expense for the three months ended September 30, 2004 was $939,000, compared to $917,000 for the three months ended September 30, 2003, an increase of $22,000, or 2.4%. Total interest expense for the nine months ended September 30, 2004 was $2,738,000, compared to $2,812,000 for the nine months ended September 30, 2003, a decrease of $74,000, or 2.6%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended September 30, 2004, interest expense on deposits was $523,000, compared to $465,000 for the three months ended September 30, 2003, an increase of $58,000, or 12.5%. For the nine months ended September 30, 2004, interest expense on deposits was $1,557,000, compared to $1,485,000 for the nine months ended September 30, 2003, an increase of $72,000, or 4.8%. The increase in interest expense on deposits is attributable to the growth in deposits experienced in the past twelve months. Average total deposits for the nine months ended September 30, 2004 were $158,562,000, compared to $137,815,000 for the same period in 2003. The increase in interest expense on deposits was offset to a large extent by the fact the Company’s cost of funds on interest-bearing deposits declined to 2.21% for the nine months ended September 30, 2004, compared to 2.37% for the nine months ended September 30, 2003. Even though interest expense on deposits increased during these periods, total interest expenses decreased because of a decrease in interest expense on other borrowings. Interest expense on other borrowings is comprised of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and federal funds purchased. For the three months ended September 30, 2004, interest expense on other borrowings was $416,000, compared to $452,000 for the quarter ended September 30, 2003, a difference of $36,000, or 8.0%. For the nine months ended September 30, 2004, interest expense on other borrowings was $1,181,000, compared to $1,327,000 for the nine months ended September 30, 2003, a difference of $146,000, or 11.0%. The decrease in interest expense on other borrowings is a result of the positive effects of an interest rate swap transaction entered into by the Bank in August 2003, through which the Bank swapped fixed interest rate payments for lower adjustable rate payments. During 2004 the net effect of the interest rate swaps has been to reduce the Company’s interest expense by $202,000.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $193,000, or 12.3%, to $1,759,000 for the quarter ended September 30, 2004, compared to $1,566,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, net interest income before provision for loan losses increased $389,000, or 8.3%, to $5,102,000, compared to $4,713,000 for the nine months ended September 30, 2003. The increase in net interest income was primarily the result of the effects of the interest rate swap transaction previously discussed. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise.

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

The provision for loan losses charged to operations during the three months ended September 30, 2004 was $94,000, compared to no provision being made for the three months ended September 30, 2003. The provision charged for the nine months ended September 30, 2004 was $139,000, compared to $10,000 for the nine months ended September 30, 2003. The provision for loan losses was significantly lower in the first nine months of 2003 due to the Company’s loan loss reserve model indicating that no additional loan loss reserve was needed. This determination was a result of several factors, including the lack of growth in the loan portfolio during this period and the recovery, during the three and nine month periods ended September 30, 2003, of a previously charged-off loan of approximately $125,000. The Company’s loan portfolio has grown by $14,900,000 during the first nine months of 2004, and provisions have been made based on the results of the loan loss reserve models used by management. See the discussion below under “Allowance for Loan Losses”.

Non-Interest Income
Non-interest income increased $121,000, or 24.1%, to $624,000 for the quarter ended September 30, 2004, compared to $503,000 for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, non-interest income increased $226,000, or 14.7%, to $1,763,000, compared to $1,537,000 for the nine months ended September 30, 2003. Service charges for deposit accounts is the largest component of non-interest income and increased $30,000, or 10.2%, to $323,000 for the three months ended September 30, 2004, compared to $293,000 for the three months ended September 30, 2003. This increase can be attributed to an increase in the number of deposit accounts. Gains on the sale of securities were $110,000 for the nine months ended September 30, 2004 compared to $41,000 for the nine months ended September 30, 2003, and were $29,000 for the three months ended September 30, 2004 compared to $0 for the three months ended September 30, 2003.

Non-Interest Expense
Total non-interest expense for the three months ended September 30, 2004 increased $145,000, or 10.4%, to $1,538,000, compared to $1,393,000 for the three months ended September 30, 2003. Total non-interest expense for the nine months ended September 30, 2004 increased $240,000, or 5.7%, to $4,484,000, compared to $4,244,000 for the nine months ended September 30, 2003. The largest component of non-interest expense, salaries and employee benefits, increased $79,000, or 10.0%, to $869,000 for the three months ended September 30, 2004, compared to $790,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, salaries and employee benefits increased $232,000, or 10.0%, to $2,542,000, compared to $2,310,000 for the nine months ended September 30, 2003. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel to support the growth of the Company. Occupancy and equipment expense decreased $12,000, or 5.8%, to $195,000, compared to $207,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2004, occupancy and equipment expense decreased $82,000, or 13%, to $547,000, compared to $629,000 for the nine months ended September 30, 2003. The decline is attributed to data processing equipment becoming fully depreciated in late 2003, and the savings experienced after the elimination of certain maintenance agreements on equipment. The Company’s effective tax rate during the nine months ended September 30, 2004 was 19.2%, primarily as a result of having an average of $33,356,000 invested in tax exempt municipal securities.

BALANCE SHEET REVIEW

Loans
Outstanding loans represent the largest component of earning assets at 58.3% of total earning assets as of September 30, 2004. Gross loans totaled $130,496,000 as of September 30, 2004, which is an increase of $14,932,000, or 12.9%, over the total as of December 31, 2003, which was $115,564,000. The increase was due to an increase in loan demand in the Bank’s market area, as well as an increase in participation loans with other banks.

Adjustable rate loans totaled 69.63% of the loan portfolio as of September 30, 2004, compared to 64.2% as of December 31, 2003. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise; however, the significant percentage of variable rate loans in the portfolio has lowered the average weighted rate of the portfolio in the present low interest rate environment.

The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses
The allowance for loan losses at September 30, 2004 was $1,029,000, or .79%, of gross loans outstanding, compared to $1,298,000, or 1.12%, of gross loans outstanding at December 31, 2003. The decline in the reserve is the result of loan losses being charged against the reserve in the nine months ended September 30, 2004. The allowance for loan losses is based upon a board-approved loan loss modeling system, which includes the prior loss experience of the Company. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. We monitor the level of loan loss reserves on an–ongoing basis. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

At September 30, 2004 the Company had $1,149,000 in non-accruing loans, no restructured loans, $1,059,000 loans more than 90 days past due and still accruing interest and $515,000 in Other Real Estate Owned. This compares to $1,249,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2003. Non-performing loans consisted of $625,000 in mortgage loans, $1,542,000 in commercial loans and $41,000 in consumer loans at September 30, 2004. Non-performing assets and other real estate owned as a percentage of average assets were .99% and 0.62% at September 30, 2004 and December 31, 2003, respectively.

Net charge-offs for the first nine months of 2004 were $413,000, the majority of which related to one loan relationship. As a percentage of non-performing loans, the allowance for loan losses was 47% and 104% as of September 30, 2004 and December 31, 2003, respectively. We anticipate a significant portion of the loans classified as non-accrual will be recovered, although there can be no assurances that this will occur.

Securities
The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During recent years when loan demand has not been as strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. As of September 30, 2004, investment securities totaled $76,401,000, or 34.1%, of total earning assets. Investment securities decreased $7,622,000, or 9%, from $84,023,000 as of December 31, 2003. The decline in investment securities resulted from the sale of approximately $5,700,000 in securities to assist with funding of the growth in the loan portfolio, as well as $3,500,000 in securities that were called.

At September 30, 2004 the Company’s investment securities classified as Available for Sale had an amortized cost of $47,283,000 and a market value of $49,139,000 for an unrealized gain of $1,856,000. Investment securities classified as Held to Maturity had an amortized cost of $24,561,000. This compares to an amortized cost of $64,961,000 and a market value of $66,760,000 for an unrealized gain of $1,799,000 as of December 31, 2003 for those investment securities classified as Available for Sale. Investment securities classified as Held to Maturity had an amortized cost of $17,263,000 as of December 31, 2003.

Cash and Due From Banks
The Company’s cash and due from banks decreased $1,247,000, or 17.2%, to $6,020,000 at September 30, 2004, compared to $7,267,000 at December 31, 2003. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits
The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $1,195,000, or 0.8%, to $154,156,000 as of September 30, 2004 compared to $152,961,000 as of December 31, 2003.

The Company had brokered deposits totaling $8.9 million and $6 million as of September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004 and December 31, 2003, interest-bearing deposits comprised 85.0% and 86.7% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings
The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2004 and December 31, 2003, the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $6,839,000, or 17.0%, to $46,896,000 as of September 30, 2004 compared to $40,057,000 as of December 31, 2003. The increased borrowings were used to fund the growth of the balance sheet. The weighted rate of interest for Federal Home Loan Bank of Atlanta advances was 4.20% and 4.42% as of September 30, 2004 and December 31, 2003, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 4.63 years and 5.47 years as of September 30, 2004 and December 31, 2003, respectively.

Liquidity and Capital Resources
Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At September 30, 2004 core deposits totaled $116.8 million, or 76%, of the Company’s total deposits, compared to $120.4 million, or 78.7%, of the Company’s total deposits as of December 31, 2003.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the nine-month period ending September 30, 2004, the Company had received $1,329,000 in dividends from its banking subsidiary, and management believes its liquidity sources are adequate at this time. In addition, management does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of September 30, 2004.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $27.4 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4.   CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2004. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
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

GREER BANCSHARES INCORPORATED

Dated: November 12, 2004	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: November 12, 2004	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1        Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2        Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.