Form 10-K
period 2004-12-31
GREER BANCSHARES INC
filed 2005-03-30
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina	57-1126200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 W. Poinsett Street, Greer, South Carolina	29650
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 877-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes   ☒            No  ☐

Indicate by check if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes   ☐            No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,996,085 shares) as of March 22, 2005 was approximately $34,931,488. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the Registrant at that date.

The number of shares outstanding of the registrant’s Common Stock as of March 23, 2005 was 2,434,127 shares of $5.00 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders and its attachment for the year ended December 31, 2004 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Description of Business

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to: significant increases in competitive pressure in the banking and financial services industries; changes in the interest rate environment which could reduce anticipated or actual margins; changes in political conditions or the legislative or regulatory environment; general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; changes occurring in business conditions and inflation; changes in technology; changes in monetary and tax policies; the level of allowance for loan loss; the rate of delinquencies and amounts of charge-offs; the rates of loan growth; adverse changes in asset quality and resulting credit risk-related losses and expenses; changes in the securities markets; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Greer Bancshares Incorporated was formed in July 2001 as a one-bank holding company for Greer State Bank (the Bank). All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The only current activity of the holding company is to hold its investment in its banking subsidiary. It does not anticipate being traded on any exchange. The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board (symbol: GRBS). The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions.

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center, and is located at 601 North Main Street, Greer, South Carolina 29650. The third branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. As of December 31, 2004, the Bank had entered into a contract for the construction of a branch office at 3317 Wade Hampton Boulevard in Taylors, SC 29687.

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (GFSC), which allows customers who want to earn a higher rate of return on their money to invest in mutual funds, stock, annuities, and similar securities. GFSC is a wholly-owned subsidiary of the Bank. GFSC offers securities exclusively through Raymond James Financial Services, Inc., a registered broker-dealer.

Trust, international, or correspondent banking services are not currently offered by the Company, nor contemplated at this time.

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

Lending Activities

General—The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses, and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans, other consumer loans, as well as a small amount in lease financing and obligations of state and political subdivisions. The lease financing is loans made to finance the leasing of equipment, and the obligations of state and political subdivisions consists of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2004, 95% of the Bank’s loan portfolio is secured and 70% of the total loan portfolio is secured by real estate.

Commercial Loans—The commercial portion of the portfolio is diversified and includes loans secured by non-real estate collateral to various types of small to mid-sized businesses. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles, and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank must evaluate the quality of a company’s management, capitalization, and competition, as well as its profitability. The Bank manages the risk by dealing with locally-owned and managed businesses and by often requiring personal guarantees and collateral from owners and/or officers.

Commercial Real Estate Loans—The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans were made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use. Generally, the maximum loan-to-value ratio applicable to improved commercial properties is 85%. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1-4 family residences, commercial properties, and medical or business offices. The maximum loan-to-value ratio applicable to commercial and 1-4 family residential construction loans is 85%. There is not as much risk associated with commercial real estate as with other commercial loans, but more risk than 1-to-4 family residential mortgages. The Bank deals primarily with owner-occupied businesses, rather than speculative lease space. Limiting the loan-to-value ratio is another way the risk is managed.

Residential Real Estate Loans—The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest. The Bank is currently not booking fixed rate residential mortgages in-house, but is originating them (collecting an origination fee) and placing them with an investor. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 89.9%. The loan-to-value ratios on mortgages minimize the risk on these loans.

Consumer Loans—The consumer loan portfolio consists of both secured and unsecured loans to individuals for household, family, and other personal expenditures such as automobile financing, home improvements, and recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization on principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management—The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities, and this allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. As of December 31, 2004, approximately 95% of the portfolio is secured. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral position. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates, and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2004, the legal lending limit amount for the Bank to lend to any one borrower was approximately $3,971,000.

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

The Bank also offers an internet online banking service. Its website is www.greerstatebank.com and the Bank believes that the website is attractive, functional and user friendly. Bank customers who have authorized access to the Bank’s website have the capability to make account inquiries, view account histories, transfer funds from one account to the other, make payments on outstanding loans and retrieve check images. Cash management services through online banking will be offered in the near future. The Bank also offers bill payment services through its website which allows the Bank’s customers to pay their bills online.

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are twelve competitor banks (none of which are headquartered in Greer) with fifteen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of June 30, 2004 the Bank held approximately 23.4% of the FDIC insured deposits in the Greer market.

Employees

As of December 31, 2004, the Bank employed 75 employees, 60 of whom are full-time. The Company does not have any employees other than its officers.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on our business and prospects. Beginning with the enactment of the Financial Institution Report Recovery and Enforcement Act in 1989 and following with the FDIC Improvement Act in 1991 and the Gramm-Leach-Bliley Act in 1999, numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. Our operations may be affected by legislative changes and the policies of various regulatory authorities. We cannot predict the effect that fiscal or monetary policies, economic control, or new federal or state legislation may have on our business and earnings in the future.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Allows check truncation without making it mandatory;

•	Demands that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	Legalizes substitutions for and replacements of paper checks without agreement from consumers;

•	Keeps in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	Cautions that when accountholder’s request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	Requires recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

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

The Bank Holding Company Act. Under the Bank Holding Company Act, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

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

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Greer State Bank—Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

Under the FDIC Improvement Act, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. The FDIC Improvement Act directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. The FDIC Improvement Act also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

•	internal controls;

•	information systems and audit systems;

•	loan documentation;

•	credit underwriting;

•	interest rate risk exposure; and

•	asset quality.

Holding companies which have been registered or have undergone a change in control within the past two years or which have been deemed by the Federal Reserve Board to be troubled institutions must give the Federal Reserve Board 30 days’ prior notice of the appointment of any senior executive officer or director. Within the 30 day period, the Federal Reserve Board, as the case may be, may approve or disapprove any such appointment.

Deposit Insurance.    The FDIC has adopted a risk-based assessment system for determining an insured depository institutions’ insurance assessment rate. The system takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (FICO) bonds issued in the late 1980s as part of the government rescue of the thrift industry. New changes have been proposed recently regarding these assessments, including an increase in the amount of the FDIC insurance, but at this time it is not possible to predict whether the changes will be implemented or what their effect would be. Generally, we expect that increases in deposit insurance premiums or changes in risk classification will increase the bank’s cost of funds, and we may not be able to pass these costs on to our customers. Although we pay a quarterly FICO assessment, the FDIC assessment rate on our bank deposits currently is zero, but may change in the future. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the BIF assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

The Federal Reserve Board issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. In addition, under Regulation W:

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

Branching.    Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the Bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching. This law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, interstate merging by banks, and de novo branching by banks if allowed by state law.

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

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. Greer State Bank qualifies as “well capitalized.”

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

Proposed Legislation and Regulatory Action.    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or to the extent to which our business may be affected by any new regulation or statute.

Item 2.	Description of Property

As of December 31, 2004 the Bank had three banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. In the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows located on the first floor. The vault contains 555 safe deposit boxes. The second floor consists of ten private offices, the Board of Directors’ room, a storage vault, a training facility, and a large work area which houses eight modular work stations. A large basement was added to be used as a storage area for supplies and other items. The basement contains a locked storage vault and locked storage room. There are 101 parking spaces on the premises. As of December 31, 2004, bank management was developing plans to renovate the basement area to be used as office space.

The operations functions (including data processing) are located at 601 North Main Street, Greer, South Carolina 29650, where a branch banking office is also located. The property was obtained from another financial institution in 1992. The banking office consists of two private offices, two customer service stations, four teller stations, and two drive-in teller windows. The cash vault contains 232 safe deposit boxes. The basement of the North Main Street building is used as the bookkeeping area of the Bank. It consists of 10 modular workstations, two private offices and a large storage vault. As of the end of 2004, management was evaluating the need to provide for additional space for operations for the future.

On November 2, 1998, the Bank opened a full-service branch banking facility located on 2.27 acres at 871 South Buncombe Road, Greer, South Carolina 29650. The banking facility consists of three private offices, one customer service desk, three teller stations, two drive-in teller windows, four drive-through lanes, and a drive-up ATM. The cash vault contains 138 safe deposit boxes.

The Bank plans to open a full-service branch office in the summer of 2005 at 3317 Wade Hampton Boulevard, Taylors, SC 29687. This facility will contain five private offices and will initially be staffed with five tellers, a customer service representative and a loan processor, in addition to the area executive and branch manager. The office will include drive-through banking, a drive-up ATM and safe deposit boxes.

All buildings and properties, except the Taylors location, are owned by the Bank without encumbrances. The land and building at the Taylors location will be leased from Greer Bancshares Incorporated.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In response to this Item, the information contained on pages 18 and 19 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2004 under “Stock Information and Dividend History” is incorporated herein by reference.

Holders of Company Common Stock

As of December 31, 2004, there were approximately 817 holders of record of our common stock.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	102,819	$14.91	98,325

Equity Compensation Plans not approved by security holders	—	—	—

Total	102,819	$14.91	98,325

Item 6.	Selected Financial Data

In response to this Item, the information contained on pages 2 through 3 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2004 under “Selected Financial Statement Data” and “Description of Business—Recent Events” is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 3 through 19 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information contained on pages 8 and 9 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2004 under “Interest Rate Sensitivity Analysis” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 5 through 27 of the Company’s Annual Report to Shareholders for the year ended December 31, 2004 is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2004.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

In October 2004, the Company issued $6.186 million of junior subordinated debentures to its newly formed, wholly-owned capital trust, Greer Capital Trust I (the “Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These long term obligations currently qualify as

Tier 1 capital for the Company. The junior subordinated debentures mature in October 2034. Interest payments are due quarterly to the Trust at the three-month LIBOR plus 220 basis points. In further response to this item, the information contained on page 3 of the Company’s Annual Report to Shareholders for the Year ended December 31, 2004 is incorporated herein by reference. In addition, Note 8 on page 18 of the Company’s Consolidated Financial Statements is hereby incorporated by reference.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In response to this Item, the information contained on pages 4 through 6, pages 10 through 11, page 21, and pages 26 through 28, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

We have adopted a Code of Ethics that applies to the Company’s Directors and Senior Officers in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002 that includes our principal executive officer and principal financial officer. The Code of Ethics is available without charge to anyone upon written request. Shareholders should contact the Company’s Chief Financial Officer at the Company offices to obtain a copy. Our Code of Ethics is also filed as Exhibit 14 to this report.

Item 11.	Executive Compensation

In response to this Item, the information contained on pages 8 through 10, and pages 12 through 16 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference (except for the information set forth under “Board Compensation Committee Report on Executive Compensation”).

Item 12.	Security Ownership of Certain Beneficial Owners and Management

In response to this Item, the information contained on pages 19 through 20 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

In response to this Item, the information contained on page 21 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information contained on pages 26 through 28 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2005 is incorporated herein by reference (except for the information set forth under “Audit Committee Report”).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2004 and 2003

Consolidated Statements of Income – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows – Years ended 2004, 2003 and 2002

Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

All schedules to the consolidated financial statements required by Article 9 of Regulation S-X and all other schedules to the financial statements of the Company required by Article 5 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted, or the required information is contained in the Consolidated Financial Statements or the notes thereto, which are included in Item 8 hereof.

    (3) List of Exhibits

The exhibits filed as part of this report are listed in the Exhibit Index, which is incorporated into this item by reference.

(b) The Exhibits filed as part of this report are listed in Item 15(a)(3) above.

(c) See Item 15(a)(2).

SIGNATURES

In accordance with Section 13 of 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREER BANCSHARES INCORPORATED

By	/s/ R. Dennis Hennett	Date: March 28, 2005
R. Dennis Hennett, Chief Executive Officer

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

/s/ Gary M. Griffin	Date: March 24, 2005
Gary M. Griffin, Director; Chairman

/s/ Anthony C. Cannon	Date: March 24, 2005
Anthony C. Cannon, Director

/s/ David M. Rogers	Date: March 24, 2005
David M. Rogers, Director

Date: March 24, 2005
Mark S. Ashmore, Director

/s/ Walter M. Burch	Date: March 24, 2005
Walter M. Burch, Director

/s/ Kenneth M. Harper	Date: March 24, 2005
Kenneth M. Harper, Director

/s/ R. Dennis Hennett	Date: March 24, 2005
R. Dennis Hennett, Director

/s/ Harold K. James	Date: March 24, 2005
Harold K. James, Director

/s/ Paul D. Lister	Date: March 24, 2005
Paul D. Lister, Director

/s/ Theron C. Smith, III	Date: March 24, 2005
Theron C. Smith III, Director

Date: March 24, 2005
C. Don Wall, Director

/s/ J. Richard Medlock, Jr.	Date: March 24, 2005
J. Richard Medlock, Jr. Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G, File No. 000-33021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G, File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

4.2	Form of Certificate of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G, File No.000-33021).

10.1	Form of Greer State Bank Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.2	Form of Greer State Bank Employee Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.3	Form of Salary Continuation Plan for Executive Officer of Greer State Bank (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.4	Form of Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2002, File No.000-33021).

10.5	Greer State Bank Stock Appreciation Rights Agreement with R. Dennis Hennett dated July 13, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2005, File No.000-33021.

13	Annual Report to Shareholders for the year ended December 31, 2004.

14	Director and Senior Officer Code of Ethics of Greer Bancshares Incorporated and Greer State Bank approved by the Board of Directors on May 22, 2003.

21.1	Subsidiaries of the Company.

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This exhibit is not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 but is instead furnished as provided by applicable rules of the Securities and Exchange Commission.