Form 10-Q
period 2005-03-31
GREER BANCSHARES INC
filed 2005-05-16
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

COMMISSION FILE NUMBER 000-33021

GREER BANCSHARES INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-1126200
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1111 West Poinsett Street P.O. Box 1029 Greer, SC 29650	(864) 877-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the issuer’s $5.00 par value common stock as of May 16, 2005 was 2,439,627.

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data.)

	March 31, 2005	December 31, 2004 *
Assets:
Cash and due from banks	$4,890	$4,207
Federal funds sold	6,372	650
Interest bearing deposits in banks	7,020	1,513
Investment securities:
Held to maturity	33,784	35,475
Available for sale	39,472	37,054
Loans, net of allowance for loan losses of $1,169 and $1,136, respectively	143,328	138,510
Premises and equipment, net	4,468	4,353
Real estate held for sale	287	409
Accrued interest receivable	1,207	1,138
Restricted stock	3,373	3,120
Other assets	5,304	4,862

Total Assets	$249,505	$231,291

Liabilities:
Deposits
Non-interest bearing	$24,863	$21,326
Interest bearing	138,411	128,934

Total Deposits	163,274	150,260

Notes payable to Federal Home Loan Bank	56,989	52,185
Long Term Debt	6,186	6,186
Other liabilities	3,124	1,627

Total Liabilities	229,573	210,258

Stockholders’ Equity:
Common stock—par value $5 per share, 10,000,000 shares authorized, 2,439,627 and 2,432,261 shares issued and outstanding at March 31, 2005 and December 31, 2004, Respectively	12,198	12,161
Additional paid in capital	2,594	2,513
Retained earnings	4,632	5,521
Accumulated other comprehensive income	508	838

Total Stockholders’ Equity	19,932	21,033

Total Liabilities and Stockholders’ Equity	$249,505	$231,291

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share and per share data.)

	For Three Months
	03/31/05	03/31/04
Interest Income:
Loans (including fees)	$2,373	$1,669
Investment securities:
Taxable	532	447
Exempt from federal income tax	244	396
Federal funds sold	42	5
Other	19	22

Total interest income	3,210	2,539

Interest Expense:
Interest on deposit accounts	620	505
Interest on FHLB borrowings	505	380
Interest on long-term borrowings	73	—

Total interest expense	1,198	885
Net interest income	2,012	1,654
Provision for loan losses	45	15

Net interest income after provision for loan losses	1,967	1,639

Non-interest income:
Service charges for deposit accounts	246	304
Other service charges	90	61
Gain on sale of investment securities	135	81
Other operating income	179	144

Total non-interest income	650	590

Non-interest expenses:
Salaries and employee benefits	1,038	836
Occupancy and equipment	163	173
Postage and supplies	63	54
Marketing expenses	58	51
Directors fees	43	39
Professional fees	107	54
Other operating expenses	291	236

Total non-interest expenses	1,763	1,443

Income before income taxes	854	786

Provision for income taxes:	182	166

Net income	$672	$620

Basic net income per share of common stock	$0.28	$0.26

Diluted net income per share of common stock	$0.27	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands, except share and per share data.)

	For Three Months
	03/31/05	03/31/04
Net Income	$672	$620

Other comprehensive income(loss), net of tax:
Unrealized Holding Gains (Losses) on Investment Securities	(246)	620
Less Reclassification Adjustments for (Gains)/Losses Included in Net Income	(84)	(50)

Subtotal	(330)	570

Comprehensive Income (Loss)	$342	$1,190

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2005

(Unaudited)

(Dollars in thousands, except share and per share data.)

(dollars in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive. Income	Total Stockholders Equity
Balances at 12/31/2004	$12,161	$2,513	$5,521	$838	$21,033

Net Income			672		672
Other comprehensive income, net of tax				(330)	(330)
Stock exercised pursuant to stock option plan	37	76			113
Tax benefit of stock options exercised		5			5
Dividends declared ($.64 per share)			(1,561)		(1,561)

Balances at 3/31/2005	$12,198	$2,594	$4,632	$508	$19,932

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands, except share and per share data.)

	For the Three Months Ended
	03/31/05	03/31/04
OPERATING ACTIVITIES
Net income	$672	$620
Cash provided by operating activities
Depreciation	87	105
Gain on sale of securities	(135)	(81)
Provision for loan losses	45	15
Increase in accrued interest receivable	(69)	(23)
Increase in other assets	(645)	(72)
Increase in accrued interest payable	54	149
Increase in other liabilities	93	156

Net cash provided by operating activities	102	869

INVESTING ACTIVITIES
Proceeds from the sale of securities	7,859	12,868
Purchase of securities	(8,988)	(12,880)
Net (increase) in federal funds sold	(5,722)	(6,941)
Purchase of FHLB stock	(253)	(61)
Net (increase) in loans	(4,863)	(2,482)
Purchase of property and equipment	(201)	(650)

Net cash used for investing activities	(12,168)	(10,146)

FINANCING ACTIVITIES
Net increase in deposits	13,014	10,687
Net proceeds of notes payable FHLB	5,129	1,980
Notes payable to Trust	—	—
Cash dividends and fractional shares paid	—	(5)
Proceeds from issuance of stock through options	113	91

Net cash provided by financing activities	18,256	12,753

Net increase in cash and due from banks	6,190	3,476

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	5,720	7,267

CASH AND DUE FROM BANKS, END OF PERIOD	$11,910	$10,743

CASH PAID FOR
Income taxes	$117	$22

Interest	$1,144	$808

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages in no other business other than owning and managing the Bank and its “alternative investments” subsidiary, Greer Financial Services Corporation (GFSC). GFSC offers securities exclusively through Raymond James Financial Services, Inc. The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2004, which are included in the Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 3-for-2 stock split declared on January 27, 2004. The weighted average shares outstanding for the three months ended March 31, 2005 and March 31, 2004 were 2,433,237 and 2,426,490, respectively (basic) and 2,465,495 and 2,441,043, respectively (diluted).

Note 3 – Accounting Policy

We apply Accounting Principles Board (APB) Opinion 25 accounting for stock issued to employees and related interpretations in accounting for our stock compensation plans. The Company grants all stock options at the current market price. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, our net income per share and our net income would have been reduced to the proforma amounts indicated below:

For the three months ended March 31

(Dollars in thousands, except in share and per share data.)

	2005	2004
Net income:
As reported	$672	$620
Compensation under SFAS 123	3	3

Proforma	$669	$617

Basic net income per share of common stock:
As reported	$.28	$.26
Proforma	.27	.25

Diluted net income per share of common stock:
As reported	$.27	$.25
Proforma	.27	.25

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	the level of allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 and also analyzes our financial condition as of March 31, 2005, as compared to December 31, 2004. (It is noted that in this discussion amounts are rounded to the nearest thousand, except any per share data or percentages.) Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report.

The Company reported consolidated net income of $672,000, or $.27 per diluted share, for the quarter ended March 31, 2005, compared to $620,000, or $.25 per diluted share, for the quarter ended March 31, 2004, an increase of 8.4%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2005 was $3,210,000, compared to $2,539,000 for the quarter ended March 31, 2004, an increase of $671,000, or 26.4%. Interest and fees on loans is the largest component of total interest income and increased $704,000, or 42.2%, to $2,373,000 for the quarter ended March 31, 2005, compared to $1,669,000 for the quarter ended March 31, 2004. The increase is due primarily to an increase of approximately $25.9 million in average loans outstanding during the three months ended March 31, 2005, compared with the three month period ended March 31, 2004. Increases in interest rates during the last half of 2004 and first quarter of 2005 also directly affected the increase in interest income. Interest income on investment securities declined by $67,000 for the first quarter of 2005, due to a decrease of approximately $12.3 million in average investment securities from the three months ended March 31, 2004, compared with the three months ended March 31, 2005. The decrease in investment securities was the result of the opportunity to sell securities during the last half of 2004 to fund strong loan demand. The average yield on the Company’s loan portfolio for the three months ended March 31, 2005 was 6.17% compared to 5.54% for the three months ended March 31, 2004. The increase in average yield is primarily the result of the increase of the prime lending rate by 175 basis points from June 30, 2004 through March 31, 2005. At March 31, 2005, the bank had $86.5 million in loans indexed to the prime rate. Interest income on fed funds sold was approximately $42,000 for the three months ended March 31, 2005, compared to approximately $5,000 for the three months ended March 31, 2004. The increase was due primarily to an increase of approximately $9.4 million in average fed funds sold during the first quarter of 2005, as compared to the same period in 2004. Another factor which contributed to the increase in interest income on fed funds was the 175 basis point increase in overnight rates that had occurred since June 30, 2004.

The Company’s total interest expense for the three months ended March 31, 2005 was $1,198,000, compared to $885,000 for the three months ended March 31, 2004, an increase of $313,000, or 35.4%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended March 31, 2005, interest expense on deposits was $620,000, compared to $505,000 for the three months ended March 31, 2004, an increase of $115,000, or 22.8%. The increase in interest expense on deposits is attributable to the growth in deposits and an increase in market interest rates paid on deposits at the Company during the past twelve months, which resulted in a 29 basis point increase in the Company’s cost of funds in the past twelve months (from March 31, 2004 to March 31, 2005). Interest expense on other borrowings is comprised of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and long-term debt. For the three months ended March 31, 2005, interest expense on other borrowings was $578,000, compared to $380,000 for the quarter ended March 31, 2004, a difference of $198,000, or 52.1%. The increase in interest expense on other borrowings is a result of the increase in advances from the Federal Home Loan Bank during 2004 and early 2005. Average borrowings outstanding increased approximately $14.3 million from the three months ended March 31, 2004 until the three months ended March 31, 2005. The increase in borrowings was necessary to help fund the strong loan demand experienced in the last half of 2004 and first quarter of 2005.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $358,000, or 21.6%, to $2,012,000 for the quarter ended March 31, 2005, compared to $1,654,000 for the quarter ended March 31, 2004. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. As stated earlier, the prime interest rate increased 175 basis points in the nine month period beginning June 30, 2004.

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

The provision for loan losses charged to operations during the three months ended March 31, 2005 was $45,000, compared to $15,000 for the three months ended March 31, 2004. The Company’s loan portfolio has grown by $4,800,000 during the first three months of 2005, and provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses”.

Non-Interest Income

Non-interest income increased $60,000, or 10.2%, to $650,000 for the quarter ended March 31, 2005, compared to $590,000 for the quarter ended March 31, 2004. Included in this category is the net amount of gains on sale of investment securities, which totaled $135,000 during the first quarter of 2005, compared to $81,000 in the first quarter of 2004. Income resulting from gains on the sale of investment securities is non-recurring. Service charges for deposit accounts is the largest component of non-interest income and decreased $58,000, or 19.1%, to $246,000 for the three months ended March 31, 2005, compared to $304,000 for the three months ended March 31, 2004. This decrease is attributable to a decrease in the activity of non-sufficient funds fee charged by the Company.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2005 increased $320,000, or 22.2%, to $1,763,000, compared to $1,443,000 for the three months ended March 31, 2004. The largest component of non-interest expense, salaries and employee benefits, increased $202,000, or 24.2%, to $1,038,000 for the three months ended March 31, 2005, compared to $836,000 for the three months ended March 31, 2004. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel to support the growth of the Company and to assist with compliances with the Sarbanes-Oxley Act of 2002. Occupancy and equipment expense decreased $10,000, or 6.1%, to $163,000, compared to $173,000 for the three months ended March 31, 2005. The decline is attributed to a reduction in depreciation expense, which is due to certain equipment becoming fully depreciated in 2004.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 61.5% of total earning assets as of March 31, 2005. Gross loans totaled $144,497,000 as of March 31, 2005, which is an increase of $4,851,000, or 3.5%, over the total as of December 31, 2004, which was $139,646,000. The increase was due to the continued good loan demand in the Bank’s market area. Adjustable rate loans totaled 72.2% of the loan portfolio as of March 31, 2005, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2005 was $1,169,000, or .81%, of gross loans outstanding, compared to $1,136,000, or .81%, of gross loans outstanding at December 31, 2004. The allowance for loan losses is based upon a board-approved loan loss modeling system. In addition, there are internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors in evaluating the adequacy of the allowance for loan losses. We monitor the level of loan loss reserves on an on-going basis. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

At March 31, 2005 the Company had $563,000 in non-accruing loans, no restructured loans, $166,000 in loans more than 90 days past due and still accruing interest and $287,000 in Other Real Estate Owned. This compares to $567,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and $410,000 in Other Real Estate Owned at December 31, 2004. Non-performing loans consisted of $309,000 in mortgage loans, $367,000 in commercial loans and $53,000 in consumer loans at March 31, 2005. Non-performing assets and other real estate owned as a percentage of average assets were 0.30% and 0.24% at March 31, 2005 and December 31, 2004, respectively.

Net charge-offs for the first three months of 2005 were $12,412. Non-performing loans as a percentage of net loan loss reserve were 62.4% and 49.9% as of March 31, 2005 and December 31, 2004, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During recent years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of March 31, 2005, investment securities totaled $76,630,000, or 33.9%, of total earning assets. Investment securities increased $981,000, or 1.3%, from $75,649,000 as of December 31, 2004. As a result of improved loan demand, there was only a minimal amount of activity in the investment portfolio during the first quarter of 2005.

At March 31, 2005 the Company’s investment securities classified as Available for Sale had an amortized cost of $38,647,000 and a market value of $39,472,000 for an unrealized gain of $825,000. Investment securities classified as Held to Maturity had an amortized cost of $33,785,000. This compares to an amortized cost of $35,692,000 and a market value of $37,054,000 for an unrealized gain of $1,362,000 as of December 31, 2004 for those investment securities classified as Available for Sale. Investment securities classified as Held to Maturity had an amortized cost of $35,474,000 as of December 31, 2004.

Cash and Due From Banks

The Company’s cash and due from banks increased $683,000, or 15.7%, to $5,041,000 at March 31, 2005, compared to $4,358,000 at December 31, 2004. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $13,014,000, or 8.6%, to $163,274,000 as of March 31, 2005 compared to $150,260,000 as of December 31, 2004. The increase can be attributed to management’s effort to obtain funding for improved loan demand by offering special rates on certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $8.9 million as of March 31, 2005 and December 31, 2004.

At March 31, 2005 and December 31, 2004, interest-bearing deposits comprised 84.8% and 85.8% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2005 and December 31, 2004, the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $4,804,000, or 9.2%, to $56,989,000 as of March 31, 2005 compared to $52,185,000 as of December 31, 2004. The increase was due to the Company obtaining longer term borrowings (four and five year maturities) at historically low interest rates to blend with the shorter term deposits raised in the local market to fund the growth of the balance sheet. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.11% and 4.07% as of March 31, 2005 and December 31, 2004, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 4.06 years and 4.05 years as of March 31, 2005 and December 31, 2004, respectively.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At March 31, 2005 core deposits totaled $121.9 million, or 74.7%, of the Company’s total deposits, compared to $112.0 million, or 74.6%, of the Company’s total deposits as of December 31, 2004. The Company had unused federal funds lines of credit totaling $14,500,000 at March 31, 2005, and at December 31, 2004. The Company also had unused borrowing capacity with the Federal Home Loan Bank of approximately $18,835,000 at March 31, 2005, and approximately $17,358,000 at December 31, 2004.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the three-month period ending March 31, 2005, the Company had not received dividends from its banking subsidiary. Management believes its liquidity sources are adequate at this time, does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of March 31, 2005.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2004, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $21.3 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Greer State Bank Employee Stock Incentive Plan, certain officers of the Company exercised options to purchase 7,366 shares of Common Stock, par value $5.00, of the Company during the first quarter of 2005. Exercise prices under the options ranged from $6.83 to $17.55, resulting in cash proceeds to the Company of $112,641. As all sales resulting from option exercises were made to officer-employees of the Company, an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, was available for the sales.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: May 16, 2005	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: May 16, 2005	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.