Form 10-Q
period 2005-06-30
GREER BANCSHARES INC
filed 2005-08-15
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED June 30, 2005

COMMISSION FILE NUMBER 000-33021

GREER BANCSHARES INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

South Carolina	57-1126200
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

1111 West Poinsett Street P.O. Box 1029 Greer, SC 29650	(864) 877-2000
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES     ☒ NO

The number of outstanding shares of the issuer’s $5.00 par value common stock as of August 8, 2005 was 2,445,271.

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	June 30, 2005	December 31, 2004 *
Assets:
Cash and due from banks	$9,876	$4,207
Federal funds sold	—	650
Interest bearing deposits in banks	1,243	1,513
Investment securities:
Held to maturity (fair value of approximately $31,660 and $35, 317, respectively)	32,037	35,475
Available for sale	52,011	37,054
Loans, net of allowance for loan losses of $1,200 and $1,136, respectively	158,080	138,510
Premises and equipment, net	5,017	4,353
Real estate held for sale	62	409
Accrued interest receivable	1,221	1,138
Restricted stock	3,514	3,120
Other assets	6,093	4,862

Total Assets	$269,154	$231,291

Liabilities:
Deposits
Non-interest bearing	$25,623	$21,326
Interest bearing	141,409	128,934

Total Deposits	167,032	150,260
Notes payable to Federal Home Loan Bank	60,287	52,185
Federal Funds Purchased	12,373	—
Long Term Debt	6,186	6,186
Other liabilities	2,582	1,627

Total Liabilities	248,460	210,258
Stockholders’ Equity:
Common stock—par value $5 per share, 10,000,000 shares authorized, 2,440,227 and 2,432,261 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	12,201	12,161
Additional paid in capital	2,596	2,513
Retained earnings	5,282	5,521
Accumulated other comprehensive income	615	838

Total Stockholders’ Equity	20,694	21,033

Total Liabilities and Stockholders’ Equity	$269,154	$231,291

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share and per share data)

	For Three Months		For Six Months
	06/30/05	06/30/04	06/30/05	06/30/04
Interest Income:
Loans (including fees)	$2,654	$1,803	$5,027	$3,520
Investment securities:
Taxable	600	515	1,132	982
Exempt from federal income tax	228	355	472	756
Federal funds sold	32	6	75	12
Other	31	6	49	9

Total interest income	3,545	2,685	6,755	5,279
Interest Expense:
Interest on deposit accounts	725	529	1,345	1,034
Interest on FHLB borrowings	585	385	1,089	762
Interest on Federal Funds purchased	1	—	1	3
Interest on long-term borrowings	82	—	156	—

Total interest expense	1,393	914	2,591	1,799
Net interest income	2,152	1,771	4,164	3,480
Provision for loan losses	90	30	135	45

Net interest income after provision for loan losses	2,062	1,741	4,029	3,435
Non-interest income:
Service charges for deposit accounts	274	315	520	619
Other service charges	90	69	180	127
Gain on sale of investment securities	—	—	135	81
Gain on the sale of other Real Estate	57		57
Other operating income	59	93	238	185

Total non-interest income	480	477	1,130	1,012
Non-interest expenses:
Salaries and employee benefits	1,141	837	2,179	1,672
Occupancy and equipment	169	179	332	352
Postage and supplies	63	63	127	118
Marketing expenses	39	47	97	98
Directors Fees	46	41	89	80
Professional fees	85	62	192	116
Other operating expenses	306	284	595	520

Total non-interest expenses	1,849	1,513	3,611	2,956
Income before income taxes	693	705	1,548	1,491
Provision for income taxes:	42	121	225	287

Net income	$651	$584	$1,323	$1,204

Basic net income per share of common stock	$0.27	$0.24	$0.54	$0.50

Diluted net income per share of common stock	$0.26	$0.24	$0.53	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months		For Six Months
	06/30/05	06/30/04	06/30/05	06/30/04
Net Income	$651	$584	$1,323	$1,204
Other comprehensive
income(loss), net of tax:
Unrealized Holding Gains (Losses) on investment securities	107	(1,447)	(139)	(809)
Less Reclassification Adjustments for (gains)/losses included in net income	0	0	(84)	(66)

subtotal	107	(1,447)	(223)	(875)

Cash flow hedging activities:
Unrealized holding gains (losses) on cash flow hedging activities, net of tax	0	(358)	0	(358)

Comprehensive Income (Loss)	$758	$(1,221)	$1,100	$(29)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2005

(Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balances at 12/31/2004	$12,161	$2,513	$5,521	$838	$21,033
Net Income			1,323		1,323
Other comprehensive loss, net of tax				(223)	(223)
Stock exercised pursuant to stock option plan	40	78			118
Tax benefit of stock options exercised		5			5
Dividends declared ($.64 per share)			(1,562)		(1,562)

Balances at 6/30/2005	$12,201	$2,596	$5,282	$615	$20,694

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	06/30/05	06/30/04
OPERATING ACTIVITIES
Net income	$1,323	$1,204
Cash provided by operating activities
Depreciation	176	213
Gain on sale of OREO	(57)	—
Gain on sale of securities	(135)	(81)
Provision for loan losses	135	45
(Increase) decrease in accrued interest receivable	(83)	15
Increase in other assets	(1,314)	(1,209)
Increase in accrued interest payable	54	218
Increase in other liabilities	258	1,539

Net cash provided by operating activities	357	1,944

INVESTING ACTIVITIES
Proceeds from the sale of securities	12,130	19,765
Purchase of securities	(23,875)	(21,764)
OREO cash	404	—
Net decrease in federal funds sold	650	159
Purchase of FHLB stock	(394)	(61)
Net increase in loans	(19,705)	(5,710)
Purchase of property and equipment	(840)	(980)

Net cash used for investing activities	(31,630)	(8,591)

FINANCING ACTIVITIES
Net increase in deposits	16,772	6,840
Net proceeds of notes payable FHLB	12,373	1,836
Net proceeds of Fed Funds purchased	8,185	—
Notes payable to Trust	—	—
Cash dividends and fractional shares paid	(781)	(1,099)
Stock options exercised	5	—
Proceeds from issuance of stock through options	118	96

Net cash provided by financing activities	36,672	7,673

Net increase in cash and due from banks	5,399	1,026
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	5,720	7,267

CASH AND DUE FROM BANKS, END OF PERIOD	$11,119	$8,293

CASH PAID FOR
Income taxes	$329	$373

Interest	$2,537	$1,726

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

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. All share and per share amounts have been restated for the effect of a 3-for-2 stock split declared on January 27, 2004. The weighted average shares outstanding for the six months ended June 30, 2005 and June 30, 2004 were 2,436,527 and 2,427,568, respectively (basic) and 2,476,230 and 2,442,583, respectively (diluted). For the three months ended June 30, 2005 and June 30, 2004, the weighted average shares outstanding were 2,439,782 and 2,428,646, respectively (basic) and 2,487,198 and 2,444,123, respectively (diluted).

Note 3 – Accounting Policy

We apply Accounting Principles Board (APB) Opinion 25 Accounting For Stock Issued to Employees and related interpretations in accounting for our stock compensation plans. The Company grants all stock options at the current market price. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, our net income per share and our net income would have been reduced to the proforma amounts indicated below:

(Dollars in thousands)

	For Three Months		For Six Months
	06/30/05	06/30/04	06/30/05	06/30/04
Net Income
As reported	$651	$584	$1,323	$1,204
Compensation under SFAS 123	(12)	(12)	(16)	(16)

Proforma	639	572	1,307	1,188
Basic net income per share of
common stock:
As reported	.27	.24	.54	.50
Proforma	.26	.24	.54	.49
Diluted net income per share of
common stock:
As reported	.26	.24	.53	.49
Proforma	.26	.23	.53	.49

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004, as well as results for the six months ended June 30, 2005 and 2004. It also analyzes our financial condition as of June 30, 2005, as compared to December 31, 2004. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The Company reported consolidated net income of $651,000, or $.26 per diluted share, for the quarter ended June 30, 2005, compared to $584,000, or $.24 per diluted share, for the quarter ended June 30, 2004, an increase of $67,000, or 11.5%. For the six months ended June 30, 2005 the Company reported consolidated net income of $1,323,000, or $.53 per diluted share, compared to $1,204,000 or $.49 per diluted share for the six months ended June 30, 2004, an increase of $119,000, or 9.9%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2005 was $3,545,000, compared to $2,685,000 for the quarter ended June 30, 2004, an increase of $860,000, or 32.0%. Total interest income for the six months ended June 30, 2005 increased by $1,476,000, or 28.0%, from $5,279,000 on June 30, 2004. Interest and fees on loans is the largest component of total interest income and increased $851,000, or 47.2%, to $2,654,000 for the quarter ended June 30, 2005, compared to $1,803,000 for the quarter ended June 30, 2004. The increase was due primarily to an increase of approximately $30,000,000 in average loans outstanding during the three months ended June 30, 2005, compared with the three month period ended June 30, 2004. For the six months ended June 30, 2005 average loans outstanding were approximately $27,700,000 more than in the six months ended June 30, 2004. Increases in interest rates during the last half of 2004 and first quarter of 2005 also directly affected the increase in interest income. The Federal Open Market Committee raised short term interest rates 200 basis points since June 30, 2004.

Interest income on investment securities was $42,000 less in the three months ended June 30, 2005 than in the three months ended June 30, 2004, and approximately $134,000 less in the six months ended June 30, 2005 than in the six months ended June 30, 2004. The decrease in interest income on investment securities was due to a decrease of approximately $9.5 million in average investment securities in the three months ended June 30, 2005 compared with the three months ended June 30, 2004 and a decrease of $10.9 million in the six months ended June 30, 2005, compared with the six months ended June 30, 2004. The decrease in investment securities was the result of the opportunity to sell available for sale securities to fund strong loan demand.

The average yield on the Company’s loan portfolio for the six months ended June 30, 2005 was 6.29% compared to 5.50% for the six months ended June 30, 2004. The increase in average yield is primarily the result of the increase of the prime lending rate by 200 basis points from June 30, 2004 through June 30, 2005. At June 30, 2005, the bank had $94,100,000 in loans indexed to the prime rate, compared to $69,578,000 at June 30, 2004. Interest income on federal funds sold was approximately $75,000 for the six months ended June 30, 2005, compared to approximately $12,000 for the six months ended June 30, 2004. Interest income on federal funds sold was $32,000 for the three months ended June 30, 2005, compared to $6,000 for the same period in 2004. The increase was due primarily to an increase of approximately $5.5 million in average federal funds sold during the six months ended June 30, 2005, as compared to the same period in 2004. Another factor which contributed to the increase in interest income on federal funds was the 200 basis point increase in overnight rates that had occurred since June 30, 2004.

The Company’s total interest expense for the three months ended June 30, 2005 was $1,393,000, compared to $914,000 for the three months ended June 30, 2004, an increase of $479,000, or 52.4%. For the six months ended June 30, 2005 and June 30, 2004, total interest expense was $2,591,000 and $1,799,000, respectively, which was in increase of $792,000, or 44.0%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended June 30, 2005, interest expense on deposits was $725,000, compared to $529,000 for the three months ended June 30, 2004, an increase of $196,000, or 37.1%. For the six months ended June 30, 2005 and June 30, 2004, interest expense on deposits was $1,345,000 and $1,034,000, respectively, which was an increase of $311,000, or 30.0%. The increase in interest expense on deposits is attributable to the growth in deposits and an increase in market interest rates paid on deposits at the Company during the past twelve months, which resulted in a 47 basis point increase in the Company’s cost of funds in the past twelve months (from June 30, 2004 to June 30, 2005). For the three months ended June 30, 2005, interest expense on Federal Home Loan Bank (FHLB) borrowings was $586,000, compared to $385,000 for the quarter ended June 30, 2004, a difference of $201,000, or 52.2%. Interest expense on borrowings increased $325,000, or 42.5%, for the six months ended June 30, 2005, compared to the same period in 2004. The increase in interest expense on other borrowings is a result of the increase in advances from the Federal Home Loan Bank during 2004 and early 2005. Average borrowings outstanding increased approximately $15 million from the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2005. The increase in borrowings was used primarily to fund the strong loan demand experienced in the last half of 2004 and first half of 2005.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $381,000, or 21.5%, to $2,152,000 for the quarter ended June 30, 2005, compared to $1,771,000 for the quarter ended June 30, 2004. For the six months ended June 30, 2005 net interest income before provision for loan losses increased $684,000, or 19.7%, compared to $3,480,000 at June 30, 2004. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. As stated earlier, the prime interest rate increased 200 basis points in the twelve month period beginning June 30, 2004.

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

The provision for loan losses charged to operations during the three months ended June 30, 2005 was $90,000, compared to $30,000 for the same period in 2004. For the six months ended June 30, 2005, the loan loss provision was $135,000, compared with $45,000 for the same period in 2004. The Company’s loan portfolio grew by $19,570,000 during the first six months of 2005, and $14,752,000 of that growth occurred during the three months ended June 30, 2005. Provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $3,000, or less than 1%, to $480,000 for the quarter ended June 30, 2005, compared to $477,000 for the quarter ended June 30, 2004, and increased $118,000, or 11.7% to $1,130,000 for the six months ended June 30, 2005, compared with $1,012,000 at June 30, 2004. Included in this category is the net amount of gains on sale of investment securities, which totaled $135,000 during the first quarter of 2005, compared to $81,000 in the first quarter of 2004. There were no gains or losses on the sale of investment securities during the second quarter of 2005 or 2004. Income resulting from gains on the sale of investment securities is non-recurring. Service charges for deposit accounts is the largest component of non-interest income and decreased $41,000, or 13.0%, to $274,000 for the three months ended June 30, 2005, compared to $315,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005 service changes for deposit accounts were $520,000, compared to $619,000 for the same period in 2004. This is a decrease of $99,000, or 16.0%. This decrease is primarily attributable to a decrease in the activity of non-sufficient funds fees charged by the Company.

Non-Interest Expenses

Total non-interest expenses for the three months ended June 30, 2005 increased $336,000, or 22.2%, to $1,849,000, compared to $1,513,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, total non-interest expenses increased to $3,611,000, from $2,956,000 for the same period in 2004. The increase was $355,000, or 22.2%. The largest component of non-interest expenses, salaries and employee benefits, increased $304,000, or 36.3%, to $1,141,000 for the three months ended June 30, 2005, compared to $837,000 for the three months ended June 30, 2004. Salaries and benefits increased $507,000, or 30.3%, from $1,672,000 to $2,179,000 in the six months ended June 30, 2005, compared to the same period in 2004. The increase in salaries and benefits is primarily attributable to annual salary adjustments and the addition of personnel to support the growth of the Company and to assist with compliance with the Sarbanes-Oxley Act of 2002. Also contributing to the change in salaries and benefits was an increase of approximately $68,000 in deferred compensation expense during the quarter. The increase was the result of the low interest rate environment, which necessitated a change in the discount rate being used to compute the deferred compensation benefits. Occupancy and equipment expense decreased $10,000, or 5.6%, to $169,000, compared to $179,000 for the three months ended June 30, 2005, and declined $20,000 in the six month period ended June 30, 2005, compared to the same period in 2004. The decline is attributed to a reduction in depreciation expense, which is due to certain equipment becoming fully depreciated in 2004.

The Company’s income tax expense for the three months ended June 30, 2005 was $42,000 compared with $121,000 for the same period in 2004, and was $225,000 for the six months ended June 30, 2005, compared with $287,000 for the comparable period in 2004. During the second quarter of 2005 management evaluated the adequacy of the valuation allowance that had been provided in deferred taxes. It was determined that the valuation allowance which related to the Allowance for Loan Losses (ALLL) was no longer necessary. The valuation allowance in the amount of $130,500 was then reversed, the effect of which was to lower income tax expense by that amount. Had the adjusting entry not been made, income tax expense for the three months and six months ended June 30, 2005 would have been $172,500 and $355,500, respectively.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 65.0% as of June 30, 2005. Gross loans totaled $159,280,000 as of June 30, 2005, which is an increase of $19,634,000, or 14.1%, over the total as of December 31, 2004, which was $139,646,000. The increase was due to the continued strong loan demand in the Bank’s market area, as well as the addition of three lenders during the second quarter of 2005. Adjustable rate loans totaled 74.3% of the loan portfolio as of June 30, 2005, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2005 was $1,200,000, or .75%, of gross loans outstanding, compared to $1,136,000, or .81%, of gross loans outstanding at December 31, 2004. The allowance for loan losses is based upon a board-approved loan loss modeling system. The strong loan growth discussed in the previous paragraph was the primary reason the allowance as a percentage of gross loans decreased by six basis points during the period. Gross loans have grown at a faster pace than “monitored” loans, for which a higher allowance is required. The amount of the allowance was adequate based on the results of the loan loss model. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. We monitor the level of loan loss reserves on an on-going basis. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

At June 30, 2005 the Company had $849,000 in non-accruing loans, no restructured loans, $92,000 in loans more than 90 days past due and still accruing interest and $62,000 in Other Real Estate Owned. This compares to $567,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and $410,000 in Other Real Estate Owned at December 31, 2004. The increase in non-accrual loans, $282,000 or 50.0%, was primarily two loans (one of which was paid subsequent to June 30, 2005, and the other having been subsequently brought current). Non-performing loans consisted of $480,000 in mortgage loans, $412,000 in commercial loans and $49,000 in consumer loans at June 30, 2005. Non-performing assets and other real estate owned as a percentage of average assets were 0.38% and 0.24% at June 30, 2005 and December 31, 2004, respectively.

Net charge-offs for the first six months of 2005 were $71,000, compared with $390.000 in the same period of 2004. Non-performing loans as a percentage of net loan loss reserve were 78.4% and 49.9% as of June 30, 2005 and December 31, 2004, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During recent years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of June 30, 2005, investment securities totaled $84,048,000, or 34.5%, of total earning assets. Investment securities increased $11,519,000, or 15.9%, from $72,529,000 as of December 31, 2004.

At June 30, 2005 the Company’s investment securities classified as Available for Sale had an amortized cost of $51,010,000 and a market value of $52,011,000 for an unrealized gain of $1,001,000. Investment securities classified as Held to Maturity had an amortized cost of $32,037,000. This compares to an amortized cost of $35,692,000 and a market value of $37,054,000 for an unrealized gain of $1,362,000 as of December 31, 2004 for those investment securities classified as Available for Sale. Investment securities classified as Held to Maturity had an amortized cost of $35,475,000 as of December 31, 2004.

Cash and Due From Banks

The Company’s cash and due from banks increased $5,669,000 to $9,876,000 at June 30, 2005, compared to $4,207,000 at December 31, 2004. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $16,772,000 or 11.2%, to $167,032,000 as of June 30, 2005 compared to $150,260,000 as of December 31, 2004. The increase can be attributed to management’s effort to obtain funding for improved loan demand by offering special rates on certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $8.9 million as of June 30, 2005 and December 31, 2004.

At June 30, 2005 and December 31, 2004, interest-bearing deposits comprised 84.5% and 85.8% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2005, the Company had $12,373,000 in federal funds purchased, and at December 31, 2004 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $8,102,000, or 15.5%, to $60,287,000 as of June 30, 2005 compared to $52,185,000 as of December 31, 2004. The increase was due to the Company obtaining longer term borrowings (four and five year maturities) at historically low interest rates to blend with the shorter term deposits raised in the local market to fund the growth of the balance sheet. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.07% and 4.07% as of June 30, 2005 and December 31, 2004, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 3.85 years and 4.05 years as of June 30, 2005 and December 31, 2004, respectively.

The Company issued $6,186,000 of junior subordinated debentures in 2004 to its newly formed, wholly-owned capital trust, Greer Capital Trust I (the “Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These long term obligations, currently qualify as Tier I capital for the Company.

The junior subordinated debentures mature in October 2034. Interest payments are due quarterly to the Trust at three-month LIBOR plus 220 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At June 30, 2005, core deposits totaled $122.1 million, or 73.0% of the Company’s total deposits, compared to $112.0 million, or 74.6% of the Company’s total deposits as of December 31, 2004. The Company had unused federal funds lines of credit totaling $3,127,000 at June 30, 2005, and $14,500,000 at December 31, 2004. The Company also had unused borrowing capacity with the Federal Home Loan Bank of approximately $14,303,000 at June 30, 2005, and approximately $17,358,000 at December 31, 2004. $12,373,000 of the Company’s federal funds lines were used at June 30, 2005 to temporarily fund an investment transaction until “permanent” funding was obtained.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay operating expenses and dividends. For the three and six months periods ending June 30, 2005, the Company had received $980,729 in dividends from its banking subsidiary. Management believes its liquidity sources are adequate at this time, and does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of June 30, 2005.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2005, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $30.4 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2005. There have been no significant changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Greer State Bank Employee Stock Incentive Plan, certain officers of the Company exercised options to purchase 600 shares of Common Stock, par value $5.00, of the Company during the second quarter of 2005. Exercise prices under the options ranged from $3.99 to $9.58, resulting in cash proceeds to the Company of $4,071. As all sales resulting from option exercises were made to officer-employees of the Company, an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, was available for the sales.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on Thursday April 28, 2005.

(b)	Not applicable.

(c)	The common shareholders voted for the election of four (4) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2008. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Gary M. Griffin	1,833,071	354	578,077
Kenneth M. Harper	1,833,071	354	578,077
R. Dennis Hennett	1,833,071	354	578,077
David M. Rogers	1,827,819	5,606	578,077

The terms of office of the following directors continued after the meeting:

Class of 2006	Class of 2007
Mark S. Ashmore	Walter M. Burch
Harold K. James	Paul D. Lister
Anthony C. Cannon	C. Don Wall
Theron C. Smith, III

In addition, the shareholders voted to approve the Greer Bancshares Incorporated 2005 Equity Incentive Plan. The results of the voting are set forth below.

Proposal	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
2005 Equity Incentive Plan	1,370,562	101,339	29,969	246,522

No other matters were voted upon at the Annual Meeting or during the quarter covered by this report.

Item 5.	Other Information

(a) Salary Continuation Agreement for Kenneth M. Harper

On August 12, 2005, Greer State Bank (the “Bank”), a subsidiary of the Company, and Kenneth M. Harper, the Bank’s President, entered into a Salary Continuation Agreement (the “Salary Agreement”) effective May 1, 2005. Under the Salary Agreement, Mr. Harper has been granted certain rights to participate in a plan where he will receive a certain supplemental retirement or death benefit. This benefit was granted to Mr. Harper as an incentive for him to remain employed with the Bank and to provide him with a future retirement benefit.

A copy of the Salary Agreement is filed as Exhibit 10.1 to this report, and is incorporated herein by reference. The following is a general description of the principal features of the Salary Agreement and it is qualified in its entirety by reference to the Salary Agreement.

Benefits. Upon Mr. Harper’s termination of employment on or after his reaching the retirement age of sixty-five (65), the Bank shall pay to him or his beneficiary an annual benefit of Fifty Thousand Dollars ($50,000.00) to be paid in twelve (12) equal monthly installments for fifteen (15) years. If Mr. Harper is terminated prior to reaching age 65, then the amount of the benefit depends on an accrued amount of the benefit (known as the “Accrued Balance”) and an annual interest rate (known as the “Discount Rate”), which is applied to the Accrued Balance. The initial Discount Rate is 6.25% and will be modified from time to time by the Bank based on Generally Accepted Accounting Principals. The amount and commencement of the benefit payments depends on the cause of the termination.

A.	If Mr. Harper is terminated prior to his reaching age sixty-five (65) for a reason other than cause, a disability or following a change of control, he will vest ten percent (10%) per year in the Accrued Balance and such amount will be paid to Mr. Harper over fifteen (15) years in equal monthly installments commencing upon his reaching age sixty-five (65). For example, if Mr. Harper is terminated in the year 2010, he would have vested 60% in the Accrued Balance at such date as set forth on Schedule A to the Salary Agreement and, following application of the Discount Rate, his yearly benefit beginning at age 65 would be $11,188.

B.	If Mr. Harper is terminated due to a disability prior to his reaching age sixty-five (65), he will be fully vested in the Accrued Balance and such amount will be paid to Mr. Harper over fifteen (15) years in equal monthly installments commencing upon Mr. Harper’s termination. For example, if Mr. Harper is terminated due to a disability in the year 2010, he would have fully vested in the Accrued Balance as set forth on Schedule A to the Salary Agreement, and, following application of the Discount Rate, his yearly benefit to be paid on the first day of the month following his termination would be $18,647.

C.	If Mr. Harper is terminated following a change of control of the Bank, Mr. Harper will fully vest in the Accrued Balance and such amount will be paid to Mr. Harper in a lump sum present value payment within sixty (60) days of termination. For example, if Mr. Harper is terminated following a change of control in year 2010, he would have fully vested in the Accrued Balance as set forth on Schedule A to the Salary Agreement and, following the application of the Discount Rate, the lump sum payment would be $152,577. A change of control will occur upon the occurrence of one of the following events: (1) if more than fifty percent (50%) of the Bank’s voting power is acquired; (2) if the Bank is merged, sold, acquired or liquidated; or (3) a resolution by the Board of Directors of the Bank following an event or circumstance considered to constitute a change of control.

If Mr. Harper dies while employed by the Bank and he has been employed by the Bank for less than ten (10) years, his beneficiary will fully vest in the Accrued Balance as of the date of death. For example, if Mr. Harper dies in the year 2010, he would have fully vested in the Accrued Balance as set forth on Schedule A to the Salary Agreement, and, following application of the Discount Rate, his beneficiary would receive an annual payment of $5,824 to commence within thirty (30) days of his death. If Mr. Harper dies while employed by the Bank and he has been employed for more than ten years, his beneficiary will receive an annual benefit of Fifty Thousand Dollars ($50,000.00) to commence within thirty (30) days of Mr. Harper’s death. If Mr. Harper dies after any benefit payments have commenced but before receiving all such payments, the Bank will pay the remaining benefits to his beneficiary at the same time and in the same manner as if Mr. Harper had survived. If Mr. Harper dies after being terminated for any reason but prior to the commencement of any benefit payments, the Bank will pay the same benefits to Mr. Harper’s beneficiary to which he was entitled prior to death except that the benefits are to commence within thirty (30) days of his death.

Termination. The Bank shall not pay, and Mr. Harper irrevocably forfeits, any benefits under the Salary Agreement if the Bank terminates Mr. Harper’s employment for cause. In addition, if Mr. Harper competes with the Bank in any way during his employment with the Bank or during the time he is receiving any benefit payments from the Bank, he irrevocably forfeits any rights to all payments and the Salary Agreement shall terminate. In the event that the benefit payments to Mr. Harper should cause a “parachute payment” (as defined in the Internal Revenue Code), then such benefit will be reduced by One Dollar ($1.00) at a time until such payment is not considered a parachute payment. Finally, the Bank will not pay any benefits under the Salary Agreement if Mr. Harper commits suicide within two (2) years of the effective date.

If the Board of Directors of the Bank determines that Mr. Harper is no longer a member of a select group of management or highly compensated employees, they can terminate the Salary Agreement as follows: (1) if the termination is prior to a change of control, Mr. Harper will vest ten percent (10%) per year in an amount and as set forth on Schedule A of the Salary Agreement and such amount will be paid to Mr. Harper in a lump sum within sixty (60) days following termination (this situation is identical to the scenario and example set forth in Paragraph A. above, however the payment is lump sum); or (2) if the termination follows a change of control, Mr. Harper will fully vest in the Accrued Balance and such amount will be paid to Mr. Harper in a lump sum present value payment based on a predetermined discount rate within sixty (60) days of termination (this situation is identical to the scenario and example set forth in Paragraph C. above).

(b) Reclassification of Persons Deemed to be Executive Officers.

At the meeting on July 28, 2005, the Board of Directors of the Company, in connection with several promotions and other personnel changes, decided to reclassify persons who are to be deemed “executive officers” of the Company under Section 16 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for other purposes under the Exchange Act. Going forward, persons holding the title of executive vice president and above shall be deemed “executive officers” of the Company. Previously, and as disclosed in the Company’s most recent Form 10-K, all persons holding the title of Senior Vice President and above were designated “executive officers.” Persons holding the title of Executive Vice President and above are as follows:

R. Dennis Hennett	Chief Executive Officer of the Company and the Bank
Kenneth M. Harper	President of the Company and the Bank
Sandra I. Burdette	EVP and Chief Operations Officer of the Bank
J. Richard Medlock, Jr.	EVP of the Bank and Chief Financial Officer of the Company
E. Pierce Williams, Jr.	EVP of the Bank

Item 6.	Exhibits

(a) Exhibits

10.1	Salary Continuation Agreement by and between Greer State Bank and Kenneth M. Harper dated August 12, 2005.

10.2	Greer Bancshares Incorporated 2005 Equity Incentive Plan (incorporated by reference to Annex B of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2005).

10.3	Greer State Bank Supplemental Life Insurance Agreement by and between the Bank and E. Pierce Williams dated September 21, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2005).

10.4	First Amendment to the Greer State Bank Supplemental Life Insurance Agreement for E. Pierce Williams dated July 26, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 1, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 15, 2005	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: August 15, 2005	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Executive Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

10.1	Salary Continuation Agreement by and between Greer State Bank and Kenneth M. Harper dated August 12, 2005.

10.2	Greer Bancshares Incorporated 2005 Equity Incentive Plan (incorporated by reference to Annex B of the registrant’s definitive proxy statement filed with the Securities and Exchange Commission on March 30, 2005).

10.3	Greer State Bank Supplemental Life Insurance Agreement by and between the Bank and E. Pierce Williams dated September 21, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 1, 2005).

10.4	First Amendment to the Greer State Bank Supplemental Life Insurance Agreement for E. Pierce Williams dated July 26, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 1, 2005).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.