Form 10-Q
period 2005-09-30
GREER BANCSHARES INC
filed 2005-11-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of outstanding shares of the issuer’s $5.00 par value common stock as of November 7, 2005 was 2,451,814.

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004 *
Assets:
Cash and due from banks	$6,006	$4,207
Federal funds sold	—	650
Interest bearing deposits in banks	921	1,513
Investment securities:
Held to maturity (fair value of approximately $ 29,446 and $35,317, respectively)	30,065	35,475
Available for sale	54,825	37,054
Loans, net of allowance for loan losses of $1,225 and $1,136, respectively	173,754	138,510
Premises and equipment, net	5,495	4,353
Real estate held for sale	—	409
Accrued interest receivable	1,446	1,138
Restricted stock	3,644	3,120
Other assets	6,647	4,862

Total Assets	$282,803	$231,291

Liabilities:
Deposits
Non-interest bearing	$26,608	21,326
Interest bearing	145,841	128,934

Total Deposits	172,449	150,260

Notes payable to Federal Home Loan Bank	63,516	52,185
Repurchase Agreements	9,132	—
Federal Funds Purchased	7,762	—
Long Term Debt	6,186	6,186
Other liabilities	2,577	1,627

Total Liabilities	261,622	210,258

Stockholders’ Equity:
Common stock—par value $5.00 per share, 10,000,000 shares authorized, 2,445,371 and 2,432,261 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	12,227	12,161
Additional paid in capital	2,629	2,513
Retained earnings	5,981	5,521
Accumulated other comprehensive income	344	838

Total Stockholders’ Equity	21,181	21,033

Total Liabilities and Stockholders’ Equity	$282,803	$231,291

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months		For Nine Months
	09/30/05	09/30/04	09/30/05	09/30/04
Interest Income:
Loans (including fees)	$3,129	$1,947	$8,156	$5,467
Investment securities:
Taxable	670	488	1,802	1,470
Exempt from federal income tax	273	355	745	1,111
Federal funds sold	12	4	87	16
Other	9	4	58	13

Total interest income	4,093	2,798	10,848	8,077

Interest Expense:

Interest on deposit accounts	806	522	2,151	1,557
Interest on FHLB borrowings	657	411	1,746	1,172
Interest on repurchase agreements	86	—	86	—
Interest on Federal Funds purchased	25	5	26	8
Interest on long-term debt	86	—	242	—

Total interest expense	1,660	938	4,251	2,737

Net interest income	2,433	1,860	6,597	5,340

Provision for loan losses	76	94	211	139

Net interest income after provision for loan losses	2,357	1,766	6,386	5,201

Non-interest income:
Service charges for deposit accounts	281	323	801	942
Other service charges	117	69	298	196
Gain on sale of investment securities	—	29	135	110
Other operating income	142	102	436	287

Total non-interest income	540	523	1,670	1,535

Non-interest expenses:
Salaries and employee benefits	1,199	869	3,378	2,542
Occupancy and equipment	219	196	551	547
Postage and supplies	77	55	204	173
Marketing	79	46	176	144
Directors	41	41	130	121
Professional	92	47	284	163
Other operating expenses	324	284	919	804

Total non-interest expenses	2,031	1,538	5,642	4,494

Income before income taxes	866	751	2,414	2,242
Provision for income taxes:	167	143	392	430

Net income	$699	$608	$2,022	$1,812

Basic net income per share of common stock	$.29	$.25	$.83	$.75

Diluted net income per share of common stock	$.28	$.25	$.81	$.74

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months		For Nine Months
	09/30/05	09/30/04	09/30/05	09/30/04
Net Income	$699	$608	$2,022	$1,812

Other comprehensive income(loss), net of tax:
Unrealized holding Gains (Losses) on Investment Securities	(271)	913	(410)	36
Less Reclassification Adjustments for (Gains)/Losses Included in Net Income	—	(18)	(84)	(68)

Subtotal	(271)	895	(494)	(32)

Cash flow hedging activities:
Unrealized holding Gains (Losses) on Cash flow hedging activities, net of tax	(151)	180	(202)	(228)

Comprehensive Income	$277	$1,683	$1,326	$1,552

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2005

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balances at 12/31/2004	$12,161	$2,513	$5,521	$838	$21,033

Net Income			2,022		2,022
Other comprehensive loss, net of tax				(494)	(494)
Stock exercised pursuant to stock option plan	66	92			158
Tax benefit of stock options exercised		24			24
Dividends declared ($.64 per share)			(1,562)		(1,562)

Balances at 9/30/2005	$12,227	$2,629	$5,981	$344	$21,181

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	09/30/05	09/30/04
OPERATING ACTIVITIES
Net income	$2,022	$1,812
Cash provided by operating activities Gain on sale of OREO	(69)	—
Depreciation	286	326
Gain on sale of securities	(135)	(110)
Provision for loan losses	211	139
(Increase) decrease in accrued interest receivable	(308)	9
Increase in other assets	(2,110)	(1,149)
Increase in accrued interest payable	224	376
Increase in other liabilities	645	796

Net cash provided by operating activities	766	2,199

INVESTING ACTIVITIES
Proceeds from the sale of securities	15,863	30,437
Purchase of securities	(28,892)	(22,344)
Proceeds from sale of real estate held for sale	478	—
Net decrease (increase) in federal funds sold	650	(1,477)
Purchase of FHLB stock	(524)	(304)
Net increase in loans	(35,456)	(15,340)
Purchase of property and equipment	(1,427)	(1,173)

Net cash used for investing activities	(49,308)	(10,201)

FINANCING ACTIVITIES
Net increase in deposits	22,189	1,195
Net proceeds of notes payable FHLB	11,655	6,556
Net proceeds of Fed Funds purchased	7,762	—
Net proceeds of Repurchase Agreements	9,132	—
Cash dividends and fractional shares paid	(1,171)	(1,099)
Tax benefit from exercise of stock options	24	—
Proceeds from exercise of stock options	158	103

Net cash provided by financing activities	49,749	6,755

Net increase (decrease) in cash and due from banks	1,207	(1,247)

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	5,720	7,267

CASH AND DUE FROM BANKS, END OF PERIOD	$6,927	$6,020

CASH PAID FOR
Income taxes	$518	$560

Interest	$4,027	$2,362

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

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted net income per common share is computed by dividing net income by the weighted average number of shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average shares outstanding for the nine months ended September 30, 2005 and September 30, 2004 were 2,439,005 and 2,428,203, respectively (basic) and 2,493,322 and 2,445,868, respectively (diluted). For the three months ended September 30, 2005 and September 30, 2004, the weighted average shares outstanding were 2,443,879 and 2,429,458, respectively (basic) and 2,526,948 and 2,452,365, respectively (diluted).

Note 3 – Stock Based Compensation

We apply Accounting Principles Board (APB) Opinion 25 Accounting For Stock Issued to Employees and related interpretations in accounting for our stock compensation plans. The Company grants all stock options at the current market price. Accordingly, no compensation cost has been charged to operations. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method available under SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure, our net income and our net income per share would have been reduced to the proforma amounts indicated below:

	(Dollars in thousands)

	For Three Months		For Nine Months
	09/30/05	09/30/04	09/30/05	09/30/04
Net Income

As reported	$699	$608	$2,022	$1,812
Compensation under SFAS 123	(8)	(5)	(24)	(14)

Proforma	691	603	1,998	1,798

Basic net income per share of common stock:
As reported	.29	.25	.83	.75
Proforma	.28	.25	.82	.74

Diluted net income per share of common stock:
As reported	.28	.25	.81	.74
Proforma	.27	.25	.80	.73

Note 4 - Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Note 5 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Accounting for Stock-Based Compensation. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. The provisions of this Statement are effective for the first interim reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS No. 123(R) commencing with the quarter ending March 31, 2006. At this time, management has not evaluated the impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, as well as results for the nine months ended September 30, 2005 and 2004. It also analyzes our financial condition as of September 30, 2005, as compared to December 31, 2004. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes included in this report.

The Company reported consolidated net income of $699,000, or $.28 per diluted share, for the quarter ended September 30, 2005, compared to $608,000, or $.25 per diluted share, for the quarter ended September 30, 2004, an increase of $91,000, or 15.0%. For the nine months ended September 30, 2005 the Company reported consolidated net income of $2,022,000, or $.81 per diluted share, compared to $1,812,000 or $.74 per diluted share for the nine months ended September 30, 2004, an increase of $210,000, or 11.6%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2005 was $4,093,000, compared to $2,798,000 for the quarter ended September 30, 2004, an increase of $1,295,000, or 46.3%. Total interest income for the nine months ended September 30, 2005 was $10,848,000 compared to $8,078,000 for the nine months ended September 30, 2004, an increase of $2,770,000, or 34.3%. Interest and fees on loans is the largest component of total interest income and increased $1,182,000, or 60.7%, to $3,129,000 for the quarter ended September 30, 2005, compared to $1,947,000 for the quarter ended September 30, 2004. The increase is due primarily to an increase of approximately $38.8 million in average loans outstanding during the three months ended September 30, 2005, compared with the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest and fees on loans increased $2,689,000, or 49.2%, to $8,156,000, compared to $5,467,000 for the nine months ended September 30, 2004. The increase in interest and fees on loans is a result of the increase of $33.0 million in average loans outstanding from the nine month period ended September 30, 2004 compared with the nine month period ended September 30, 2005, and increases in the prime lending rate. The growth of the Company’s loan portfolio during 2005 has been due to increased loan demand in its market area, and the addition of four lending officers. The Wall Street Journal Prime rate ranged from 4.00% to 4.75% during the nine months ended September 30, 2004, and ranged from 5.25% to 6.75% during the nine months ended September 30, 2005. On September 30, 2005, the interest rates on 76.2%, or $106,511,000 of the Company’s loan portfolio were indexed to the prime rate, compared with 69.6%, or $75,125,000 indexed to the prime rate on September 30, 2004.

Interest income on investment securities increased by $100,000 for the three month period ended September 30, 2005, compared with the three month period ended September 30, 2004, due primarily to an increase in average investments of $7,955,000, or 9.7%, in the three months ended September 30, 2005, compared with the three month period ended September 30, 2004. Interest income on investment securities declined by $35,000, or 1.4% in the nine month period ended September 30, 2005, compared with the same period in 2004. The decrease was due primarily to the average investment securities during the nine months ended September 30, 2005 being $4,022,000, or 4.8%, less than the average securities during the same period in 2004.

The Company’s total interest expense for the three months ended September 30, 2005 was $1,660,000, compared to $938,000 for the three months ended September 30, 2004, an increase of $722,000, or 77.0%. Total interest expense for the nine months ended September 30, 2005 was $4,251,000, compared to $2,737,000 for the nine months ended September 30, 2004, an increase of $1,514,000, or 55.3%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended September 30, 2005, interest expense on deposits was $806,000, compared to $522,000 for the three months ended September 30, 2004, an increase of $284,000, or 54.3%. For the nine months ended September 30, 2005, interest expense on deposits was $2,151,000, compared to $1,557,000 for the nine months ended September 30, 2004, an increase of $594,000, or 38.2%. The increase in interest expense on deposits is attributable in part to the growth in deposits experienced in the past twelve months. Average total deposits for the nine months ended September 30, 2005 were $165,658,000, compared to $158,562,000 for the same period in 2004. The increase in interest expense on deposits was also partially due to the Company’s cost of funds on interest-bearing deposits increasing to 2.09% for the nine months ended September 30, 2005, compared to 1.54% for the nine months ended September 30, 2004. This reflects the Federal Open Market Committee raising the target federal funds rate by 150 basis points during the nine months ended September 30, 2005. The second largest component of interest expense is interest expense on Federal Home Loan Bank (FHLB) borrowings. This expense increased $246,000, or 59.9%, from $411,000 for the three months ended September 30, 2004, to $657,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2005, interest on FHLB borrowings was $1,746,000, compared with $1,172,000 for the same period in 2004. The increase in interest on FHLB borrowings during both the three-month and nine month periods was due primarily to the increased borrowings from the FHLB. At September 30, 2005, FHLB borrowings totaled $63,516,000, compared with $42,722,000 at September 30, 2004. The increase in FHLB borrowings was utilized to fund the growth of the Company’s loan portfolio (discussed above). The increase was also partially due to a leverage transaction in which investment securities were purchased and funded by FHLB advances.

Other interest expense consists of interest paid on federal funds purchased and interest paid on repurchase agreements. Interest expense on repurchase agreements was $86,000 during the three months ended September 30, 2005, compared with no expense for repurchase agreements for the same period in 2004, as the Company entered into repurchase agreements totaling $9,602,000 during July 2005. The Company had not used repurchase agreements as a funding source prior to July. The funds from the repurchase transaction were used to purchase investment securities.

Net interest income, which is the difference between interest earned on assets and the interest paid on the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $573,000, or 30.8%, to $2,433,000 for the quarter ended September 30, 2005, compared to $1,860,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, net interest income before provision for loan losses increased $1,237,000, or 23.5%, to $6,597,000, compared to $5,340,000 for the nine months ended September 30, 2004. The increase in net interest income was primarily the result of the growth of the Company’s balance sheet. Average earning assets were $235,011,000 during the nine months ended September 30, 2005, compared with $205,612,000 during the same period in 2004. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise.

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Loan Committee of the Board of Directors reviews and approves the appropriate level for the Bank’s allowance for loan losses based upon management’s recommendations, the results of its internal monitoring and reporting system, and a review of historical statistical data for both the Bank and other financial institutions.

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by banking regulators and our internal auditor.

The provision for loan losses charged to operations during the three months ended September 30, 2005 was $76,000, compared to $94,000 for the three months ended September 30, 2004. The provision charged for the nine months ended September 30, 2005 was $211,000, compared to $139,000 for the nine months ended September 30, 2004. The provision for loan losses was higher in the first nine months of 2005 due to the growth of the Company’s loan portfolio. The Company’s loan portfolio has grown by $35,333,000 during the first nine months of 2005, and provisions have been made based on the results of the loan loss reserve models used by management. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $17,000, or 3.3%, to $540,000 for the quarter ended September 30, 2005, compared to $523,000 for the quarter ended September 30, 2004. For the nine months ended September 30, 2005, non-interest income increased $135,000, or 8.8%, to $1,670,000, compared to $1,535,000 for the nine months ended September 30, 2004. Service charges for deposit accounts is the largest component of non-interest income and decreased $42,000, or 13.0%, to $281,000 for the three months ended September 30, 2005, compared to $323,000 for the three months ended September 30, 2004. This decrease was primarily due to a decline in service charges relating to non-sufficient funds items, which declined by $37,000 for the three months and $114,000 for the nine months ended September 30, 2005, compared to the same period in 2004. Other operating income was $436,000 for the nine months ended September 30, 2005, compared with $287,000 for the same periods in 2004, an increase of $149,000, or 51.9%. The increase was primarily due to a gain of $57,000 on the sale of other real estate owned and a gain on the sale of the Company’s portion of a participation loan, which was $17,000. The purchase of additional bank owned life insurance resulted in an increase of $21,000 in income from life insurance, which is also included in other operating income.

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2005 increased $493,000, or 32.1%, to $2,031,000, compared to $1,538,000 for the three months ended September 30, 2004. Total non-interest expense for the nine months ended September 30, 2005 increased $1,148,000, or 25.5%, to $5,642,000, compared to $4,494,000 for the nine months ended September 30, 2004. The largest component of non-interest expense, salaries and employee benefits, increased $330,000, or 38.0%, to $1,199,000 for the three months ended September 30, 2005, compared to $869,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, salaries and employee benefits increased $836,000, or 32.9%, to $3,378,000, compared to $2,542,000 for the nine months ended September 30, 2004. The increase in salaries and benefits is primarily attributable to the addition of personnel needed to support the growth of the Company.

Occupancy and equipment expense increased $23,000, or 11.7%, to $219,000 in the three months ended September 30, 2005, compared to $196,000 for the three months ended September 30, 2004. The increase was primarily the result of expenses relating to the opening of the Company’s fourth office in Taylors, SC in August 2005. For the nine months ended September 30, 2005, occupancy and equipment expense increased $4,000, or less than 1%, to $551,000, compared to $547,000 for the nine months ended September 30, 2004. The minimal increase in occupancy and equipment expense for the nine month period was due to a decrease of $38,000 in total depreciation expense for the nine month period ended September 30, 2005 when compared to total depreciation expense for the nine months ended September 30, 2004. The decline in depreciation expense during the nine month period, which was due to data processing equipment becoming fully depreciated, partially offset the increases in the third quarter relating to the opening of the Taylors Office.

The Company’s income tax expense for the three months ended September 30, 2005 was $167,000 compared with $143,000 for the same period in 2004, and was $392,000 for the nine months ended September 30, 2005, compared with $430,000 for the comparable period in 2004. During the second quarter of 2005 management evaluated the adequacy of the valuation allowance that had been provided in deferred taxes. It was determined that the valuation allowance, was no longer necessary. The valuation allowance in the amount of $130,500 was then reversed, the effect of which was to lower income tax expense by that amount. Had the adjusting entry not been made, income tax expense for the nine months ended September 30, 2005 would have been $522,500. The Company’s effective tax rate during the nine months ended September 30, 2005 was 16.2%; however, if the adjusting entry referred to above had not been made, the effective rate would have been 21.6%. The effective tax rate is less than the statutory tax rate primarily as a result of the Company having an average of $21,922,000 invested in tax-exempt municipal securities.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 63.2% of total earning assets as of September 30, 2005. Gross loans totaled $174,979,000 as of September 30, 2005, which is an increase of $35,333,000, or 25.3%, over the total as of December 31, 2004, which was $139,646,000. The increase was due to continued strong loan demand in the Bank’s market area, as well as the addition of four lending officers during 2005. Adjustable rate loans totaled 76.2% of the loan portfolio as of September 30, 2005, compared to 72.1% as of December 31, 2004. The growth in adjustable rate loans allows the Company to be in a favorable position when interest rates begin to rise. The Company’s loan portfolio consists primarily of residential mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2005 was $1,225,000, or .70%, of gross loans outstanding, compared to $1,136,000, or .81%, of gross loans outstanding at December 31, 2004. The strong loan growth discussed in the previous paragraph was the primary reason the allowance as a percentage of gross loans decreased by eleven basis points during the period. Gross loans have grown at a faster pace than “monitored” loans, for which a higher allowance is required. The amount of the allowance was adequate based on the results of loan loss model. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. We monitor the level of loan loss reserves on an on-going basis. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

At September 30, 2005 the Company had $472,000 in non-accruing loans, $350,000 of which were impaired loans, $2,000 in loans more than 90 days past due and still accruing interest and no Other Real Estate Owned. This compares to $567,000 in non-accruing loans, no impaired loans, no loans more than 90 days past due and still accruing interest and $410,000 in Other Real Estate Owned at December 31, 2004. Non-performing loans consisted of $110,000 in mortgage loans, $362,000 in commercial loans and $2,000 in consumer loans at September 30, 2005. Non-performing assets and other real estate owned as a percentage of average assets were 0.18% and 0.24% at June 30, 2005 and December 31, 2004, respectively.

Net charge-offs for the first nine months of 2005 were $122,000, compared with $408,000 in the same period of 2004. Non-performing loans as a percentage of net loan loss reserve were 38.7% and 49.9% as of September 30, 2005 and December 31, 2004, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During recent years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of September 30, 2005, investment securities totaled $84,890,000, or 35.8%, of total earning assets. Investment securities increased $12,361,000, or 17.0%, from $72,529,000 as of December 31, 2004.

At September 30, 2005, the Company’s investment securities classified as Available for Sale had an amortized cost of $54,265,000 and a market value of $54,825,000, for an aggregate unrealized gain of $560,000. This compares to an amortized cost of $35,692,000 and a market value of $37,054,000, for an unrealized gain of $1,362,000, as of December 31, 2004 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks increased $1,799,000 to $6,006,000 at September 30, 2005, compared to $4,207,000 at December 31, 2004. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposits. Total deposits increased $22,189,000 or 14.8%, to $172,449,000 as of September 30, 2005 compared to $150,260,000 as of December 31, 2004. The increase can be attributed to management’s effort to obtain funding for improved loan demand by offering special rates on certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $8.9 million as of September 30, 2005 and December 31, 2004.

At September 30, 2005 and December 31, 2004, interest-bearing deposits comprised 84.6% and 85.8% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At September 30, 2005, the Company had $7,762,000 in federal funds purchased, and at December 31, 2004 the Company did not have any federal funds purchased. Notes payable to the Federal Home Loan Bank of Atlanta increased $11,331,000, or 21.7%, to $63,516,000 as of September 30, 2005 compared to $52,185,000 as of December 31, 2004. The increase was due to the Company obtaining longer term borrowings at historically low interest rates to blend with the shorter term deposits raised in the local market to fund the growth of the balance sheet. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.11% and 4.07% as of September 30, 2005 and December 31, 2004, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 3.51 years and 4.05 years as of September 30, 2005 and December 31, 2004, respectively. In July 2005, the Company entered into repurchase agreements totaling $9,132,000. The term of the agreements was 90 days at a fixed cost of 3.77%.

The Company issued $6,186,000 of junior subordinated debentures in 2004 to its newly formed, wholly-owned capital trust, Greer Capital Trust I (the “Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These long-term obligations currently qualify as Tier I capital for the Company. The junior subordinated debentures mature in October 2034. Interest payments are due quarterly to the Trust at three-month LIBOR plus 220 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At September 30, 2005, core deposits totaled $124.2 million, or 72.0%, of the Company’s total deposits, compared to $112.0 million, or 74.6%, of the Company’s total deposits as of December 31, 2004.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs and requires liquidity to pay limited operating expenses and dividends. For the nine-month period ending September 30, 2005, the Company had received $1,371,972 in dividends from its banking subsidiary, and management believes its liquidity sources are adequate at this time. In addition, management does not know of any trends that may result in the Company’s liquidity increasing or decreasing materially. The Company exceeded all of its capital requirements as of September 30, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At July 31, 2005, on a cumulative basis through twelve months, rate-sensitive assets exceeded rate-sensitive liabilities by $17.7 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of September 30, 2005. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Greer State Bank Employee Stock Incentive Plan, certain officers of the Company exercised options to purchase 2,144 shares of Common Stock, par value $5.00, of the Company during the third quarter of 2005. Exercise prices under the options ranged from $6.83 to $18.67, resulting in cash proceeds to the Company of $16,940. As all sales resulting from option exercises were made to officer-employees of the Company, an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, was available for the sales.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: November 14, 2005	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: November 14, 2005	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Sr. Vice President & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.