Form 10-K
period 2005-12-31
GREER BANCSHARES INC
filed 2006-03-30
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Common Stock, Par Value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No   ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐                Accelerated Filer  ☐                 Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,980,906 shares) as of March 22, 2006 was approximately $52,494,009. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock $5.00 par value as of March 22, 2006 was 2,456,810.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders and its attachment for the year ended December 31, 2005 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Description of Business

This Report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors, which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to: significant increases in competitive pressure in the banking and financial services industries; changes in the interest rate environment which could reduce anticipated or actual margins; changes in political conditions or the legislative or regulatory environment; general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; changes occurring in business conditions and inflation; changes in technology; changes in monetary and tax policies; the level of allowance for loan loss; the rate of delinquencies and amounts of charge-offs; the rates of loan growth; adverse changes in asset quality and resulting credit risk-related losses and expenses; changes in the securities markets; those risks and uncertainties described in the “Risk Factors” set forth in Item 1A; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Greer Bancshares Incorporated (the “Company”) was formed in July 2001 as a one-bank holding company for Greer State Bank (the “Bank”). All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The only current activity of the holding company is to hold its investment in its banking subsidiary. The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol GRBS. The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions.

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center, and is located at 601 North Main Street, Greer, South Carolina 29650. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, SC 29687.

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (“GFSC”), which allows customers who want to earn a higher rate of return on their money by investing in mutual funds, stock, annuities, and similar securities. GFSC is a wholly-owned subsidiary of the Bank. GFSC offers securities exclusively through Raymond James Financial Services, Inc., a registered broker-dealer.

Trust, international, or correspondent banking services are not currently offered by the Company, nor are they contemplated at this time.

Location and Service Area

The Company’s banking subsidiary was organized for the primary purpose of serving local banking needs in Greer and in the surrounding communities and has been primarily engaged in the business of attracting deposits from the general public and using the deposits to make commercial, consumer, and mortgage loans. In addition, deposits are also used to invest in acceptable investment securities as defined by Bank policy.

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

Lending Activities

General – The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses, and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans, other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment, and the obligations of state and political subdivisions consists of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2005, 96% of the Bank’s loan portfolio is secured and 80% of the total loan portfolio is secured by real estate.

Commercial Loans – The commercial portion of the portfolio is diversified and includes loans secured by non-real estate collateral to various types of small to mid-sized businesses. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles, and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank must evaluate the quality of a company’s management, capitalization and competition, as well as its profitability. The Bank manages the risk by dealing with locally-owned and managed businesses and by often requiring personal guarantees and collateral from owners and/or officers.

Commercial Real Estate Loans – The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans were made to fund the acquisition of real estate and/or buildings for commercial, industrial, office and retail use. Generally, the maximum loan-to-value ratio applicable to improved commercial properties is 85%. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1-4 family residences, commercial properties, and medical or business offices. The maximum loan-to-value ratio applicable to commercial and 1-4 family residential construction loans is 85%. There is not as much risk associated with commercial real estate as with other commercial loans, but more risk than 1-to-4 family residential mortgages. The Bank deals primarily with owner-occupied businesses, rather than investors in speculative lease space. Limiting the loan-to-value ratio is another way the risk is managed.

Residential Real Estate Loans – The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% and the majority has a fixed rate of interest. The Bank is currently not booking fixed rate residential mortgages in-house, but is originating them (collecting an origination fee) and placing them with an investor. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 89.9%. The loan-to-value ratios on mortgages minimize the risk on these loans.

Consumer Loans – The consumer loan portfolio consists of both secured and unsecured loans to individuals for household, family, and other personal expenditures such as automobile financing, home improvements, and recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management – The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities, and this allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. As of December 31, 2005, approximately 96% of the portfolio is secured. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral position. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates, and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2005, the legal lending limit amount for the Bank to lend to any one borrower was approximately $4,211,000.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. Automated Teller Machine (ATM) services are provided by the Fiserv EFT ATM Network, which allows access through ATMs nationwide. The Bank has three drive-up ATMs, located at its offices at 1111 W. Poinsett Street, 3317 Wade Hampton Boulevard, and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (TELEBANKER). The TELEBANKER system allows the Bank’s customers to access information concerning their accounts, transfer funds, and make payments by telephone.

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

Competition

The Bank competes with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are twelve competitor banks (none of which are headquartered in Greer) with fifteen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of June 30, 2005 the Bank held approximately 23.14% of the FDIC insured deposits in the Greer market.

Employees

As of December 31, 2005, the Bank had 91 employees, 76 of whom are full-time. The Company does not have any employees other than its three executive officers.

Available Information

The Company files reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Report on Form 10-Q and Current Reports on Form 8-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information at http://www.sec.gov.

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

Check 21

On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which was effective October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	Permitting check truncation without making it mandatory;

•	Demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	Legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	Keeping in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	Requiring that when accountholders request verification, financial institutions must produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	Requiring recrediting of funds to an individual’s account on the next business day after a consumer proves the financial institution has erred.

This legislation will likely have a dramatic impact on bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Greer State Bank—Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Our ability to pay dividends is subject to regulatory restrictions as described below in “Greer State Bank - Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, we are subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. We must file with the State Board periodic reports with respect to our financial condition and operations, management, and intercompany relationships between the Company and its subsidiaries. Additionally, the holding company, with limited exceptions, must obtain approval from the State Board prior to engaging in acquisitions of banking or non-banking institutions or assets.

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

Deposit Insurance. The Bank is subject to insurance assessments imposed by the FDIC. Through 2005, the FDIC maintained two separate insurance funds: the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”). The FDIC maintained the BIF and the SAIF by assessing depository institutions an insurance premium on a semi-annual basis. Under these funds, the FDIC was authorized to increase assessment rates on a semi-annual basis and could also impose special assessments on members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The amount each institution was assessed was based on the balance of insured deposits held during the preceding two quarters and on the degree of risk the institution posed to the insurance fund. The FDIC used a risk-based premium system that assessed higher rates on institutions that posed greater risk to the BIF or the SAIF. An institution was placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; or (3) undercapitalized. The FDIC also assigned an institution to one of three supervisory subgroups, based on the FDIC’s determination of the institution’s financial condition and the risk posed to the deposit insurance funds. In addition, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (“FICO”) bonds issued in the late 1980s as part of the government rescue of the thrift industry.

In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to this federal deposit insurance program. Among other things, the act merges the BIF and the SAIF into a new Deposit Insurance Fund. The act also increases retirement account coverage per depositor from a maximum of $100,000 to $250,000, and provides inflationary adjustments beginning in 2010. The act also gives the FDIC authority to set the insurance fund’s reserve ratio within a specified range, and it requires dividends to banks if the reserve ratio exceeds certain levels. The new act also grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year, subject to certain limitations.

The FDIC may terminate insurance of deposits for an insured institution if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. At December 31, 2005, management was not aware of any practice, condition, or violation that might lead to termination of deposit insurance.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates. Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation, which would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. This regulation has not yet been adopted.

Dividends. The Bank is subject to regulatory restrictions on the payment of dividends, including a prohibition of payment of dividends from its capital. All dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Regulations” below.

Branching. Under current South Carolina law, we may open bank branch offices throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. In addition, with prior regulatory approval, the Bank may acquire existing banking operations in South Carolina. Furthermore, federal legislation permits interstate branching. This law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

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

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2005, based on our calculations, Greer State Bank qualified as “well capitalized.”

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

Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports or the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations Criminal penalties for some financial institution crimes have been increased to 20 years. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate.

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

Future Legislation and Regulatory Action. Changes to the laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and our operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. We cannot accurately predict whether these changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon our financial condition and results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

Item 1A.	Risk Factors

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. While an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending and trading activities. Loans to individuals and business entities, our largest asset group, depend for repayment on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligations to us, due to changes in economic conditions, interest rates, natural disasters, acts of war or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, and could have a material adverse impact on our earnings and financial condition. We are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for loan losses. Our allowance for loan losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings.

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impact our cost of operating our business and growing our assets and therefore can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter party availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger than we are and have more capital and other resources than we do. In addition, as some of the competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.

If we need additional capital in the future, we may not be able to obtain it on terms that are favorable, which may limit our growth.

We anticipate that we will be able to support our growth strategy through additional deposits at new branch locations and investment opportunities. It is possible that we may need to raise additional capital to support our future growth. Our ability to raise capital through borrowings or the sale of securities will depend primarily upon our financial condition and the conditions of the financial markets at the time. We cannot give any assurance that additional capital will be available on terms satisfactory to us or at all. The failure to raise additional capital on terms that are favorable to us or at all may force us to limit our growth strategy.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our banking operations primarily in the counties of Greenville and Spartanburg located in upstate South Carolina. Increased competition in the market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios and our results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in our market area, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in our market area, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 80% as of December 31, 2005) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Substantially all of our real property collateral is located in our market area. If there is a significant decline in real estate values, especially in our market area, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown and an increase in interest rates.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of our chief executive officer, R. Dennis Hennett, our president, Kenneth M. Harper, and a number of other key management personnel. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market, and we may not be successful in attracting or retaining the personnel we require.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Regulation relating to financial institutions is designed primarily to protect depositors, Federal Deposit Insurance funds, and the banking system as a whole, not shareholders. Among other things, we are also subject to securities regulation, including the Sarbanes-Oxley Act of 2002, and related rules and regulations promulgated by the Securities and Exchange Commission. In particular, these have increased in scope, complexity and the cost of complying with corporate governance, reporting and disclosure requirements.

Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult and expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business.

Changes in accounting policies and practices, as may be adopted by regulatory agencies, the Financial Accounting Standards Board, or other authoritative bodies, could materially impact our financial statements.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, which could negatively affect our business.

Controls and procedures are particularly important for financial institutions. Management regularly reviews and updates our internal controls, disclosure controls procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse affect on our business, results of operations and financial condition.

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 17.6 percent of our outstanding common stock as of March 22, 2006. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

The primary source of our income from which we pay dividends is the receipt of dividends from our subsidiary bank.

The availability of dividends from our subsidiary bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiary bank and other factors, that the Federal Deposit Insurance Corporation could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiary bank were unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

A limited trading market exists for our common stock which could lead to price volatility.

Our common stock trades in the over the counter market and is reported on the OTC Bulletin Board. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

Our information systems may experience an interruption or breach in security, which could materially negatively impact our operations and the confidence and good will of our customers.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of those systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. The occurrence of any failures, interruptions or security breaches or of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse affect on our financial condition and results of operations.

Maintaining or increasing market share depends on the timely development and acceptance of new products and services and perceived overall value of these products and services by users.

Our success depends, in part, on our ability to adapt our products and services to evolving industry standards. There is increasing pressure to provide products and services at lower prices. This can reduce our net interest margin revenues from our fee-based products and services. In addition, our success depends, in part, on our ability to generate significant levels of new business in our existing markets and in identifying and penetrating new markets. Further, the widespread adoption of new technologies, including internet services, could require us to make substantial expenditures to modify or adapt our existing products and services. We may not be successful in introducing new products and services, achieving market acceptance of products and services and developing and maintaining loyal customers and/or breaking into targeted markets.

We must respond to rapid technological changes and these changes may be more difficult or expensive to effectuate than anticipated.

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may be more difficult or expensive to implement than we anticipate.

We may not be able to maintain and manage our growth, which may adversely affect results of operations and our financial condition.

During the past two years, we have experienced significant growth, and our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch offices, attract deposits to those locations, and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2005 the Bank had four banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. In the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows located on the first floor. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility, and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005. The basement now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

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

On August 20, 2005 the Bank opened a full-service branch office located on 1.12 acres at 3317 Wade Hampton Boulevard, Taylors, South Carolina 29687. This facility contains five private offices, one customer service desk, four teller stations, two drive-in teller stations, four drive-through lanes, and a drive-up ATM. The cash vault contains 162 safe deposit boxes.

The Bank plans to begin construction of a new operations, data processing, and administrative building in the later half of 2006 to be completed in the latter half of 2007. The new facility will be situated on 4.1 acres of land recently purchased on Pennsylvania Avenue in Greer, South Carolina, near the Company’s headquarters. This facility will house our operations and data processing departments as well as our administrative support staff.

All buildings and properties, except the land at the Taylors location, are owned by the Bank without encumbrances. The land at the Taylors location is owned by Greer Bancshares Incorporated, and is leased by the Bank.

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

In response to this Item, the information contained on pages 18 and 19 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2005 under “Stock Information and Dividend History” is incorporated herein by reference.

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

In response to this Item, the information contained on pages 2 and 3 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2005 under “Selected Financial Statement Data” is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 3 through 20 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2005 is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information contained on pages 8 and 9 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2005 under “Interest Rate Sensitivity Analysis” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 3 through 26 of the Company’s Annual Report to Shareholders for the year ended December 31, 2005, and page 3 of the attachment thereto, is incorporated herein by reference.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of December 31, 2005.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

We also maintain a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. There were no changes in our internal control over financial reporting identified in connection with the evaluation of it that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

In response to this Item, the information contained on pages 4 through 8, pages 10 and 11 and page 22 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

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

In response to this Item, the information contained on pages 8 though 10, and pages 12 through 20 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained on pages 20 through 22 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	248,209	$17.84	80,415
Equity Compensation Plans not approved by security holders	—	—	—
Total	248,209	$17.84	80,415

Item 13.	Certain Relationships and Related Transactions

In response to this Item, the information contained on page 22 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

In response to this Item, the information contained on pages 23 and 24 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2006 is incorporated herein by reference (except for the information set forth under “Audit Committee Report”).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Independent Auditor’s Report – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2005 and 2004

Consolidated Statements of Income – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows – Years ended 2005, 2004 and 2003

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: March 30, 2006	By:	/s/ R. Dennis Hennett
R. Dennis Hennett
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David M. Rogers David M. Rogers, Chairman	Date: March 30, 2006

/s/ Mark S. Ashmore Mark S. Ashmore, Director	Date: March 30, 2006

/s/ Walter M. Burch Walter M. Burch, Director	Date: March 30, 2006

Anthony C. Cannon, Director	Date: ____________, 2006

/s/ Gary M. Griffin Gary M. Griffin, Director	Date: March 30, 2006

/s/ Kenneth M. Harper Kenneth M. Harper, Director, President	Date: March 30, 2006

/s/ R. Dennis Hennett R. Dennis Hennett, Director, Chief Executive Officer	Date: March 30, 2006

/s/ Harold K. James Harold K. James, Director	Date: March 30, 2006

/s/ Paul D. Lister Paul D. Lister, Director	Date: March 30, 2006

/s/ Theron C. Smith III Theron C. Smith III, Director	Date: March 30, 2006

/s/ C. Don Wall C. Don Wall, Director	Date: March 30, 2006

/s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr., Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 30, 2006

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Form of Salary Continuation Plan for Executive Officers of Greer State Bank, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.4*	Form of Director Deferred Compensation Plan, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.5*	Greer State Bank Stock Appreciation Rights Agreement with R. Dennis Hennett dated July 13, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 29, 2005.

10.6*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.7*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.8*	Greer State Bank Supplemental Life Insurance Agreement by and between the Bank and E. Pierce Williams dated September 21, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 1, 2005.

10.9*	First amendment to the Greer State Bank Supplemental Life Insurance Agreement for E. Pierce Williams dated July 26, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 1, 2005.

10.10*	Salary Continuation Agreement by and between Greer State Bank and Kenneth M. Harper dated August 12, 2005, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed August 15, 2005.

13	Annual Report to Shareholders for the year ended December 31, 2005.

14	Director and Senior Officer Code of Ethics of Greer Bancshares Incorporated and Greer State Bank approved by the Board of Directors on May 22, 2003.

21.1	Subsidiaries of the Company.

23	Consent of Dixon Hughes, PLLC

24	Power of Attorney (contained on the signature page hereof).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.