Form 10-Q
period 2006-03-31
GREER BANCSHARES INC
filed 2006-05-11
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(864) 877-2000

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $5.00 par value per share	2,456,810 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005 *
ASSETS
Cash and due from banks	$6,247	$6,270
Interest bearing deposits in banks	885	564
Federal funds sold	817	—
Investment securities:
Held to maturity	27,087	28,482
Available for sale	48,157	49,543
Loans, net of allowance for loan losses of $1,557 and $1,416, respectively	215,498	197,587
Premises and equipment, net	6,261	5,747
Accrued interest receivable	1,620	1,615
Restricted stock	3,372	3,509
Other assets	6,379	6,130

Total Assets	$316,323	$299,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non-interest bearing	$30,761	$30,014
Interest bearing	187,822	169,173

Total Deposits	218,583	199,187

Notes payable to Federal Home Loan Bank	57,930	58,847
Repurchase Agreements	8,148	8,589
Federal Funds Purchased	—	1,931
Long Term Debt	6,186	6,186
Other liabilities	4,837	3,143

Total Liabilities	295,684	277,883

Stockholders’ Equity:
Common stock—par value $5 per share, 10,000,000 shares authorized, 2,456,810 and 2,453,580 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	12,284	12,268
Additional paid in capital	2,813	2,741
Retained earnings	5,729	6,751
Accumulated other comprehensive income	(187)	(196)

Total Stockholders’ Equity	20,639	21,564

Total Liabilities and Stockholders’ Equity	$316,323	$299,447

The accompanying notes are an integral part of these consolidated financial statements.

*	This information is derived from Audited Consolidated Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For The Three Months Ended
	03/31/06	03/31/05
Interest Income:
Loans (including fees)	$4,010	$2,341
Investment securities:
Taxable	661	532
Exempt from federal income tax	231	243
Federal funds sold	9	42
Other	8	19

Total interest income	4,919	3,177

Interest Expense:
Interest on deposit accounts	1,332	620
Interest on short-term borrowings	135	—
Interest on long-term borrowings	778	578

Total interest expense	2,245	1,198

Net interest income	2,674	1,979
Provision for loan losses	160	45

Net interest income after provision for loan losses	2,514	1,934

Non-interest income:
Customer service fees	235	229
Gain on sale of investment securities	19	135
Other operating income	311	300

Total non-interest income	565	664

Non-interest expenses:
Salaries and employee benefits	1,390	1,038
Occupancy and equipment	227	163
Postage and supplies	69	63
Marketing expenses	74	59
Directors Fees	51	43
Professional fees	77	107
Other operating expenses	329	271

Total non-interest expenses	2,217	1,744

Income before income taxes	862	854

Provision for income taxes:	216	182

Net income	$646	$672

Basic net income per share of common stock	$0.26	$0.28

Diluted net income per share of common stock	$0.25	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For The Three Months Ended
	03/31/06	03/31/05
Net Income	$646	$672

Other comprehensive income, net of tax:
Unrealized Holding Gains (Losses) on
Investment Securities	21	(246)
Less Reclassification Adjustments for
Gains Included in Net Income	(12)	(84)

Subtotal	9	(330)

Comprehensive Income	$655	$342

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2006

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive. Income	Total Stockholders Equity
Balances at 12/31/2005	$12,268	$2,741	$6,751	$(196)	$21,564

Net Income			646		646
Other comprehensive income, net of tax				9	9

Comprehensive Income					655

Stock exercised pursuant to stock option plan	16	45			61
Stock based compensation		18			18
Tax benefit of stock options exercised		9			9
Dividends declared ($.68 per share)			(1,668)		(1,668)

Balances at 3/31/2006	$12,284	$2,813	$5,729	$(187)	$20,639

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	03/31/06	03/31/05
OPERATING ACTIVITIES
Net income	$646	$672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113	87
Gain on sale of securities	(19)	(135)
Provision for loan losses	160	45
Deferred income taxes (benefit)	(92)	83
Stock-based compensation	18	—
Net change in:
Accrued interest receivable	(5)	(69)
Other assets	668	(79)
Accrued interest payable	155	54
Other liabilities	945	87

Net cash provided by operating activities	2,589	745

INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from the sale of securities	5,902	4,520
Maturities, payments and calls	1,330	1,648
Purchases	(5,812)	(8,988)
Activity in held to maturity securities:
Maturities, payments and calls	1,395	1,691
Net increase in federal funds sold	(817)	(5,722)
(Purchase) redemption of FHLB stock	137	(253)
Net increase in loans	(18,071)	(4,863)
Purchase of property and equipment	(627)	(201)

Net cash used for investing activities	(16,563)	(12,168)

FINANCING ACTIVITIES
Net increase in deposits	19,396	13,014
Proceeds from (repayment of ) notes payable FHLB	(2,405)	4,481
Net increase (decrease) in short term borrowings	(2,372)	—
Cash dividends paid	(417)	—
Tax benefit from stock option exercise	9	—
Proceeds from exercise of stock options	61	118

Net cash provided by financing activities	14,272	17,613

Net increase in cash and due from banks	298	6,190
CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	6,834	5,720

CASH AND DUE FROM BANKS, END OF PERIOD	$7,132	$11,910

CASH PAID FOR
Income taxes	$220	$117

Interest	$2,090	$1,144

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows- Continued

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	03/31/06	03/31/05
Non-cash investing and financing activities:
Change in valuation of fair value hedge	$154	$325

Change in other comprehensive income (net of tax)	$9	$(330)

Dividends payable	$(1,251)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages in no other business other than owning and managing the Bank and its “alternative investments” subsidiary, Greer Financial Services Corporation (“GFSC”). GFSC offers securities exclusively through Raymond James Financial Services, Inc. The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2005, which are included in the Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the three months ended March 31, 2006 and March 31, 2005 were 2,454,688 and 2,433,237, respectively (basic) and 2,537,423 and 2,465,139, respectively (diluted).

Note 3 – Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which was issued by the FASB in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations. SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. SFAS No. 123R also amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as financing cash inflows, rather than as a reduction of taxes paid, which is included within operating cash flows.

The Company adopted SFAS No. 123R using the modified prospective application as permitted under SFAS No. 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS No. 123R, the Company used the intrinsic value method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant.

The Company currently has an Equity Incentive Plan and a Director’s Incentive Stock Option Plan, which are described below. The compensation cost that has been charged against income for the plans was approximately $18,000 and $0 for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. The income tax benefit recognized for share-based compensation arrangements was approximately $600 for the three months ended March 31, 2006.

At the 1996 Annual Meeting, Stockholders of the Company approved a Directors’ Incentive Stock Option Plan (the”Directors’ Incentive Plan”).

The Directors’ Incentive Plan is intended to be a “formula plan” as recognized by Rule 16b-3 (c) (2) (ii) promulgated under the Securities Exchange Act of 1934, as amended. Beginning with the adjournment of the 1996 Annual Meeting of Stockholders of the Company, and at the adjournment of the annual meetings for each of the succeeding years during the term of the Directors’ Incentive Plan in which the “return on average equity” of the Company for the fiscal year preceding the annual meeting, as reported by the Company in its earnings release for such prior fiscal year is twelve percent (12%) or greater, each Director (who was not an employee of the Company) serving in such capacity as of December 31 of the preceding year shall be granted an option to purchase one thousand five hundred (1,500) shares (subject to adjustment as provided in Section 6 of the Incentive Plan) of the Company’s common stock, provided that no Director may receive grants of options for shares of common stock under the Directors’ Incentive Plan in excess of fifteen thousand (15,000) shares. The maximum number of shares of common stock for which options may be granted under the Directors’ Incentive Plan shall be one hundred thirty-five thousand (135,000).

The option price for each option granted under the Directors’ Incentive Plan shall be the fair market value on the day such option is granted. Each option granted under the Directors’ Incentive Plan shall, to the extent not previously exercised, terminate and expire on the date ten (10) years after the date of grant of the option. Each option granted under the Directors’ Incentive Plan shall become immediately vested and exercisable on the date six (6) months and one day following the date of grant.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At March 31, 2006, there were 41,829 options outstanding that had been issued under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and restricted stock to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Board. Diluted shares outstanding means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method.

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. The Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than 10 years after the date the Incentive Plan was approved by the Board of Directors, which was September 24, 2004. At March 31, 2006, the Company had 90,200 awards available for grant under the 2005 Equity Incentive Plan.

Vesting under the plan is discretionary based upon a determination by the Board of Directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company. The expected life is based on previous option exercise experience. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Dividend yield	1.90%	0.64%
Risk-free interest rate	4.70%	3.90%
Volatility	12.5	12.5
Expected life	7.5 years	7.5 years

A summary of option activity under the stock option plans discussed above as of March 31, 2006, and changes during the three month period ended March 31, 2006, is presented below:

	Options Available	Options Outstanding	Price Range	Average Exercise Price
Balance at December 31, 2005	94,200	248,209	$6.83-27.50	$17.84
Exercised	—	(3,230)	12.58-20.00	19.07
Authorized	—	—	—	—
Forfeited	—	—	—	—
Granted	(4,000)	4,000	26.50	26.50

Balance at March 31, 2006	90,200	248,979	$6.83-27.50	$18.12

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at March 31, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$6.58-12.58	20,857	$9.32	2.07	13,292	$9.46
$15.50-18.67	160,822	16.31	7.78	65,527	16.69
$19.30-27.50	67,300	25.16	9.47	48,642	25.79

Total/ Wtd Avg	248,979	$18.12	7.76	127,461	$19.41

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Three Months Ended March 31, 2006
Fair value of options granted during period expected to vest	$21,800
Aggregate intrinsic value of exercisable and nonvested options expected to vest	$2,073,498
Number of nonvested options expected to vest	121,518
Weighted average price of nonvested options expected to vest	$16.76
Weighted average remaining life of nonvested options expected to vest	7.95
Intrinsic value of nonvested options expected to vest	$1,155,076

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2006 was $5.45. The total intrinsic value of options exercised during the three month period ended March 31, 2006 was approximately $23,000.

As of March 31, 2006, there was $299,639 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 4.04 years. The total fair value of shares vested during the three month period ended March 31, 2006 was $18,420.

Cash received from option exercises under all share-based payment arrangements for the three month period ending March 31, 2006 was approximately $61,000. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $9,000 for the three month period ended March 31, 2006.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25.

The effect of the adoption of SFAS 123R is as follows:

Three Months Ended March 31, 2006
Income before income tax expense	$(18,420)
Net income	$(17,859)

Cash flow from operating activities	$17,859
Cash flow from financing activities	$9,000

Basic earnings per share	$(.01)
Diluted earnings per share	$(.01)

For purposes of disclosures pursuant to SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the three month period ended March 31, 2005.

Three Months Ended March 31, 2005
Net income, as reported	$672
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(3)

Pro forma net income	$669

Earnings per share — basic, as reported	$0.28

Earnings per share — diluted, as reported	$0.27

Earnings per share — basic, proforma	$0.27

Earnings per share — diluted, proforma	$0.27

Note 4 - Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 and also analyzes our financial condition as of March 31, 2006, as compared to December 31, 2005. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other charges for services provided to our customers. We describe the various components of this non-interest income, as well as our non-interest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report.

The Company reported consolidated net income of $646,000, or $.25 per diluted share, for the quarter ended March 31, 2006, compared to $672,000, or $.27 per diluted share, for the quarter ended March 31, 2005, a decrease of 3.9%. As discussed below under “Non-Interest Income,” the Company recorded gains of approximately $202,000 during the three months ended March 31, 2005.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2006 was $4,919,000, compared to $3,177,000 for the quarter ended March 31, 2005, an increase of $1,742,000, or 54.8%. Interest and fees on loans is the largest component of total interest income and increased $1,669,000, or 71.3%, to $4,010,000 for the quarter ended March 31, 2006, compared to $2,341,000 for the quarter ended March 31, 2005. The increase is due primarily to an increase of approximately $66.3 million in average loans outstanding during the three months ended March 31, 2006, compared with the three month period ended March 31, 2005. Increases of 200 basis points in the prime lending rate during the twelve month period ended March 31, 2006 also directly contributed to the increase in interest income. The average yield on the Company’s loan portfolio for the three months ended March 31, 2006 was 7.49%, compared to

6.17%, for the three months ended March 31, 2005. The increase in average yield is the result of the increase in the prime lending rate and related market interest rates. At March 31, 2006, the Bank had $134.3 million in loans indexed to the prime rate.

Interest income on investment securities increased by $117,000, or 15.1%, in the first quarter of 2006, compared with the same period in 2005. The increase can be attributed to an increase of approximately $7.7 million in average investment securities for the three months ended March 31, 2006, compared with the three months ended March 31, 2005. Interest income on fed funds sold was approximately $9,000 for the three months ended March 31, 2006, compared to approximately $42,000 for the three months ended March 31, 2005. The decrease was due primarily to a decline of approximately $5.9 million in average fed funds sold during the first quarter of 2006, as compared to the same period in 2005. The decline in fed funds sold during the three months ended March 31, 2006 was due to the strong loan growth experienced by the Company, which allowed funds to be shifted from lower-yielding overnight investments into loans, which are higher yielding.

The Company’s total interest expense for the three months ended March 31, 2006 was $2,245,000, compared to $1,198,000 for the three months ended March 31, 2005, an increase of $1,047,000, or 87.4%. The largest component of the Company’s interest expense is interest expense on deposit accounts. For the three months ended March 31, 2006, interest expense on deposits was $1,332,000, compared to $620,000 for the three months ended March 31, 2005, an increase of $712,000, or 114.8%. The increase in interest expense on deposits is attributable to the growth in deposits and an increase in market interest rates paid on deposits at the Company during the past twelve months, which resulted in a 106 basis points increase in the Company’s cost of funds in the past twelve months (from March 31, 2005 to March 31, 2006). Interest expense on long term borrowings is comprised of interest paid on borrowings from the Federal Home Loan Bank of Atlanta and interest paid on junior subordinated debentures. For the three months ended March 31, 2006, interest expense on long term borrowings was $778,000, compared to $578,000 for the quarter ended March 31, 2005, a difference of $200,000, or 34.6%. The Company uses derivatives as a fair value hedge for $14 million in Federal Home Loan Bank advances. The derivatives allow the Company to make payments at a variable rate, which is indexed to the three-month LIBOR rate. The Company also has $6,186,000 in long term debt in the form of junior subordinated debentures, which are also indexed to the three-month LIBOR. The increase in interest expense on long term borrowings is a result of an increase in the three-month LIBOR of 188 basis points from March 31, 2005 until March 31, 2006. An increase of approximately $3 million in average Federal Home Loan Bank (FHLB) advances outstanding, and an increase of eighteen basis points in the average rate paid on FHLB advances, also contributed to the increase in interest expense on long term borrowings. The increase in borrowings was necessary to help fund the strong loan growth experienced in the twelve months ended March 31, 2006.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $695,000, or 35.1%, to $2,674,000 for the quarter ended March 31, 2006, compared to $1,979,000 for the quarter ended March 31, 2005. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise.

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

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our internal auditors.

The provision for loan losses charged to operations during the three months ended March 31, 2006 was $160,000, compared to $45,000 for the three months ended March 31, 2005. The Company’s loan portfolio has grown by $18,052,000 during the first three months of 2006, compared with growth of $4,851,000 in the first quarter of 2005. Provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income decreased $99,000, or 14.9%, to $565,000 for the quarter ended March 31, 2006, compared to $664,000 for the quarter ended March 31, 2005. Included in this category is the net amount of gains on sale of investment securities, which totaled $19,000 during the first quarter of 2006, compared to $135,000 in the first quarter of 2005. Also included in other operating income in 2005 was a gain of $51,000 on the sale of other real estate owned and a gain of $17,000 on the sale of a participation loan. Income resulting from gains on the sale of assets is inconsistent from period to period. Service charges for deposit accounts increased $6,000, or 2.6%, to $235,000 for the three months ended March 31, 2006, compared to $229,000 for the three months ended March 31, 2005. Service charges increased only modestly due primarily to the fact the Company offers free consumer and business checking accounts.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2006 increased $473,000, or 27.1%, to $2,217,000, compared to $1,744,000 for the three months ended March 31, 2005. The largest component of non-interest expense, salaries and employee benefits, increased $352,000, or 33.9%, to $1,390,000 for the three months ended March 31, 2006, compared to $1,038,000 for the three months ended March 31, 2005. The increase in salaries and benefits is attributable to annual salary adjustments and the addition of personnel to support the growth of the Company. The Company adopted SFAS No. 123R during the first quarter of 2006 (see Note 3 – Stock Based Compensation.) The compensation cost that was charged in the three months ended March 31, 2006 was approximately $18,000, which would not have been expensed before the adoption of SFAS No. 123R. Occupancy and equipment expense increased $64,000, or 39.3%, to $227,000, compared to $163,000 for the three months ended March 31, 2005. The increase is attributed to expenses relating to the operation of an office opened by the Company in August 2005. The Company presently operates four offices.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 73.4% of total earning assets as of March 31, 2006. Gross loans totaled $217,055,000 as of March 31, 2006, which is an increase of $18,052,000 or 9.1% over the total as of December 31, 2005, which was $199,003,000. The increase was due to the continued strong loan demand in the Bank’s market area. Adjustable rate loans totaled 75.9% of the loan portfolio as of March 31, 2006, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2006 was $1,557,000, or .72% of gross loans outstanding, compared to $1,416,000, or .71% of gross loans outstanding at December 31, 2005. The Company continues to use a loan loss reserve model as discussed above in the paragraph entitled “Provision for loan Losses.” The amount of the allowance was adequate based on the results of loan loss model. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are also used in evaluating the adequacy of the allowance for loan losses. We monitor the level of loan loss reserves on an on-going basis. Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

At March 31, 2006, the Company had $585,000 in non-accruing loans, no restructured loans, $2,000 in loans more than 90 days past due and still accruing interest and no Other Real Estate Owned. This compares to $484,000 in non-accruing loans, no restructured loans, $32,000 loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2005. Non-performing loans consisted of $60,000 in mortgage loans, $473,000 in commercial loans and $54,000 in consumer loans at March 31, 2006. Non-performing assets and other real estate owned as a percentage of average assets were 0.19% and 0.17% at March 31, 2006 and December 31, 2005, respectively.

Net charge-offs for the first three months of 2006 were $14,000. Non-performing loans as a percentage of net loan loss reserve were 37.7% and 36.4% as of March 31, 2006 and December 31, 2005, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides the necessary liquidity needs of the Company yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of March 31, 2006, investment securities totaled $75,244,000, or 26.5% of total earning assets. Investment securities decreased $2,781,000 or 3.6% from $78,025,000 as of December 31, 2005.

At March 31, 2006 the Company’s investment securities classified as Available for Sale had an amortized cost of $48,457,000 and a market value of $48,157,000 for an aggregate unrealized loss of $300,000. This compares to an amortized cost of $49,862,000 and a market value of $49,543,000 for an unrealized loss of $319,000 as of December 31, 2005 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks decreased $23,000, or 3.7%, to $6,247,000 at March 31, 2006, compared to $6,270,000 at December 31, 2005. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $19,396,000, or 9.7%, to $218,583,000 as of March 31, 2006 compared to $199,187,000 as of December 31, 2005. The increase can be attributed to management’s continued effort to obtain funding for improved loan demand by offering special rates on certificates of deposit, obtaining brokered certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $29.4 million as of March 31, 2006 compared to $22.4 million as of December 31, 2005.

At March 31, 2006 and December 31, 2005, interest-bearing deposits comprised 85.9% and 84.9% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At March 31, 2006, total borrowings were $72,264,000, compared with $75,553,000 as of December 31, 2005. Total borrowings have been decreased by $3,289,000 as the Company has experienced good deposit growth during the three months ended March 31, 2006. At March 31, 2006 the Company did not have any federal funds purchased and had $1,931,000 as of December 31, 2005. At March 31, 2006 and December 31, 2005, repurchase agreements were $8,148,000 and $8,589,000, respectively. Notes payable to the Federal Home Loan Bank of Atlanta totaled $57,930,000 as of March 31, 2006 compared to $58,847,000 as of December 31, 2005. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.29% and 4.22% as of March 31, 2006 and December 31, 2005, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 3.74 years and 3.92 years as of March 31, 2006 and December 31, 2005, respectively.

The Company has $6,186,000 of junior subordinated debentures outstanding, which were issued in 2004 to its wholly-owned capital trust, Greer Capital Trust I (the “Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These long-term obligations currently qualify as Tier I capital for the Company. The junior subordinated debentures mature in October 2034. Interest payments are due quarterly to the Trust at three-month LIBOR plus 220 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the

Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At March 31, 2006 core deposits totaled $148.1 million, or 67.7%, of the Company’s total deposits, compared to $135.0 million, or 67.8%, of the Company’s total deposits as of December 31, 2005.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. In January 2006, the Company’s board of directors declared a dividend to be paid at a rate of $.17 per share per quarter in 2006. The cash dividends paid to shareholders will be funded by dividends from the Company’s banking subsidiary. In addition, the Company received a dividend of $500,000 in January 2006 that was used to purchase land on which to build an operations center. Plans for the building are not complete at the time of this filing, therefore the cost has not been determined. The cost of the building will be funded internally or possibly with a borrowing from the Bankers Bank.

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance is subject to various risks and uncertainties including, without limitation:

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see our Annual Report on Form 10-K for the year ended December 31, 2005, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. We caution investors not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. We undertake no obligation to update any forward-looking statements made in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company’s market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Company manages certain other risks such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Company’s financial condition and results of operations. Other types of market risks, such as foreign currency risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At December 31, 2005, on a cumulative basis through 12 months, rate-sensitive assets exceeded rate-sensitive liabilities by $37.4 million. This asset-sensitive position is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the increase in mortgage-backed securities, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of March 31, 2006. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”). There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

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

GREER BANCSHARES INCORPORATED

Dated: May 11, 2006	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: May 11, 2006	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.