Form 10-Q
period 2006-06-30
GREER BANCSHARES INC
filed 2006-08-21
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2006
Common Stock, $5.00 par value per share	2,476,710 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share and share data)

	June 30, 2006	December 31, 2005 *
ASSETS
Cash and due from banks	$6,363	$6,270
Interest bearing deposits in banks	618	564
Investment securities:
Held to maturity	25,847	28,482
Available for sale	46,309	49,543
Loans, net of allowance for loan losses of $1,652 and $1,416, respectively	231,360	197,587
Premises and equipment, net	6,390	5,747
Accrued interest receivable	1,677	1,615
Restricted stock	3,646	3,509
Other assets	6,919	6,130

Total Assets	$329,129	$299,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non-interest bearing	$31,212	$30,014
Interest bearing	194,823	169,173

Total Deposits	226,035	199,187

Notes payable to Federal Home Loan Bank	57,725	58,847
Repurchase Agreements	9,000	8,589
Federal Funds Purchased	4,112	1,931
Long Term Debt	6,186	6,186
Other liabilities	5,017	3,143

Total Liabilities	308,075	277,883

Stockholders’ Equity:
Common stock — par value $5 per share, 10,000,000 shares authorized, 2,459,111 and 2,453,580 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	12,296	12,268
Additional paid in capital	2,860	2,741
Retained earnings	6,483	6,751
Accumulated other comprehensive loss	(585)	(196)

Total Stockholders’ Equity	21,054	21,564

Total Liabilities and Stockholders’ Equity	$329,129	$299,447

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	06/30/06	06/30/05	06/30/06	06/30/05
Interest Income:
Loans (including fees)	$4,525	$2,618	$8,535	$4,959
Investment securities:
Taxable	649	600	1,310	1,132
Exempt from federal income tax	228	228	459	471
Federal funds sold	5	33	14	75
Other	10	30	18	49

Total interest income	5,417	3,509	10,336	6,686

Interest Expense:
Interest on deposit accounts	1,575	725	2,907	1,345
Interest on short-term borrowings	118	1	253	1
Interest on long-term borrowings	805	667	1,583	1,245

Total interest expense	2,498	1,393	4,743	2,591

Net interest income	2,919	2,116	5,593	4,095
Provision for loan losses	138	90	298	135

Net interest income after provision for loan losses	2,781	2,026	5,295	3,960

Non-interest income:
Customer service fees	255	250	490	479
Gain on sale of investment securities	—	—	19	135
Other operating income	311	244	607	544

Total non-interest income	566	494	1,116	1,158

Non-interest expenses:
Salaries and employee benefits	1,376	1,141	2,766	2,179
Occupancy and equipment	215	169	427	332
Postage and supplies	74	64	143	127
Marketing expenses	101	38	175	97
Directors fees	51	46	102	89
Professional fees	117	101	194	208
Other operating expenses	328	267	657	538

Total non-interest expenses	2,262	1,826	4,464	3,570

Income before income taxes	1,085	694	1,947	1,548

Provision for income taxes:	331	43	547	225

Net income	$754	$651	$1,400	$1,323

Basic net income per share of common stock	$0.31	$0.27	$0.57	$0.54

Diluted net income per share of common stock	$0.30	$0.26	$0.56	$0.53

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	06/30/06	06/30/05	06/30/06	06/30/05
Net Income	$754	$651	$1,400	$1,323

Other comprehensive
Income/(loss), net of tax:
Unrealized holding gains (losses) on investment securities	(398)	107	(377)	(139)
Less reclassification adjustments for gains included in net income	—	—	(12)	(84)

Subtotal	(398)	107	(389)	(223)

Comprehensive Income	$356	$758	$1,011	$1,100

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2005	$12,268	$2,741	$6,751	$(196)	$21,564

Net Income	—	—	1,400	—	1,400
Other comprehensive loss, net of tax				(389)	(389)

Comprehensive income					1,011
Stock exercised pursuant to stock option plan	28	71	—	—	99
Stock based compensation	—	36	—	—	36
Tax benefit of stock options exercised	—	12	—	—	12
Dividends declared ($.68 per share)	—	—	(1,668)	—	(1,668)

Balances at 6/30/2006	$12,296	$2,860	$6,483	$(585)	$21,054

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	06/30/06	06/30/05
OPERATING ACTIVITIES
Net income	$1,400	$1,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	176
Gain on sale of OREO	—	(57)
Gain on sale of securities	(19)	(135)
Provision for loan losses	298	135
Deferred income tax benefit	(396)	(105)
Stock based compensation	36	—
Net change in:
Accrued interest receivable	(62)	(83)
Other assets	(150)	(1,209)
Accrued interest payable	535	54
Other liabilities	265	258

Net cash provided by operating activities	2,132	357

INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from the sale of securities	5,902	4,651
Maturities, payment and calls	2,530	4,041
Purchases	(5,811)	(23,875)
Activity in held to maturity securities:
Maturities, payment and calls	2,635	3,438
Proceeds from sale of real estate held for sale	—	404
Net decrease in federal funds sold	—	650
Purchase of FHLB stock	(137)	(394)
Net increase in loans	(34,071)	(19,705)
Purchase of property and equipment	(868)	(840)

Net cash used for investing activities	(29,820)	(31,630)

FINANCING ACTIVITIES
Net increase in deposits	26,848	16,772
Proceeds from (repayment of) notes payable FHLB	(881)	12,373
Net increase in short term borrowings	2,592	8,185
Cash dividends paid	(835)	(781)
Tax benefit from stock option exercise	12	5
Proceeds from exercise of stock options	99	118

Net cash provided by financing activities	27,835	36,672

Net increase in cash and due from banks	147	5,399

CASH AND DUE FROM BANKS, BEGINNING OF PERIOD	6,834	5,720

CASH AND DUE FROM BANKS, END OF PERIOD	$6,981	$11,119

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	6/30/06	6/30/05
CASH PAID FOR
Income taxes	$726	$329

Interest	$4,208	$2,537

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in valuation of fair value hedge	$241	$—

Change in other comprehensive income (net of tax)	$(389)	$(223)

Dividends payable	$(833)	$(781)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages in no other business other than owning and managing the Bank and its “alternative investments” subsidiary, Greer Financial Services Corporation (“GFSC”). GFSC offers securities exclusively through Raymond James Financial Services, Inc. The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2005, which are included in the 2005 Annual Report on Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the six months ended June 30, 2006 and June 30, 2005 were 2,456,329 and 2,436,527, respectively (basic) and 2,521,275 and 2,476,230, respectively (diluted). The weighted average common shares outstanding for the three months ended June 30, 2006 and June 30, 2005 were 2,457,953 and 2,439,782, respectively (basic) and 2,516,414 and 2,487,198, respectively (diluted).

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

The Company currently has an Equity Incentive Plan and a Director’s Incentive Stock Option Plan, which are described below. The compensation cost that has been charged against income for the plans was approximately $36,000 for the six months ended June 30, 2006 and $18,000 for the three-months ended June 30, 2006. The income tax benefit recognized for share-based compensation arrangements was approximately $1,200 and $600 for the six and three months ended June 30, 2006, respectively.

At the 1996 Annual Meeting, Stockholders of the Company approved a Directors’ Incentive Stock Option Plan (the” Directors’ Incentive Plan”). Beginning with the adjournment of the 1996 Annual Meeting of Shareholders of the Company, and at the adjournment of the annual meetings for each of the succeeding years during the term of the Directors’ Incentive Plan in which the “return on average equity” of the Company for the fiscal year preceding the annual meeting, as reported by the Company in its earnings release for such prior fiscal year is twelve percent (12%) or greater, each Director (who was not an employee of the Company) serving in such capacity as of December 31 of the preceding year shall be granted an option to purchase one thousand five hundred (1,500) shares (subject to adjustment as provided in Section 6 of the Incentive Plan) of the Company’s common stock, provided that no Director may receive grants of options for shares of common stock under the Directors’ Incentive Plan in excess of fifteen thousand (15,000) shares. The maximum number of shares of Common Stock for which options may be granted under the Directors’ Incentive Plan is one hundred thirty-five thousand (135,000).

The option price for each option granted under the Directors’ Incentive Plan is the fair market value on the day such option is granted. Each option granted under the Directors’ Incentive Plan shall, to the extent not previously exercised, terminate and expire on the date ten (10) years after the date of grant of the option. Each option granted under the Directors’ Incentive Plan becomes immediately vested and exercisable on the date six (6) months and one day following the date of grant.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At June 30, 2006, there were 41,028 options outstanding that had been issued under the terminated Plan.

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

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. The Board of Directors has sole discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten (10) years after the date the Incentive Plan was approved by the Board of Directors, which was September 24, 2004. At June 30, 2006, the Company had 88,700 awards available for grant under the 2005 Equity Incentive Plan.

Vesting under the plan is discretionary based upon a determination by the Board of Directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company. The expected life is based on previous option exercise experience. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the six months ended June 30, 2006 and 2005, respectively.

	June 30, 2006	June 30, 2005
Dividend yield	1.90%	3.93%
Risk-free interest rate	4.70%	4.15%
Volatility	12.5	12.5
Expected life	7.5 years	7.23 years

A summary of option activity under the stock option plans discussed above as of June 30, 2006, and changes during the six month period ended June 30, 2006, is presented below:

	Options Available	Options Outstanding	Price Range	Average Exercise Price
Balance at December 31, 2005	133,200	248,209	$6.83-27.50	$19.56
Exercised	—	(5,531)	9.58-17.00	17.59
Authorized	—	—	—	—
Forfeited	—	—	—	—
Granted	(19,000)	19,000	24.50-26.50	25.95

Balance at June 30, 2006	114,200	261,678	$6.83-27.50	$17.24

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at June 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$6.58-12.58	20,332	$9.31	1.82	13,731	$9.53
$15.50-18.67	159,046	16.30	7.53	58,070	16.76
$19.30-27.50	82,300	21.02	7.72	49,300	25.66

Total/ Wtd Avg	261,678	$17.24	7.15	121,101	$19.56

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Six Months Ended June 30, 2006
Aggregate intrinsic value of options outstanding	$1,302,362
Aggregate intrinsic value of exercisable options	541,947
Weighted average remaining life of all options	7.15

The weighted-average grant-date fair value of options granted during the three and six month periods ended June 30, 2006 was $4.65 and $4.82, respectively. The total intrinsic value of options exercised during the three and six month period ended June 30, 2006 was approximately $25,000 and $48,000, respectively.

As of June 30, 2006, there was approximately $283,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.80 years. The total fair value of shares vested during the three and six month period ended June 30, 2006 was approximately $18,000 and $36,000, respectively.

Cash received from option exercises under all share-based payment arrangements for the three and six month period ending June 30, 2006 was approximately $38,000 and $99,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $3,000 and $12,000 for the three and six month period ended June 30, 2006, respectively.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25.

The effect of the adoption of SFAS 123R is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Income before income tax expense	$(18,000)	$(36,000)
Net income	$(18,000)	$(35,000)

Cash flow from operating activities	$(9,000)	$(12,000)
Cash flow from financing activities	$9,000	$12,000

Basic earnings per share	$(.01)	$(.01)
Diluted earnings per share	$(.01)	$(.01)

For purposes of disclosures pursuant to SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the six and three month periods ended June 30, 2005.

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income, as reported	$1,323	$651
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—

Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(6)	(3)

Pro forma net income	$1,317	$648

Earnings per share — basic, as reported	$0.54	$0.27

Earnings per share — diluted, as reported	$0.53	$0.26

Earnings per share — basic, proforma	$0.54	$0.27

Earnings per share — diluted, proforma	$0.53	$0.26

Note 4 - Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005, as well as results for the six months ended June 30, 2006 and 2005. It also analyzes our financial condition as of June 30, 2006, as compared to December 31, 2005. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is our net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

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

The Company reported consolidated net income of $754,000, or $.30 per diluted share, for the quarter ended June 30, 2006, compared to $651,000, or $.26 per diluted share, for the quarter ended June 30, 2005, an increase of $103,000, or 15.8%. For the six months ended June 30, 2006, the Company reported consolidated net income of $1,400,000, or $.56 per diluted share, compared to $1,323,000 or $.53 per diluted share for the six months ended June 30, 2005, an increase of $77,000, or 5.8%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2006 was $5,417,000, compared to $3,509,000 for the quarter ended June 30, 2005, an increase of $1,908,000, or 54.4%. Total interest income for the six months ended June 30, 2006 increased by $3,650,000, or 54.6%, from $6,686,000 on June 30, 2005. Interest and fees on loans is the largest component of total interest income and increased $1,907,000, or 72.8%, to $4,525,000 for the quarter ended June 30, 2006, compared to $2,618,000 for the quarter ended June 30, 2005. The increase in interest and fees on loans was due primarily to an increase of approximately $74,519,000 in average loans outstanding during the three months ended June 30, 2006, compared with the three month period ended June 30, 2005. For the six months ended June 30, 2006, average loans outstanding were approximately $69,680,000 more than in the six months ended June 30, 2005. Increases in interest rates during the last half of 2005 and first half of 2006 also directly affected the increase in interest income. The average yield on the Company’s loan portfolio for the three months ended June 30, 2006 was 7.80%, compared to 6.40% for the three months ended June 30, 2005. For the six months ended June 30, 2006, the average yield on the Company’s loan portfolio was 7.64%, compared to 6.29% for the six months ended June 30, 2005. At June 30, 2006, the Company had approximately $137,000,000 in loans indexed to the prime rate. The Federal Open Market Committee has raised short term interest rates 200 basis points since June 30, 2005, resulting in increases in the yield on loans indexed to the prime rate.

Interest income on investment securities increased by $49,000 in the three months ended June 30, 2006 compared to the three months ended June 30, 2005, and was approximately $166,000 more in the six months ended June 30, 2006 than in the six months ended June 30, 2005. These increases occurred despite a decline of $5,869,000 in the amount of investment securities from December 31, 2005 until June 30, 2006. Even though the balance in investment securities was less at June 30, 2006 than at December 31, 2005, the average amount of investment securities during the six months ended June 30, 2006 was $3,373,000 more than in the these months ended June 30, 2005. The increase in interest income on investment securities was also partially due to a decline of approximately $54,000 in premium amortization, which was a result of a slow down in principal repayments caused by the increase in market interest rates as discussed above.

Interest income on fed funds sold was $5,000 for the three months ended June 30, 2006, compared to $33,000 for the three months ended June 30, 2005, and was $14,000 for the six months ended June 30, 2006, compared to $75,000 for the same period in 2005. The decrease in interest income on fed funds was due primarily to a decline of approximately $5,406,000 in average fed funds sold during the second quarter of 2006, compared to the same period in 2005, and a decrease of approximately $5,665,000 in average fed funds sold in the six months ended June 30, 2006, compared to the same period in 2005. Interest income on deposits at other banks was $10,000 for the three months ended June 30, 2006, compared to $30,000 for the three months ended June 30, 2005, and was $18,000 for the six months ended June 30, 2006, compared to $49,000 for the six months ended June 30, 2005. The decline in interest income on deposits at other banks was due primarily to a decline in the average balance maintained at the Federal Home Loan Bank of Atlanta (FHLB). The decrease in average fed funds sold and in the average balance at the FHLB was due to the strong loan growth experienced by the Company that allowed funds to be shifted from lower-yielding overnight deposits into loans, which are higher yielding.

The Company’s total interest expense for the three months ended June 30, 2006 was $2,498,000, compared to $1,393,000 for the three months ended June 30, 2005, an increase of $1,105,000, or 79.3%. For the six months ended June 30, 2006 and June 30, 2005, total interest expense was $4,743,000 and $2,591,000, respectively, which was an increase of $2,152,000, or 83.1%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended June 30, 2006, interest expense on deposits was $1,575,000, compared to $725,000 for the three months ended June 30, 2005, an increase of $850,000, or 117.2%. For the six months ended June 30, 2006 and June 30, 2005, interest expense on deposits was $2,907,000 and $1,345,000, respectively, which was an increase of $1,562,000, or 116.1%. The increase in interest expense on deposits is attributable to growth in deposits and an increase in market interest rates paid on deposits at the Company during the past twelve months, which resulted in a 96 basis point increase in the Company’s cost of funds in the past twelve months (from June 30, 2005 to June 30, 2006).

For the three months ended June 30, 2006, interest expense on short-term borrowings was $118,000, compared to $1,000 for the three months ended June 30, 2005, and was $253,000 for the six months ended June 30, 2006, compared to $1,000 for the six months ended June 30, 2005. The primary reason for the increase in interest expense on short-term borrowings during the three and six months periods is the Bank began using reverse repurchase lines in July of 2005. The average balance outstanding on the line was approximately $8,422,000 for the six months ended June 30, 2006 and approximately $8,186,000 for the three months ended June 30, 2006. Interest expense on long-term borrowings increased by $138,000, or 20.7%, in the three months ended June 30, 2006, to $805,000, and increased by $338,000, or 27.1%, in the six months ended June 30, 2006. The increase is primarily the result of the repricing of $6,000,000 in Federal Home Loan Bank advances that matured or were called and replaced during the six months ended June 30, 2006. In addition, an increase in expense relating to the Company’s interest rate swaps, which increased by approximately $104,000 in the six months ended June 30, 2006 over the same period in 2005 due to the increase in short-term interest rates during the period, contributed to the increase in interest expense on long term borrowings. The interest rates on the swaps are indexed to three month LIBOR.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $803,000, or 37.9%, to $2,919,000 for the quarter ended June 30, 2006, compared to $2,116,000 for the quarter ended June 30, 2005. For the six months ended June 30, 2006, net interest income before provision for loan losses increased $1,498,000, or 36.6%, to $5,593,000 compared to $4,095,000 at June 30, 2005. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. As stated earlier, the prime interest rate increased 200 basis points in the twelve month period ending June 30, 2006.

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

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs, and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of our monitoring and analysis system are also reviewed periodically by the banking regulators and our internal auditor.

The provision for loan losses charged to operations during the three months ended June 30, 2006 was $138,000, compared to $90,000 for the same period in 2005. For the six months ended June 30, 2006, the loan loss provision was $298,000, compared with $135,000 for the same period in 2005. The Company’s loan portfolio grew by $34,009,000 during the first six months of 2006, with $15,957,000 of that growth occurring in the three months ended June 30, 2006. Provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $72,000, or 14.6%, to $566,000 for the quarter ended June 30, 2006 compared to $494,000 for the quarter ended June 30, 2005 and decreased $42,000, or 3.7% to $1,116,000 for the six months ended June 30, 2006, compared with $1,158,000 at June 30, 2005. The primary reason for the increase in the three months ended June 30, 2006 was an increase of $34,500 in income from the Bank’s investment subsidiary, Greer Financial Services Corporation. Included in this category is the net amount of gains on sale of investment securities which totaled approximately $19,000 during the first quarter of 2006, compared to approximately $135,000 in the first quarter of 2005. The decrease in gains on the sale of investment securities was the primary reason for the decline in non-interest income for the six months ended June 30, 2006. There were no gains or losses on the sale of investment securities during the second quarter of 2006 or 2005. Income resulting from gains on the sale of investment securities is non-recurring.

Service charges for deposit accounts is the largest component of non-interest income and increased $5,000, or 2.0%, to $255,000 for the three months ended June 30, 2006, compared to $250,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, service charges on deposit accounts were $490,000, compared to $479,000 for the same period in 2005. This is an increase of $11,000, or 2.3%. This moderate increase is primarily attributable to a change made in the pricing of the Bank’s business checking accounts.

Non-Interest Expenses

Total non-interest expenses for the three months ended June 30, 2006 increased $436,000, or 23.9%, to $2,262,000, compared to $1,826,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, total non-interest expenses increased to $4,464,000, from $3,570,000 for the same period in 2005. The increase was $894,000, or 25.0%. The largest component of non-interest expenses, salaries and employee benefits, increased $235,000, or 20.6%, to $1,376,000 for the three months ended June 30, 2006, compared to $1,141,000 for the three months ended June 30, 2005. Salaries and benefits increased approximately $587,000, or 26.9%, from $2,179,000 to $2,766,000 in the six months ended June 30, 2006, compared to the same period in 2005. The increase in salaries and benefits is primarily attributable to annual salary adjustments and the addition of personnel to support the growth of the Company. The Company adopted SFAS No. 123R during the first quarter of 2006 (see Note 3 – Stock Based Compensation.) The compensation cost that was charged in the three months and six months ended June 30, 2006 was approximately $18,000 and $36,000, respectively. These amounts would not have been expensed before the adoption of SFAS No. 123R.

Occupancy and equipment expense increased $46,000, or 27.2%, to $215,000, compared to $169,000 for the three months ended June 30, 2006, and increased $95,000 in the six month period ended June 30, 2006, compared to the same period in 2005. The increase is attributed to expenses relating to the operation of an additional branch office which was opened by the Company in August 2005. The Company presently operates four offices.

The Company’s income tax expense for the three months ended June 30, 2006 was $331,000 compared with $43,000 for the same period in 2005, and was $547,000 for the six months ended June 30, 2006, compared with $225,000 for the comparable period in 2005. Income before income taxes was $1,085,000 for the three months ended June 30, 2006, compared to $694,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006 income before income taxes was $1,947,000, compared to $1,548,000 for the six months ended June 30, 2005. During the second quarter of 2005 management evaluated the adequacy of the valuation allowance that had been provided in deferred taxes. It was determined that the valuation allowance which related to the Allowance for Loan Losses (ALLL) was no longer necessary. The valuation allowance in the amount of $130,500 was then reversed, the effect of which was to lower income tax expense by that amount. Had the adjusting entry not been made, income tax expense for the three months and six months ended June 30,2005 would have been $173,500 and $355,500, respectively.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 73.8% of total earning assets as of June 30, 2006. Gross loans totaled $233,012,000 as of June 30, 2006, which is an increase of $34,009,000 or 17.1% over the total as of December 31, 2005, which was $199,003,000. The increase was due to the continued strong loan demand in the Bank’s market area. Adjustable rate loans totaled 73.9% of the loan portfolio as of June 30, 2006, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2006 was $1,652,000, or .71% of gross loans outstanding, compared to $1,416,000 or .71% of gross loans outstanding at December 31, 2005. The Company continues to use a loan loss reserve model as discussed above in the paragraph entitled “Provision for loan Losses.” The amount of the allowance was adequate based on the results of loan loss model.

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

At June 30, 2006, the Company had $276,000 in non-accruing loans, no restructured loans, no loans more than 90 days past due and still accruing interest and no Other Real Estate Owned. This compares to $484,000 in non-accruing loans, no restructured loans, $32,000 loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2005. Non-performing loans consisted of $62,000 in mortgage loans, $178,000 in commercial loans and $36,000 in consumer loans at June 30, 2006. Non-performing assets and Other Real Estate Owned as a percentage of average assets were 0.09% and 0.17% at June 30, 2006 and December 31, 2005, respectively.

Net charge-offs for the first six months of 2006 were approximately $56,000. Non-performing loans as a percentage of net loan loss reserve were 16.7% and 36.4% as of June 30, 2006 and December 31, 2005, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. While liquidity needs are important, the Company strives to maintain a portfolio that provides necessary liquidity for the Company and yet maximizes income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of June 30, 2006, investment securities totaled $72,156,000, or 22.8% of total earning assets. Investment securities decreased $5,869,000 or 7.5% from $78,025,000 as of December 31, 2005, due primarily to cash flow from mortgage backed securities and maturities not being replaced due to the Company’s strong loan demand.

At June 30, 2006 the Company’s investment securities classified as Available for Sale had an amortized cost of $47,261,000 and a market value of $46,309,000 for an aggregate unrealized loss of $952,000. This compares to an amortized cost of $49,862,000 and a market value of $49,543,000 for an unrealized loss of $319,000 as of December 31, 2005 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks increased $93,000, or 1.5%, to $6,363,000 at June 30, 2006, compared to $6,270,000 at December 31, 2005. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $26,848,000, or 13.5%, to $226,035,000 as of June 30, 2006 compared to $199,187,000 as of December 31, 2005. The increase can be attributed to management’s continued effort to obtain funding for strong loan demand by offering special rates on certificates of deposit, obtaining brokered certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $30.5 million as of June 30, 2006 compared to $22.4 million as of December 31, 2005.

At June 30, 2006 and December 31, 2005, interest-bearing deposits comprised 86.2% and 84.9% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements and both short-term and long-term advances from the Federal Home Loan Bank of Atlanta. At June 30, 2006, total borrowings were $77,023,000, compared with $75,553,000 as of December 31, 2005. Total borrowings increased by $1,470,000 as the Company continued to experience strong loan growth during the six months ended June 30, 2006, (as discussed above.) At June 30, 2006, federal funds purchased totaled $4,112,000, compared to $1,931,000 as of December 31, 2005. At June 30, 2006 and December 31, 2005, repurchase agreements were $9,000,000 and $8,589,000, respectively. Notes payable to the Federal Home Loan Bank of Atlanta totaled $57,725,000 as of June 30, 2006 compared to $58,847,000 as of December 31, 2005. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.32% and 4.22% as of June 30, 2006 and December 31, 2005, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 3.41 years and 3.92 years as of June 30, 2006 and December 31, 2005, respectively. In an effort to reposition the balance sheet for falling interest rates, as borrowings have matured or been called in recent months, any new borrowings have been either short term or have had variable rates.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring our sources and uses of funds in order to meet our day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding, core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These are considered to be a relatively stable component of the Company’s mix of liabilities since they are generally the result of stable consumer and commercial banking relationships. At June 30, 2006, core deposits totaled $148.1 million, or 67.7%, of the Company’s total deposits, compared to $135.0 million, or 67.8%, of the Company’s total deposits as of December 31, 2005.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. In January 2006, the Company’s board of directors declared a $.68 per share dividend to be paid at a rate of $.17 per share per quarter in 2006. The cash dividends paid to shareholders will be funded by dividends from the Company’s banking subsidiary. In addition, the Company received a dividend of $500,000 in January 2006 that was used to purchase land on which to build an operations center. Plans for the building are not complete at the time of this filing; therefore the cost has not been determined. The cost of the building will be funded internally or possibly with a borrowing from the Bankers Bank.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2006, on a cumulative basis through three months, rate-sensitive assets exceeded rate-sensitive liabilities by $36.7 million; however, through twelve months rate-sensitive liabilities exceeded rate-sensitive assets by $53,000. This asset-sensitive position at three months is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the mortgage-backed securities held in the portfolio, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges expected total cash flows from $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009. Management has begun to reposition the balance sheet to enhance the performance of the Company in a falling interest rate environment. The Company has focused on attracting shorter term deposits and fixed rate loans, while replacing matured or called borrowings with variable rate or short term borrowings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective as of June 30, 2006. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Our Annual Meeting of Shareholders was held on Thursday April 27, 2006.

(b)	Not applicable.

(c)	The common stockholders voted for the election of two (2) directors to serve for terms of three (3) years each, expiring on the date of the annual meeting in 2009 or until their successors are elected. The results of the voting in these elections are set forth below.

Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non- Votes
Mark S. Ashmore	1,695,607		4,227		169
Harold K. James	1,693,220		6,614		169

The terms of office of the following directors continued after the meeting:

Class of 2007	Class of 2008
Walter M. Burch	Gary M. Griffin
Paul D. Lister	Kenneth M. Harper
C. Don Wall	R. Dennis Hennett
Theron C. Smith, III	David M. Rogers

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) /15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 21, 2006	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: August 21, 2006	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.