Form 10-Q
period 2006-09-30
GREER BANCSHARES INC
filed 2006-11-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2006
Common Stock, $5.00 par value per share	2,472,433 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2006	December 31, 2005 *
ASSETS
Cash and due from banks	$5,752	$6,270
Interest bearing deposits in banks	743	564
Investment securities:
Held to maturity	24,713	28,482
Available for sale	46,159	49,543
Loans, net of allowance for loan losses of $1,751 and $1,405, respectively	243,813	197,587
Premises and equipment, net	6,434	5,747
Accrued interest receivable	2,086	1,615
Restricted stock	3,691	3,509
Other assets	7,076	6,130

Total Assets	$340,467	$299,447

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non-interest bearing	$30,843	$30,014
Interest bearing	204,838	169,173

Total Deposits	235,681	199,187

Notes payable to Federal Home Loan Bank	59,957	58,847
Repurchase Agreements	8,981	8,589
Federal Funds Purchased	2,153	1,931
Long Term Debt	6,186	6,186
Other liabilities	5,057	3,143

Total Liabilities	318,015	277,883

Stockholders' Equity:
Common stock—par value $5 per share, 10,000,000 shares authorized, 2,470,903 and 2,453,580 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	12,354	12,268
Additional paid in capital	3,004	2,741
Retained earnings	7,252	6,751
Accumulated other comprehensive loss	(158)	(196)

Total Stockholders’ Equity	22,452	21,564

Total Liabilities and Stockholders’ Equity	$340,467	$299,447

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Interest Income:
Loans (including fees)	$4,939	$3,087	$13,474	$8,046
Investment securities:
Taxable	631	670	1,941	1,802
Exempt from federal income tax	221	270	680	741
Federal funds sold	5	12	19	87
Other	8	9	26	58

Total interest income	5,804	4,048	16,140	10,734

Interest Expense:
Interest on deposit accounts	1,772	806	4,679	2,151
Interest on short-term borrowings	164	110	417	111
Interest on long-term borrowings	866	744	2,449	1,989

Total interest expense	2,802	1,660	7,545	4,251

Net interest income	3,002	2,388	8,595	6,483
Provision for loan losses	231	76	529	211

Net interest income after provision for loan losses	2,771	2,312	8,066	6,272

Non-interest income:
Customer service fees	220	256	710	735
Gain on sale of investment securities	59	—	78	135
Other operating income	338	294	945	838

Total non-interest income	617	550	1,733	1,708

Non-interest expenses:
Salaries and employee benefits	1,383	1,199	4,149	3,378
Occupancy and equipment	220	209	647	541
Postage and supplies	87	77	230	204
Marketing expenses	83	79	258	176
Directors fees	46	45	148	134
Professional fees	88	108	282	316
Other operating expenses	395	279	1,052	817

Total non-interest expenses	2,302	1,996	6,766	5,566

Income before income taxes	1,086	866	3,033	2,414

Provision for income taxes:	317	167	864	392

Net income	769	$699	2,169	$2,022

Basic net income per share of common stock	$.31	$.29	$.88	$.83

Diluted net income per share of common stock	$.31	$.28	$.86	$.81

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	09/30/06	09/30/05	09/30/06	09/30/05
Net Income	$769	$699	$2,169	$2,022

Other comprehensive income/(loss), net of tax:
Unrealized holding gains (losses) on investment securities	464	(271)	87	(410)
Less reclassification adjustments for gains included in net income	(37)	—	(49)	(84)

Subtotal	427	(271)	38	(494)

Comprehensive Income	$1,196	$428	$2,207	$1,528

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2006

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2005	$12,268	$2,741	$6,751	$(196)	$21,564

Net income			2,169		2 ,169
Other comprehensive income, net of tax				38	38

Comprehensive income					2,207
Stock exercised pursuant to stock option plan	86	188	—	—	274
Stock based compensation	—	56	—	—	56
Tax benefit of stock options exercised	—	19	—	—	19
Dividends declared ($.68 per share)	—	—	(1,668)	—	(1,668)

Balances at 9/30/2006	$12,354	$3,004	$7,252	$(158)	$22,452

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	09/30/06	09/30/05
OPERATING ACTIVITIES
Net income	$2,169	$2,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	347	286
Gain on sale of OREO	—	(69)
Gain on sale of securities	(78)	(135)
Provision for loan losses	529	211
Deferred income tax benefit	(480)	(109)
Stock based compensation	56	—
Net change in:
Accrued interest receivable	(471)	(308)
Other assets	(143)	(2,001)
Accrued interest payable	760	224
Other liabilities	214	645

Net cash provided by operating activities	2,903	766

INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from the sale of securities	11,988	—
Maturities, payment and calls	3,526	10,453
Purchases	(11,990)	(28,892)
Activity in held to maturity securities:
Maturities, payment and calls	3,769	5,410
Proceeds from sale of real estate held for sale	—	478
Net decrease in federal funds sold	—	650
Purchase of FHLB stock	(182)	(524)
Net increase in loans	(46,816)	(35,456)
Purchase of property and equipment	(1,034)	(1,427)

Net cash used for investing activities	(40,739)	(49,308)

FINANCING ACTIVITIES
Net increase in deposits	36,494	22,189
Net proceeds from notes payable FHLB	1,351	11,655
Net increase in short term borrowings	614	16,894
Cash dividends paid	(1,255)	(1,171)
Tax benefit from stock option exercise	19	24
Proceeds from exercise of stock options	274	158

Net cash provided by financing activities	37,497	49,749

Net (decrease)/increase in cash and cash equivalents	(339)	1,207

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,834	5,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,495	$6,927

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	9/30/06	9/30/05
CASH PAID FOR
Income taxes	$1,189	$518

Interest	$6,785	$4,027

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in satisfaction of mortgage	$(61)	$—

Change in valuation of fair value hedge	$241	$(325)

Change in other comprehensive income (net of tax)	$38	$(494)

Dividends payable	$(413)	$(497)

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

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the nine months ended September 30, 2006 and September 30, 2005 were 2,459,546 and 2,439,005, respectively (basic) and 2,516,672 and 2,493,322, respectively (diluted). The weighted average common shares outstanding for the three months ended September 30, 2006 and September 30, 2005 were 2,465,875 and 2,443,879, respectively (basic) and 2,507,947 and 2,526,948, respectively (diluted). Anti-dilutive options have been excluded from the income per share calculation.

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

The Company currently has an Equity Incentive Plan and a Director’s Incentive Stock Option Plan, which are described below. The compensation cost that has been charged against income for the plans was approximately $56,000 for the nine months ended September 30, 2006 and $20,000 for the three months ended September 30, 2006. The income tax benefit recognized for share-based compensation arrangements was approximately $1,800 and $600 for the nine and three months ended September 30, 2006, respectively.

At the 1996 Annual Meeting, Stockholders of the Company approved a Directors’ Incentive Stock Option Plan (the “Directors’ Incentive Plan”). Beginning with the adjournment of the 1996 Annual Meeting of Shareholders of the Company, and at the adjournment of the annual meetings for each of the succeeding years during the term of the Directors’ Incentive Plan in which the “return on average equity” of the Company for the fiscal year preceding the annual meeting, as reported by the Company in its earnings release for such prior fiscal year, is twelve percent (12%) or greater, each Director (who was not an employee of the Company) serving in such capacity as of December 31 of the preceding year shall be granted an option to purchase one thousand five hundred (1,500) shares (subject to adjustment as provided in Section 6 of the Incentive Plan) of the Company’s common stock, provided that no Director may receive grants of options for shares of common stock under the Directors’ Incentive Plan in excess of fifteen thousand (15,000) shares. The maximum number of shares of Common Stock for which options may be granted under the Directors’ Incentive Plan is one hundred thirty-five thousand (135,000).

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

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At September 30, 2006, there were 33,136 options outstanding that had been issued under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and stock awards to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Compensation Committee of the Board. “Diluted shares outstanding” means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method.

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. The Compensation Committee has the discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten years after the date the Incentive Plan was approved by the Board of Directors, which was September 24, 2004. At September 30, 2006, the Company had 108,200 awards available for grant under the 2005 Equity Incentive Plan.

Vesting under the plan is discretionary based upon a determination by the Compensation Committee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company. The expected life is based on previous option exercise experience. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the nine months ended September 30, 2006 and 2005, respectively. The weighted-average grant-date fair value of options granted during the three and nine month periods ended September 30, 2006 was $4.73 and $4.78, respectively.

	September 30, 2006	September 30, 2005
Dividend yield	3.02%	3.93%
Risk-free interest rate	4.81%	4.15%
Volatility	12.5	12.5
Expected life (years)	5.65	7.23

A summary of option activity under the stock option plans discussed above as of September 30, 2006, and changes during the nine month period ended September 30, 2006, is presented below:

	Options Available	Options Outstanding	Price Range	Average Exercise Price
Balance at December 31, 2005	133,200	248,209	$6.83-27.50	$19.51
Exercised	—	(17,323)	6.83-20.00	15.84
Authorized	20,000	—	—	—
Forfeited	2,000	(5,225)	9.58-27.50	20.86
Granted	(21,500)	21,500	23.00-26.50	25.33

Balance at September 30, 2006	133,700	247,161	$6.83-27.50	$17.33

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at September 30, 2006:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price
$6.58-12.58	15,864	$9.86	1.73	12,563	$9.72
$15.50-18.67	152,497	16.22	7.30	76,146	16.40
$19.30-27.50	78,800	25.36	9.00	46,100	26.14

Total/ Wtd Avg	247,161	$18.72	7.17	134,809	$19.11

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

Nine Months Ended September 30, 2006
Aggregate intrinsic value of options outstanding	$1,196,327
Aggregate intrinsic value of exercisable options	644,773
Weighted average remaining life of all options	7.48

The total intrinsic value of options exercised during the three and nine month period ended September 30, 2006 was approximately $88,000 and $128,000, respectively.

As of September 30, 2006, there was approximately $269,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 3.62 years. The total fair value of shares vested during the three and nine month period ended September 30, 2006 was approximately $20,000 and $56,000, respectively. The deferred tax benefit related to non-incentive stock options was approximately $1,000 and $2,000 for the three and nine month periods ended September 30, 2006.

Cash received from option exercises under all share-based payment arrangements for the three and nine month periods ended September 30, 2006 was approximately $177,000 and $274,000, respectively. The actual tax benefit realized for the tax deductions from option exercise of the share-based payment arrangements totaled approximately $7,000 and $19,000 for the three and nine month period ended September 30, 2006, respectively.

The adoption of SFAS 123R and its fair value compensation cost recognition provisions are different from the nonrecognition provisions under SFAS 123 and the intrinsic value method for compensation cost allowed APB 25.

The effect of the adoption of SFAS 123R is as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Income before income tax expense	$(20,000)	$(56,000)
Net income	$(19,000)	$(54,000)

Cash flow from operating activities	$(7,000)	$(19,000)
Cash flow from financing activities	$7,000	$19,000

Basic earnings per share	$(.01)	$(.02)
Diluted earnings per share	$(.01)	$(.02)

For purposes of disclosures pursuant to SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period using the straight line method. The following table illustrates the effect on net income available to common stockholders if the Company had applied the fair value recognition provisions of SFAS No. 123 with respect to the nine and three month periods ended September 30, 2005.

	Nine Months Ended September 30, 2005 (000’s)	Three Months Ended September 30, 2005 (000’s)
Net income, as reported	$2,022	$699
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	—	—
Less: Stock-based employee compensation expense determined under fair value based method of all awards, net of related income tax effects	(24)	(8)

Pro forma net income	$1,998	$691

Earnings per share — basic, as reported	$0.83	$0.29

Earnings per share — diluted, as reported	$0.81	$0.28

Earnings per share — basic, proforma	$0.82	$0.28

Earnings per share — diluted, proforma	$0.80	$0.27

Note 4 - Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Note 5 – New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not anticipate that this will have an impact on the Company’s financial position, results of operations and cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending September 30, 2007. The effects of adopting the provisions of SAB 108 have not yet been determined.

The Emerging Issues Task Force (EITF) reached a consensus at it September 2006 meeting regarding EITF 06-4 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of this standard have not yet been evaluated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes our results of operations for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005, as well as results for the nine months ended September 30, 2006 and 2005. It also analyzes our financial condition as of September 30, 2006, as compared to December 31, 2005. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses on existing loans that may become uncollectible. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. (See the following section for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Company’s customers. The various components of this non-interest income, as well as non-interest expense, is described in the following discussion.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the accompanying financial statements. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report.

The Company reported consolidated net income of $769,000, or $.31 per diluted share, for the quarter ended September 30, 2006, compared to $699,000, or $.28 per diluted share, for the quarter ended September 30, 2005, an increase of $70,000, or 10.0%. For the nine months ended September 30, 2006, the Company reported consolidated net income of $2,169,000, or $.86 per diluted share, compared to $2,022,000 or $.81 per diluted share for the nine months ended September 30, 2005, an increase of $147,000, or 7.3%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2006 was $5,804,000, compared to $4,048,000 for the quarter ended September 30, 2005, an increase of $1,756,000 or 43.4%. Total interest income for the nine months ended September 30, 2006 increased by $5,406,000 or 50.4%, from $10,734,000 on September 30, 2005. Interest and fees on loans is the largest component of total interest income and increased $1,852,000, or 60.0%, to $4,939,000 for the quarter ended September 30, 2006, compared to $3,087,000 for the quarter ended September 30, 2005. The increase in interest and fees on loans was due primarily to an increase of approximately $77,138,000 in average loans outstanding during the three months ended September 30, 2006, compared with the three month period ended September 30, 2005. For the nine months ended September 30, 2006, average loans outstanding were approximately $72,434,000 more than in the nine months ended September 30, 2005. Increases in interest rates during the last half of 2005 and first half of 2006 also directly affected the increase in interest income. The average yield on the Company’s loan portfolio for the three months ended September 30, 2006 was 7.98%, compared to 6.76% for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the average yield on the Company‘s loan portfolio was 7.75%, compared to 6.44% for the nine months ended September 30, 2005. At September 30, 2006, the Company had approximately $139,000,000 in loans indexed to the prime rate. The Federal Open Market Committee has raised short term interest rates 150 basis points since September 30, 2005, resulting in increases in the yield on loans indexed to the prime rate.

Interest income on investment securities decreased by $88,000 in the three months ended September 30, 2006 compared to the three months ended September 30, 2005. This decrease is due primarily to a $6,074,000 decline in average balances of investment securities between the three months ended September 30, 2006 and September 30, 2005, respectively. Interest income on investment securities increased approximately $78,000 in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 despite a decline of $2,701,000 in the average balances of investment securities for the nine months ended September 30, 2006 compared to the same period in 2005. This increase in interest income on investments was primarily the result of a decline of approximately $88,000 in premium amortization, which resulted from a slow down in principal repayments due to the increase in market interest rates discussed above.

The Company’s total interest expense for the three months ended September 30, 2006 was $2,802,000, compared to $1,660,000 for the three months ended September 30, 2005, an increase of $1,142,000, or 68.8%. For the nine months ended September 30, 2006 and September 30, 2005, total interest expense was $7,545,000 and $4,251,000, respectively, which was an increase of $3,294,000, or 77.5%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended September 30, 2006, interest expense on deposits was $1,772,000, compared to $806,000 for the three months ended September 30, 2005, an increase of $966,000, or 119.9%. For the nine months ended September 30, 2006 and September 30, 2005, interest expense on deposits was $4,679,000 and $2,151,000, respectively, which was an increase of $2,528,000, or 117.5%. The increase in interest expense on deposits is attributable to significant growth in deposits and an increase in market interest rates paid on deposits at the Company during the past twelve months, which resulted in a 120 basis point increase in the Company’s cost of funds in the past twelve months (from September 30, 2005 to September 30, 2006).

For the three months ended September 30, 2006, interest expense on short-term borrowings was $164,000, compared to $110,000 for the three months ended September 30, 2005, and was $417,000 for the nine months ended September 30, 2006, compared to $111,000 for the nine months ended September 30, 2005. The primary reason for the increase in interest expense on short-term borrowings during the three and nine months period is the higher average balances for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. The Company began utilizing reverse repurchase lines in July 2005. The average balances outstanding on the lines were approximately $8,998,000 and $8,616,000 for the three and nine months ended September 30, 2006, respectively, compared to average balances of approximately $9,602,000 and $3,236,000 for the same periods in 2005, respectively. Interest expense on long-term borrowings increased by $122,000, or 16.4%, in the three months ended September 30, 2006, to $866,000, and increased by $460,000, or 23.1%, in the nine months ended September 30, 2006. The increase is primarily the result of an increase of approximately $7,000,000 of outstanding Federal Home Loan Bank advances during the nine month period ended September 30, 2006 as compared to the same period in 2005. This increase was coupled with a $175,000 increase in interest expense relating to interest rate swaps as a result of increases in short term interest rates during the nine months ending September 30, 2006. The interest rates on the swaps are indexed to three month LIBOR.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $614,000, or 25.7%, to $3,002,000 for the quarter ended September 30, 2006, compared to $2,388,000 for the quarter ended September 30, 2005. For the nine months ended September 30, 2006, net interest income before provision for loan losses increased $2,112,000, or 32.6%, to $8,595,000 compared to $6,483,000 at September 30, 2005. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities), largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. As stated earlier, the prime interest rate increased 150 basis points in the twelve month period ended September 30, 2006.

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Loan Committee of the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system and a review of historical statistical data for both the Bank and other financial institutions.

The allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs and general conditions in the service area. The adequacy of the allowance for loan losses and the effectiveness of the monitoring and analysis system are also reviewed periodically by the banking regulators and the Company’s internal auditor.

The provision for loan losses charged to operations during the three months ended September 30, 2006 was $231,000, compared to $76,000 for the same period in 2005. For the nine months ended September 30, 2006, the loan loss provision was $529,000, compared with $211,000 for the same period in 2005. The Company’s loan portfolio grew by $46,572,000 during the first nine months of 2006, with $12,552,000 of that growth occurring in the three months ended September 30, 2006. Provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses.”

Non-Interest Income

Non-interest income increased $67,000, or 12.2%, to $617,000 for the quarter ended September 30, 2006 compared to $550,000 for the quarter ended September 30, 2005 and increased $25,000, or 1.5% to $1,733,000 for the nine months ended September 30, 2006, compared with $1,708,000 at September 30, 2005. The primary reason for the increase in the non-interest income for the three and nine months ended September 30, 2006 was a gain on the sale of investment securities coupled with increases in visa debit card income and fees related to the Bank’s investment subsidiary, Greer Financial Services Corporation. Income resulting from gains on the sale of investment securities is non-recurring.

Non-Interest Expenses

Total non-interest expenses for the three months ended September 30, 2006 increased $306,000, or 15.3%, to $2,302,000, compared to $1,996,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, total non-interest expenses increased to $6,766,000, from $5,566,000 for the same period in 2005. The increase was $1,200,000, or 21.6%. The largest component of non-interest expenses, salaries and employee benefits, increased $184,000, or 15.3%, to $1,383,000 for the three months ended September 30, 2006, compared to $1,199,000 for the three months ended September 30, 2005. Salaries and benefits increased approximately $771,000, or 22.8%, from $3,378,000 to $4,149,000 in the nine months ended September 30, 2006, compared to the same period in 2005. The increase in salaries and benefits is primarily attributable to annual salary adjustments and the addition of personnel to support the growth of the Company. In addition, the Company adopted SFAS No. 123R during the first quarter of 2006 (see Note 3 – Stock Based Compensation.) The compensation cost that was charged in the three months and nine months ended September 30, 2006 was approximately $20,000 and $56,000, respectively. These amounts would not have been expensed before the adoption of SFAS No. 123R.

Occupancy and equipment expense increased $11,000, or 5.3%, to $220,000 for the three months ended September 30, 2006, compared to $209,000 for the three months ended September 30, 2005, and increased $106,000 in the nine month period ended September 30, 2006, compared to the same period in 2005. The increase is attributed to expenses relating to the operation of an additional branch office which was opened by the Company in August 2005. The Company presently operates four offices.

Other operating expenses increased $116,000, or 41.6%, for the three months ended September 30, 2006 compared to the same period in 2005, and $235,000, or 28.8%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The primary reason for the three and nine month increases is due to the changes in the fair value of an interest rate floor which was purchased by the Company in January 2006.

The Company’s income tax expense for the three months ended September 30, 2006 was $317,000 compared with $167,000 for the same period in 2005, and was $864,000 for the nine months ended September 30, 2006, compared with $392,000 for the comparable period in 2005. Income before income taxes was $1,086,000 for the three months ended September 30, 2006, compared to $866,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006 income before income taxes was $3,033,000, compared to $2,414,000 for the nine months ended September 30, 2005. During the second quarter of 2005 management evaluated the adequacy of the valuation allowance that had been provided in deferred taxes. It was determined that the valuation allowance which related to the Allowance for Loan Losses (ALLL) was no longer necessary. The valuation allowance in the amount of $130,500 was then reversed, the effect of which was to lower income tax expense by that amount. Had the adjusting entry not been made, income tax expense for the nine months ended September 30, 2005 would have been $523,000.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 76.5% of total earning assets as of September 30, 2006. Gross loans totaled $245,564,000 as of September 30, 2006, which is an increase of $46,572,000 or 23.4% over $198,992,000 as of December 31, 2005. The increase was due to the continued strong loan demand in the Company’s market area. Adjustable rate loans totaled 70.8% of the loan portfolio as of September 30, 2006, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2006 was $1,751,000, or .71% of gross loans outstanding, compared to $1,405,000 or .71% of gross loans outstanding at December 31, 2005. The Company continues to use a loan loss reserve model as discussed above in the paragraph entitled “Provision for loan Losses.” The amount of the allowance was adequate based on the results of loan loss model. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are also used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, an increase in the loan loss provision may be required, which would adversely affect the Company’s results of operations and financial condition.

At September 30, 2006, the Company had $376,000 in non-accruing loans, one restructured loan for $1,316,000, $34,000 in loans more than 90 days past due and still accruing interest and $61,000 in Other Real Estate Owned. This compares to $484,000 in non-accruing loans, no restructured loans, $32,000 loans more than 90 days past due and still accruing interest and no Other Real Estate Owned at December 31, 2005. Non-performing loans consisted of $31,000 in mortgage loans, $201,000 in commercial loans and $144,000 in consumer loans at September 30, 2006. Non-performing assets and Other Real Estate Owned as a percentage of average assets were 0.15% and 0.17% at September 30, 2006 and December 31, 2005, respectively.

Net charge-offs for the first nine months of 2006 were approximately $189,000. Non-performing loans as a percentage of net loan loss reserve were 23.4% and 34.4% as of September 30, 2006 and December 31, 2005, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of September 30, 2006, investment securities totaled $70,872, or 22.2% of total earning assets. Investment securities decreased $7,153,000 or 9.17% from $78,025,000 as of December 31, 2005, due to cash inflows from mortgage backed securities and maturities. The cash flow from the investment portfolio aided the funding needs created by the Company’s strong loan demand.

At September 30, 2006 the Company’s investment securities classified as Available for Sale had an amortized cost of $46,416,000 and a market value of $46,159,000 for an aggregate unrealized loss of $257,000. This compares to an amortized cost of $49,862,000 and a market value of $49,543,000 for an unrealized loss of $319,000 as of December 31, 2005 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks decreased $518,000, or 8.3%, to $5,752,000 at September 30, 2006, compared to $6,270,000 at December 31, 2005. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $36,494,000, or 18.3%, to $235,681,000 as of September 30, 2006 compared to $199,187,000 as of December 31, 2005. The increase can be attributed to management’s continued effort to obtain funding for strong loan demand by offering special rates on certificates of deposit, obtaining brokered certificates of deposit and offering new prime-indexed deposit products.

The Company had brokered deposits totaling $34.3 million as of September 30, 2006, compared to $22.4 million as of December 31, 2005.

At September 30, 2006 and December 31, 2005, interest-bearing deposits comprised 86.9% and 84.9% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At September 30, 2006, total borrowings were $77,277,000, compared with $75,553,000 as of December 31, 2005. Total borrowings increased by $1,724,000 as the Company continued to experience strong loan growth during the nine months ended September 30, 2006 (as discussed above). At September 30, 2006, federal funds purchased totaled $2,153,000, compared to $1,931,000 as of December 31, 2005. At September 30, 2006 and December 31, 2005, repurchase agreements were $8,981,000 and $8,589,000, respectively. Notes payable to the Federal Home Loan Bank of Atlanta totaled $59,957,000 as of September 30, 2006 compared to $58,847,000 as of December 31, 2005. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.40% and 4.22% as of September 30, 2006 and December 31, 2005, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 3.10 years and 3.92 years as of September 30, 2006 and December 31, 2005, respectively. In an effort to reposition the balance sheet for falling interest rates, new borrowings have been either for short terms or have had variable rates.

The Company has $6,186,000 of junior subordinated debentures outstanding, which were issued in 2004 to its wholly-owned capital trust, Greer Capital Trust I (the "Trust"), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. These long-term obligations currently qualify as Tier I capital for the Company. The junior subordinated debentures mature in October 2034. Interest payments are due quarterly to the Trust at three-month LIBOR plus 220 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding; core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, generally being the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2006, core deposits totaled approximately $158 million, or 67.2%, of the Company’s total deposits, compared to approximately $135 million, or 67.8%, of the Company’s total deposits as of December 31, 2005.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. In January 2006, the Company’s board of directors declared a $.68 per share dividend to be paid at a rate of $.17 per share per quarter in 2006. The cash dividends paid to shareholders are funded by dividends from the Company’s banking subsidiary. In addition, the Company received a dividend of $500,000 in January 2006 that was used to purchase land on which to build an operations center. Plans for the building are not complete at the time of this filing; therefore the cost has not been determined. The cost of the building will be funded internally or possibly with a borrowing from a correspondent bank.

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2006, on a cumulative basis through three months, rate-sensitive assets exceeded rate-sensitive liabilities by approximately $53 million; however, through twelve months rate-sensitive liabilities exceeded rate-sensitive assets by approximately $1.48 million. This asset-sensitive position at three months is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the mortgage-backed securities held in the portfolio, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges expected total cash flows from $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009. Management has begun to reposition the balance sheet to enhance the performance of the Company in a falling interest rate environment. The Company has focused on attracting shorter term deposits and fixed rate loans, while replacing matured or called borrowings with variable rate or short term borrowings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2006. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

31.1	Rule 13a-14(a)/15d – 14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d – 14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: November 14, 2006	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: November 14, 2006	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.