Form 10-K
period 2006-12-31
GREER BANCSHARES INC
filed 2007-04-02
CIK 1145547

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina	57-1126200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 W. Poinsett Street, Greer, South Carolina	29650
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 877-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,000,124 shares) as of June 30, 2006 was approximately $45,002,790. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

The number of shares outstanding of the registrant’s common stock $5.00 par value as of March 16, 2007 was 2,475,749.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders (and an attachment comprising a portion thereof) for the year ended December 31, 2006 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Business

This report contains statements, which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which there is uncertainty, including many factors, which are beyond management’s control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to: significant increases in competitive pressure in the banking and financial services industries; changes in the interest rate environment which could reduce anticipated or actual margins; changes in political conditions or the legislative or regulatory environment; general economic conditions, either nationally or regionally and especially in the Company’s primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; changes occurring in business conditions and inflation; changes in technology; changes in monetary and tax policies; the level of allowance for loan loss; the rate of delinquencies and amounts of charge-offs; the rates of loan growth; adverse changes in asset quality and resulting credit risk-related losses and expenses; changes in the securities markets; those risks and uncertainties described in the “Risk Factors” set forth in Item 1A; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

General

Greer Bancshares Incorporated (the “Company”) was formed in July 2001 as a one-bank holding company for Greer State Bank (the “Bank”). All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The primary activity of the holding company is to hold its investment in its banking subsidiary. The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol GRBS. The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions.

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

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (“GFSC”), which allows customers to earn a higher rate of return on their money by investing in mutual funds, stock, annuities and similar securities. GFSC is a wholly-owned subsidiary of the Bank. GFSC offers securities exclusively through Raymond James Financial Services, Inc., a registered broker-dealer.

Trust, international or correspondent banking services are not currently offered by the Company, nor are they contemplated at this time.

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

Deposits

The Company offers a full range of banking services through its subsidiary, including checking, savings, brokered deposits and other time deposits of various types, loans for business, real estate, personal use, home improvements, automobiles, and a variety of other types of loans and services. In addition, drive-up, safe deposit and night depository facilities are offered. The Bank solicits deposit accounts from individuals, businesses, associations and organizations and governmental authorities.

Lending Activities

General – The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans, other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment, and the obligations of state and political subdivisions consists of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2006, 96% of the Bank’s loan portfolio is secured and 73% of the total loan portfolio is secured by real estate.

Commercial Loans - The commercial portion of the portfolio is diversified and includes loans to various types of small to mid-sized businesses secured by non-real estate collateral. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank manages this risk by dealing with locally-owned and managed businesses, establishing an appropriate loan-to-value advance rate and by often requiring personal guarantees and collateral from owners and/or officers. The Bank must evaluate the quality of a company’s management, capitalization and profitability, as well as the industry trends.

Commercial Real Estate Loans - The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans are made to fund the acquisition of real estate for residential development, and/or buildings for commercial, industrial, office and retail use. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1-4 family residences, commercial properties and medical or business offices.

Residential Real Estate Loans - The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% with the majority having fixed rates of interest. The Bank is currently not adding fixed rate residential mortgages to the loan portfolio, but instead originates these loans for investor mortgage companies and receives an origination fee. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 89.9%. The loan-to-value ratios on mortgages minimize the risk on these loans.

Consumer Loans - The consumer loan portfolio consists of loans to individuals for household, family and other personal expenditures such as automobile financing, home improvements, recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management - The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2006, the legal lending limit amount for the Bank to lend to any one borrower was approximately $5,165,000.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. Automated Teller Machine (ATM) services are provided by the Fiserv EFT ATM Network, which allows access through ATMs nationwide. The Bank has three drive-up ATMs located at its offices at 1111 W. Poinsett Street, 3317 Wade Hampton Boulevard and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (“TELEBANKER”). TELEBANKER allows the Bank’s customers to access information concerning their accounts, transfer funds and make payments by telephone.

The Bank also offers attractive, functional and user friendly internet online banking and cash management services accessed through its website, www.greerstatebank.com. Bank customers who have authorized access to the Bank’s website have the capability to make account inquiries, view account histories, transfer funds from one account to the other, make payments on outstanding loans and retrieve check images. The Bank also offers online bill payment services to its customers.

Competition

The Bank competes with several major banks, which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are eleven competitor banks (none of which are headquartered in Greer) with seventeen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of December 31, 2006 the Bank held approximately 29.94% of the Federal Deposit Insurance Corporation (“FDIC”) insured deposits in the Greer market.

Employees

As of December 31, 2006, the Bank had 88 employees, 83 of whom are full-time. The Company does not have any employees other than its three executive officers.

Available Information

The Company files reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information at http://www.sec.gov.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the Company’s business, prospects and operations. Management cannot predict the effect that fiscal or monetary policies, economic control or new federal or state legislation may have on the Company’s business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

USA PATRIOT Act of 2001

In October 2001, the USA PATRIOT Act of 2001 (the “Patriot Act”) was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

This legislation has had, and will continue to have, some impact on bank capital spending as many financial institutions have made and will make technological or operational changes necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

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

Under the Bank Holding Company Act, a bank holding company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in, nonbanking activities unless the Federal Reserve Board, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve Board has determined by regulation to be proper incidents to the business of a bank holding company include:

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

The Federal Reserve Board imposes certain capital requirements on the Company under the Bank Holding Company Act, including a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Greer State Bank—Capital Regulations.” Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank. These loans may be repaid from dividends paid from the Bank to the Company. The Bank’s ability to pay dividends is subject to regulatory restrictions as described below in “Greer State Bank-Dividends.” The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

Source of Strength; Cross-Guarantee. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLB”), previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, GLB repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. GLB also permits bank holding companies that become financial holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. GLB also authorizes activities that are “complementary” to financial activities.

GLB is intended, in part, to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, GLB may have the result of increasing the amount of competition faced from larger institutions and other types of companies.

South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, the Company is subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Periodic reports must be filed with the State Board with respect to Company’s financial condition and operations, management and intercompany relationships between the Company and its subsidiaries. Additionally, the holding company, with limited exceptions, must obtain approval from the State Board prior to engaging in acquisitions of banking or non-banking institutions or assets.

Greer State Bank

The Bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor and $250,000 for certain retirement account holders, subject to aggregation rules.

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

The South Carolina Board of Financial Institutions requires the Bank to maintain specified capital ratios and imposes limitations on the Bank’s aggregate investment in real estate, bank premises and furniture and fixtures. The FDIC requires the Bank to prepare quarterly reports on the Bank’s financial condition and to conduct an annual audit of its financial affairs in compliance with its minimum standards and procedures.

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

Deposit Insurance. The Bank is subject to insurance assessments imposed by the FDIC. Through 2005, the FDIC maintained two separate insurance funds: the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”). The FDIC maintained the BIF and the SAIF by assessing depository institutions an insurance premium on a semi-annual basis. In addition, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation (“FICO”) bonds issued in the late 1980s as part of the government rescue of the thrift industry.

In early 2006 Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to this federal deposit insurance program. Among other things, the act merged, effective March 31, 2006, the BIF and the SAIF into a new Deposit Insurance Fund (“DIF”). The act also increases retirement account coverage per depositor from a maximum of $100,000 to $250,000, provides for future inflationary adjustments, gives the FDIC authority to set the insurance fund’s reserve ratio within a specified range and requires dividends to banks if the reserve ratio exceeds certain levels. The act also grants banks an assessment credit based on their share of the assessment base on December 31, 1996. The amount of the credit can be used to reduce assessments in any year, subject to certain limitations.

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors which include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risk to the DIF. Under the rules adopted by the FDIC in November 2006, beginning in 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning in 2007, rates will range between $.05 and $.43 per $100 in assessable deposits.

The FDIC may terminate insurance of deposits for an insured institution if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. At December 31, 2006, management was not aware of any practice, condition or violation that might lead to termination of deposit insurance.

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

The Bank is also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Branching. Under current South Carolina law, the Company may open bank branch offices or acquire existing banking operations throughout South Carolina with the prior approval of the South Carolina Board of Financial Institutions. Furthermore, federal legislation permits interstate branching. This law permits out-of-state acquisitions by bank holding companies, interstate branching by banks if allowed by state law, and interstate merging by banks.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary federal regulator (FDIC for the Bank) shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

The Gramm-Leach-Bliley Act. Under GLB, subject to certain conditions imposed by their respective banking regulators, national and state-chartered banks are permitted to form “financial subsidiaries” that may conduct financial or incidental activities, thereby permitting bank subsidiaries to engage in certain activities that previously were impermissible. GLB imposes several safeguards and restrictions on financial subsidiaries, including that the parent bank’s equity investment in the financial subsidiary be deducted from the bank’s assets and tangible equity for purposes of calculating the bank’s capital adequacy. In addition, GLB imposes new restrictions on transactions between a bank and its financial subsidiaries similar to restrictions applicable to transactions between banks and nonbank affiliates.

GLB also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

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

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums. The federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. No notice has been received indicating that either the Company or the Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, subordinated debt (up to 25% of total equity including subordinated debt) and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, excess subordinated debt and intermediate term-preferred stock and a limited portion of general reserves for loan and lease losses.

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

The FDIC Improvement Act established a new capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. Also the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2006, based on management’s calculations, Greer State Bank qualified as “well capitalized.”

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

Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well-capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well-capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while “under-capitalized” insured depository institutions may not accept brokered deposits.

These capital guidelines can affect the Bank in several ways. If the Bank grows at a rapid pace, capital may be depleted too quickly, necessitating a capital infusion from the holding company thereby impacting the ability to pay dividends. The Bank’s capital levels currently are adequate; however, rapid growth, poor loan portfolio performance, poor earnings performance, or a combination of these factors could change the capital position in a relatively short period of time.

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

Enforcement Powers. The Financial Institution Report Recovery and Enforcement Act expanded and increased civil and criminal penalties available for use by the federal regulatory agencies against depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees and agents of a financial institution, as well as independent contractors and consultants such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. These practices can include the failure of an institution to timely file required reports, the filing of false or misleading information or the submission of inaccurate reports. Civil penalties may be as high as $1,000,000 a day for such violations. Criminal penalties for some financial institution crimes have been increased to 20 years imprisonment. In addition, regulators are provided with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, banking agencies’ power to issue cease-and-desist orders were expanded. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts or take other actions as determined by the ordering agency to be appropriate.

Effect of Governmental Monetary Policies. The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal

Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Future Legislation and Regulatory Action. Changes to the laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Bank’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Management cannot accurately predict whether these changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the Company’s financial condition and results of operations. It is likely, however, that the current high level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

Item 1A.	Risk Factors

Changes in prevailing interest rate may reduce our profitability.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. While an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

We are exposed to credit risk in our lending activities.

There are inherent risks associated with our lending and trading activities. Repayment of loans to individuals and business entities, our largest asset group, depend on the willingness and ability of borrowers to perform as contracted. A material adverse change in the ability of a significant portion of our borrowers to meet their obligations, due to changes in economic conditions, interest rates, natural disasters, acts of war or other causes over which we have no control, could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, resulting in a material adverse impact on our earnings and financial condition. We are subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment against us of civil money or other penalties.

Our allowance for loan losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual credit losses. Future provisions for credit losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control. These losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings.

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect financial results.

In general, the amount, type and cost of our funding (whether from other financial institutions, the capital markets or deposits), directly impacts our cost of operating our business and growing our assets which can positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter party availability, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger and have more capital and other resources than we do. In addition, as some of the competitors consolidate with other financial institutions, these advantages may increase. Competition from these institutions may increase the cost of funds.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in our market area, could result in the following consequences, any of which could hurt our business materially; loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 73% as of December 31, 2006) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished. Consequently, we would be more likely to suffer losses on defaulted loans.

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

We currently depend heavily on the services of our chief executive officer, R. Dennis Hennett, our president, Kenneth M. Harper, and a number of other key management personnel. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market. We may not be successful in attracting or retaining the personnel we require.

We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Regulation relating to financial institutions is designed primarily to protect depositors, Federal Deposit Insurance funds and the banking system as a whole, not shareholders. Among other things, we are also subject to securities regulation, including the Sarbanes-Oxley Act of 2002, and related rules and regulations promulgated by the Securities and Exchange Commission. In particular, these have increased in scope, complexity and the cost of complying with corporate governance reporting and disclosure requirements.

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

Our directors and executive officers, as a group, beneficially owned approximately 16.9% of our outstanding common stock as of March 16, 2007. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

The primary source of our income from which we pay dividends is the receipt of dividends from our subsidiary bank.

The availability of dividends from our subsidiary bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of our subsidiary bank and other factors, that the FDIC could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiary bank was unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

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

During the past two years, we have experienced significant growth, and our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch offices, attract deposits to those locations and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2006 the Bank had four banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. On the first floor in the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005. The basement now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

The operations functions (including data processing) are located at 601 North Main Street, Greer, South Carolina 29650, where a branch banking office is also located. The property was obtained from another financial institution in 1992. The banking office consists of two private offices, two customer service stations, four teller stations and two drive-in teller windows. The cash vault contains 232 safe deposit boxes. The basement of the North Main Street building is used as the operations area of the Bank. It consists of 10 modular workstations, two private offices and a large storage vault.

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

In February 2006, the Company purchased 4.1 acres of land on Pennsylvania Avenue in Greer, South Carolina near the Company’s headquarters on which to build an operations center. Plans for the building are not complete at the time of this filing.

All buildings and properties, except the land at the Taylors location and the new operations facility land, are owned by the Bank without encumbrances. The land at the Taylors location and the operations facility land are both owned by Greer Bancshares Incorporated. The Taylors location land is leased by the Bank.

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

In response to this Item, the information contained on pages 19 and 20 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2006 under “Stock Information and Dividend History” is incorporated herein by reference (excluding the information presented under “Performance Graph”).

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data

In response to this Item, the information contained on pages 2 and 3 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2006 under “Selected Financial Statement Data” is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained on pages 3 through 19 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2006 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

In response to this Item, the information contained on pages 8 and 9 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2006 under “Interest Rate Sensitivity Analysis” (and including the paragraph immediately preceding such heading) is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

In response to this Item, the information contained on pages 5 through 32 of the Company’s Annual Report to Shareholders for the year ended December 31, 2006, and page 4 of the attachment thereto (excluding information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2006.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded, transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program designed to monitor its effectiveness. There were no changes in the internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained on pages 4 through 6 and pages 10, 11, 16, 17 and 55 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated herein by reference.

A Code of Ethics has been adopted that applies to the Company’s Directors and Senior Officers (including the principal executive officer and the principal financial officer) in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to anyone upon written request. Shareholders should contact the Company’s Chief Financial Officer at the Company offices to obtain a copy. Our Code of Ethics is also filed as Exhibit 14 to this report.

Item 11.	Executive Compensation

In response to this Item, the information contained on pages 11 though 52 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained on pages 52 through 54 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	243,743	$18.71	110,700
Equity Compensation Plans not approved by security holders	—	—	—
Total	243,743	$18.71	110,700

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained on pages 6 and 7 under “Director Independence,” and 54 and 55, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

In response to this Item, the information contained on pages 55 through 58 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2007, is incorporated herein by reference (except for the information set forth under “Audit Committee Report”).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2006 and 2005

Consolidated Statements of Income – Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows – Years ended 2006, 2005 and 2004

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

GREER BANCSHARES INCORPORATED

Date: April 2, 2007	By:	/s/ R. Dennis Hennett
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

/s/ David M. Rogers	Date: April 2, 2007
David M. Rogers, Chairman

/s/ Mark S. Ashmore	Date: April 2, 2007
Mark S. Ashmore, Director

/s/ Walter M. Burch	Date: April 2, 2007
Walter M. Burch, Director

/s/ Gary M. Griffin	Date: April 2, 2007
Gary M. Griffin, Director

/s/ Kenneth M. Harper	Date: April 2, 2007
Kenneth M. Harper, Director, President

/s/ R. Dennis Hennett	Date: April 2, 2007
R. Dennis Hennett, Director, Chief Executive Officer

/s/ Harold K. James	Date: April 2, 2007
Harold K. James, Director

/s/ Paul D. Lister	Date: April 2, 2007
Paul D. Lister, Director

/s/ Theron C. Smith III	Date: April 2, 2007
Theron C. Smith III, Director

/s/ C. Don Wall	Date: April 2, 2007
C. Don Wall, Director

/s/ J. Richard Medlock, Jr.	Date: April 2, 2007
J. Richard Medlock, Jr., Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Form of Salary Continuation Plan for Executive Officers of Greer State Bank, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.4*(1)	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006.

10.5*(1)	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006.

10.6*(1)	Employment Agreement between Greer State Bank and R. Dennis Hennett dated January 2, 1989.

10.7*(1)	Salary Continuation Agreement between Greer State Bank and R. Dennis Hennett dated November 24, 1997.

10.8*(1)	Greer State Bank Amended and Restated Stock Appreciation Rights Agreement with R. Dennis Hennett dated February 22, 2007.

10.9*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.10*(1)	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007.

10.11*(1)	Salary Continuation Agreement between Greer State Bank and Kenneth M. Harper dated May 1, 2005.

10.12*(1)	Salary Continuation Agreement between Greer State Bank and J. Richard Medlock, Jr. dated December 8, 1997.

10.13*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.14*(1)	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007.

10.15*(1)	Salary Continuation Agreement between Greer State Bank and E. Pierce Williams dated December 8, 1997.

10.16*	Supplemental Life Insurance Agreement between Greer State Bank and E. Pierce Williams dated September 21, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 1, 2005.

10.17*	First amendment to Supplemental Life Insurance Agreement between Greer State Bank and E. Pierce Williams dated July 26, 2005, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 1, 2005.

10.18*(1)	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007.

10.19	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.20	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.21	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.22	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

13(1)	Annual Report to Shareholders for the year ended December 31, 2006.

14(1)	Director and Senior Officer Code of Ethics of Greer Bancshares Incorporated and Greer State Bank approved by the Board of Directors on May 22, 2003.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes PLLC.

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.