Form 10-Q
period 2007-03-31
GREER BANCSHARES INC
filed 2007-05-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $5.00 par value per share	2,478,817 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share and per share data)

	March 31, 2007	December 31, 2006 *
ASSETS
Cash and due from banks	$5,662	$10,914
Interest bearing deposits in banks	727	776
Federal funds sold	8,650	—
Investment securities:
Held to maturity (fair value of approximately $21,900 and $22,790, respectively)	22,586	23,581
Available for sale	58,813	60,185
Loans, net of allowance for loan losses of $1,941 and $1,801, respectively	244,415	244,057
Premises and equipment, net	6,618	6,632
Accrued interest receivable	2,085	2,299
Restricted stock	3,881	3,949
Other assets	7,963	7,269

Total Assets	$361,400	$359,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non-interest bearing	$35,222	$29,816
Interest bearing	215,184	210,472

Total Deposits	250,406	240,288

Short term borrowings	8,532	14,172
Long term borrowings	75,341	77,854
Other liabilities	3,665	4,806

Total Liabilities	337,944	337,120

Stockholders’ Equity:
Preferred stock – par value $5 per share, 1,000,000 shares authorized;	—	—
Common stock – par value $5 per share, 10,000,000 shares authorized, 2,475,849 and 2,472,671 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	12,379	12,363
Additional paid in capital	3,149	3,040
Retained earnings	7,976	7,273
Accumulated other comprehensive loss	(48)	(134)

Total Stockholders’ Equity	23,456	22,542

Total Liabilities and Stockholders’ Equity	$361,400	$359,662

The accompanying notes are an integral part of these consolidated financial statements.

*This information is derived from Audited Consolidated Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except share and per share data)

	For Three Months Ended
	03/31/07	03/31/06
Interest Income:
Loans (including fees)	$5,004	$4,010
Investment securities:
Taxable	782	661
Exempt from federal income tax	245	231
Federal funds sold	57	9
Other	10	8

Total interest income	6,098	4,919

Interest Expense:
Interest on deposit accounts	2,057	1,332
Interest on short term borrowings	123	135
Interest on long term borrowings	925	778

Total interest expense	3,105	2,245

Net interest income	2,993	2,674
Provision for loan losses	190	160

Net interest income after provision for loan losses	2,803	2,514

Noninterest income:
Customer service fees	222	233
Gain on sale of investment securities	—	19
Other noninterest income	366	296

Total noninterest income	588	548

Noninterest expenses:
Salaries and employee benefits	1,572	1,390
Occupancy and equipment	215	212
Postage and supplies	69	69
Marketing expenses	84	74
Directors fees	60	52
Professional fees	109	80
Other noninterest expenses	335	462

Total noninterest expenses	2,444	2,339

Income before income taxes	947	723

Provision for income taxes:	237	163

Net income	$710	$560

Basic net income per share of common stock	$.29	$.23

Diluted net income per share of common stock	$.28	$.22

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended
	03/31/07	03/31/06
Net Income	$710	$560

Other comprehensive income, net of tax:
Unrealized holding gains on investment securities	86	21
Less reclassification adjustments for gains included in net income	—	(12)

Subtotal	86	9

Comprehensive Income	$796	$569

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2007

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2006	$12,363	$3,040	$7,273	$(134)	$22,542
Net income			710		710
Other comprehensive income, net of tax				86	86

Comprehensive income					796
Stock exercised pursuant to stock option plan	16	29			45
Stock based compensation		72			72
Tax benefit of stock options exercised		8			8
Other			(7)		(7)

Balances at 3/31/2007	$12,379	$3,149	$7,976	$(48)	$23,456

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	03/31/07	03/31/06
Operating activities
Net income	$710	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108	113
Gain on sale of securities	—	(19)
Provision for loan losses	190	160
Deferred income taxes (benefit)	(102)	(92)
Stock based compensation	72	18
Net change in:
Accrued interest receivable	214	(5)
Other assets	(27)	668
Accrued interest payable	154	155
Other liabilities	(499)	1,031

Net cash (used for) provided by operating activities	820	2,589

Investing activities
Activity in available-for-sale securities:
Proceeds from the sale of securities	—	5,902
Maturities, payment and calls	1,512	1,330
Purchases	—	(5,812)
Activity in held to maturity securities:
Maturities, payment and calls	995	1,395
Net increase in federal funds sold	(8,650)	(817)
Redemption of FHLB stock	68	137
Net increase in loans	(549)	(18,071)
Purchase of life insurance	(1,000)	—
Purchase of property and equipment	(94)	(627)

Net cash used for investing activities	(7,718)	(16,563)

Financing activities
Net increase in deposits	10,118	19,396
Repayment of notes payable to FHLB	(2,513)	(2,405)
Net decrease in short term borrowings	(5,640)	(2,372)
Cash dividends paid	(421)	(417)
Tax benefit from stock option exercise	8	9
Proceeds from exercise of stock options	45	61

Net cash provided by financing activities	1,597	14,272

Net (decrease) increase in cash and due from banks	(5,301)	298

Cash and due from banks at beginning of period	11,690	6,834

Cash and due from banks at end of period	$6,389	$7,132

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	3/31/07	3/31/06
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$447	$220

Interest	$2,951	$2,090

Non-cash investing and financing activities:
Change in other comprehensive income (net of tax)	$86	$9

Dividends payable	$—	$(1,251)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank and its “alternative investments” subsidiary, Greer Financial Services Corporation (“GFSC”). GFSC offers securities exclusively through Raymond James Financial Services, Inc. The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2006, which are included in the 2006 Annual Report on Form 10-K.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the three months ended March 31, 2007 and March 31, 2006 were 2,473,810 and 2,454,688, respectively (basic) and 2,513,538 and 2,537,423, respectively (diluted). Anti-dilutive options have been excluded from the income per share calculation.

Note 3 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of March 31, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and South Carolina. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the years before 2003.

Note 4 – Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Note 5 – Adoption of Staff Accounting Bulletin Number 108

The Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) in December 2006. As a result of the adoption of SAB 108, previously reported net income and earnings per share have been adjusted to reflect the effect of the market valuation of the interest rate swaps at March 31, 2006. The following table illustrates the effect of adopting SAB 108 on net income available to common shareholders.

March 31, 2006
(000’s except per share data)
Net income, as previously reported	$646
Less: Market valuation adjustment of interest rate swaps, net of related income tax effects	(86)

Net income, as currently reported	$560

Earnings per share – basic, as previously reported	$.26

Earnings per share – diluted, as previously reported	$.25

Earnings per share – basic, as currently reported	$.23

Earnings per share – diluted, as currently reported	$.22

Note 6 – New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company did not choose to early adopt this standard and has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard.

Note 7 – Subsequent Event

A local business, which has a previously disclosed impaired loan for $1.3 million with the Company, was informed on May 2, 2007 by its primary accounts receivable factoring provider that effective June 2, 2007, the factoring relationship will be terminated. Consequently, the customer announced to the

Company its intention to cease to operate. The Company estimates that a net charge to earnings after taxes and estimated recoveries will range from $510,000 to $605,000 in the second quarter as a result of charging off the loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages. Like most community banks, we derive most of our income from interest received on loans and investments. Our primary source of funds for making these loans and investments is deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses on existing loans that may become uncollectible. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. (See the following section for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Company’s customers. The various components of this non-interest income, as well as non-interest expense, are described in the following discussion.

The Company reported consolidated net income of $710,000, or $.28 per diluted share, for the quarter ended March 31 , 2007, compared to $560,000, or $.22 per diluted share, for the quarter ended March 31, 2006, an increase of $150,000, or 26.8%. Net income for the quarter ended March 31, 2006 has been adjusted from the previously reported amount as a result of the adoption of Staff Accounting Bulletin No. 108. See Note 5.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2007 was $6,098,000, compared to $4,919,000 for the quarter ended March 31, 2006, an increase of $1,179,000 or 24.0%. Interest and fees on loans is the largest component of total interest income and increased $994,000, or 24.8%, to $5,004,000 for the quarter ended March 31, 2007, compared to $4,010,000 for the quarter ended March 31, 2006. The increase in interest and fees on loans was due primarily to an increase of approximately $37,376,000 in average loans outstanding during the three months ended March 31, 2007, compared with the three month period ended March 31, 2006. The average yield on the Company’s loan portfolio for the three months ended March 31, 2007 was 8.05%, compared to 7.65% for the three months ended March 31, 2006. At March 31, 2007, the Company had approximately $132,000,000 in loans indexed to the prime rate. The Federal Open Market Committee has raised short term interest rates 50 basis points since March 31, 2006, resulting in increases in the yield on loans indexed to the prime rate.

Interest income on investment securities increased by $135,000 in the three months ended March 31, 2007 compared to the three months ended March 31, 2006. This increase is due primarily to a $6,048,000 increase in average balances of investment securities between the three months ended March 31, 2007 and March 31, 2006, respectively.

The Company’s total interest expense for the three months ended March 31, 2007 was $3,105,000, compared to $2,245,000 for the three months ended March 31, 2006, an increase of $860,000, or 38.3%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended March 31, 2007, interest expense on deposits was $2,057,000, compared to $1,332,000 for the three months ended March 31, 2006, an increase of $725,000, or 54.4%. The increase in interest expense on deposits is attributable to significant growth in deposits and a 50 basis point increase in short term market interest rates paid on deposits by the Company at March 31, 2007 compared to March 31, 2006.

For the three months ended March 31, 2007, interest expense on short-term borrowings was $123,000, compared to $135,000 for the three months ended March 31, 2006. The primary reason for the slight decrease in interest expense on short-term borrowings during the three month period is lower average balances of federal funds purchased for the three month period ended March 31, 2007 compared to the same period in 2006. Interest expense on long-term borrowings increased by $146,000, or 18.8%, in the three months ended March 31, 2007 to $924,000. The increase is primarily the result of an increase of approximately $6,900,000 of outstanding Federal Home Loan Bank advances during the three month period ended March 31, 2007 as compared to the same period in 2006. Also, in December 2006, the Company issued an additional $5,155,000 of junior subordinated debentures to its wholly-owned capital trust, Greer Capital Trust II, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. The interest rate paid on the debt is indexed to three month LIBOR and is included in interest on long term borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $319,000, or 11.9%, to $2,993,000 for the quarter ended March 31, 2007, compared to $2,674,000 for the quarter ended March 31, 2006. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities) at the three month interval, largely due to the amount of variable rate loans in the loan portfolio. At the one year interval, the Company’s balance sheet is slightly liability sensitive, due to the majority of its certificates of deposit having terms between six months and twelve months. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. As stated earlier, the prime interest rate increased 50 basis points in the twelve month period ended March 31, 2007.

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

The provision for loan losses charged to operations during the three months ended March 31, 2007 was $190,000, compared to $160,000 for the same period in 2006. Provisions have been made based on the results of the loan loss reserve model used by management. See the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $40,000, or 7.3%, to $588,000 for the quarter ended March 31, 2007 compared to $548,000 for the quarter ended March 31, 2006. The primary reason for the increase in the noninterest income for the three months ended March 31, 2007 was an increase in Visa debit card income, as well as an increase in fees related to the Bank’s investment subsidiary, Greer Financial Services Corporation.

Noninterest Expenses

Total noninterest expenses for the three months ended March 31, 2007 increased $105,000, or 4.49%, to $2,444,000, compared to $2,339,000 for the three months ended March 31, 2006. The largest component of noninterest expenses, salaries and employee benefits, increased $182,000, or 13.1%, to $1,572,000 for the three months ended March 31, 2007, compared to $1,390,000 for the three months ended March 31, 2006. The increase in salaries and benefits is primarily attributable to annual salary adjustments and the addition of personnel to support the growth of the Company.

In addition to the increase in salaries and benefits, there was a 13.5% increase in marketing expenses and a 36.3% increase in professional fees for the three months ended March 31, 2007 compared to the same period in 2006. Marketing expenses increased in an effort to increase deposits and loan growth. Professional fees increased due to increased audit and legal fees.

The decrease in other noninterest expenses is attributable to the market valuation of the interest rate swaps at March 31, 2006 (see Note 5). This decrease slightly offset the increases discussed above.

The Company’s income tax expense for the three months ended March 31, 2007 was $237,000 compared with $163,000 for the same period in 2006. Income before income taxes was $947,000 for the three months ended March 31, 2007, compared to $723,000 for the three months ended March 31, 2006.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component, or 72.9%, of total earning assets as of March 31, 2007. Gross loans totaled $246,356,000 as of March 31, 2007, which is a slight increase of $498,000 from $245,858,000 as of December 31, 2006. The slight increase was the result of moderate growth in new loans which was largely offset by the prepayment of several large loans. Adjustable rate loans totaled 68.4% of the loan portfolio as of March 31, 2007, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2007 was $1,941,000, or .79% of gross loans outstanding, compared to $1,801,000 or .73% of gross loans outstanding at December 31, 2006. The Company continues to use a loan loss reserve model as discussed above in the paragraph entitled “Provision for loan Losses.” The amount of the allowance was adequate based on the results of loan loss model. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are also used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, an increase in the loan loss provision may be required, which would adversely affect the Company’s results of operations and financial condition.

At March 31, 2007, the Company had $944,000 in non-accruing loans, one impaired loan for $1,316,000 and $182,000 in loans more than 90 days past due and still accruing interest. This compares to $130,000 in non-accruing loans, one impaired loan for $1,316,000 and $1,000 in loans more than 90 days past due and still accruing interest at December 31, 2006. Non-performing loans consisted of $562,000 in residential real estate and land loans, $256,000 in commercial real estate loans, $120,000 in commercial loans and $6,000 in consumer loans at March 31, 2007. Non-performing assets as a percentage of average assets were 0.31% and 0.04% at March 31, 2007 and December 31, 2006, respectively.

Net charge-offs for the first three months of 2007 were approximately $50,000. Non-performing loans as a percentage of net loan loss reserve were 58.0% and 7.3% as of March 31, 2007 and December 31, 2006, respectively.

On May 3, 2007 the Company learned that a commercial loan for $1,316,398 which had been classified as “impaired” at December 31, 2006 and at March 31, 2007 (disclosed above) would result in a loss to be recorded during the second quarter. The commercial customer to whom the loan was made was informed May 2, 2007 that its primary source of operating capital was terminating the funding relationship. The amount of the related loan loss provision was $263,280 at March 31, 2007, representing approximately 20% of the loan balance and management’s best estimate of the exposure to loss at that time. Management now estimates the Company’s potential loss, after recoveries and tax effect, to range from $510,000 to $605,000, depending on the results of liquidation efforts. Collection costs and other cash expenditures related to the loan loss should not be material. While this is a material loss and will have a significant impact on second quarter earnings, management believes the loan portfolio is otherwise sound and anticipates no further consequences from this loan relationship. This particular loan relationship was originated through an asset-based lending program that the Company has recently discontinued. Management will continue to monitor and manage risk diligently and maintain appropriate provisions for potential loan losses.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. Securities in the investment portfolio are also used as collateral pledged for certain borrowings and for public funds deposits. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of March 31, 2007, investment securities totaled $81,399,000, or 24.3% of total earning assets. Investment securities decreased $2,367,000 or 2.8% from $83,766,000 as of December 31, 2006, due to cash inflows from mortgage backed securities and maturities.

At March 31, 2007 the Company’s investment securities classified as Available for Sale had an amortized cost of $58,892,000 and a market value of $58,813,000 for an aggregate unrealized loss of $79,000. This compares to an amortized cost of $60,403,000 and a market value of $60,185,000 for an unrealized loss of $218,000 as of December 31, 2006 for those investment securities classified as Available for Sale.

Cash and due from banks

The Company’s cash and due from banks decreased $5,252,000, or 48.1%, to $5,662,000 at March 31, 2007, compared to $10,914,000 at December 31, 2006. Balances in due from bank accounts vary depending on the timing of settlements of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $10,118,000, or 4.2%, to $250,406,000 as of March 31, 2007 compared to $240,288,000 as of December 31, 2006. The increase can be attributed to management’s continued effort to obtain funding of assets by offering special rates on certificates of deposit and prime-indexed deposit products.

The Company had brokered deposits totaling $33.2 million as of March 31, 2007, compared to $35.3 million as of December 31, 2006.

At March 31, 2007 and December 31, 2006, interest-bearing deposits comprised 85.9% and 87.6% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At March 31, 2007, total borrowings were $83,873,000, compared with $92,027,000 as of December 31, 2006. Total borrowings decreased by $8,154,000 during the three months ended March 31, 2007 due the moderate growth in net loans and good growth in deposits that were discussed earlier. At March 31, 2007, no federal funds purchased were required compared to $5,317,000 as of December 31, 2006. At March 31, 2007 and December 31, 2006, repurchase agreements were $8,532,000 and $8,855,000, respectively. Notes payable to the Federal Home Loan Bank of Atlanta totaled $64,000,000 as of March 31, 2007 compared to $66,514,000 as of December 31, 2006. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.48% and 4.42% as of March 31, 2007 and December 31, 2006, respectively. The weighted maturity for Federal Home Loan Bank of Atlanta advances was 2.98 years and 3.09 years as of March 31, 2007 and December 31, 2006, respectively.

In October 2004 and December 2006, the Company issued $6.186 million and $5.155 million of junior subordinated debentures to its wholly-owned capital trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, to fully and unconditionally guarantee the trust preferred securities issued by the Trusts.

The junior subordinated debentures issued in October 2004 mature in October 2034, but include an option to call the debt in October 2009. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points.

The junior subordinated debentures issued in December 2006 mature in December 2036, but include an option to call the debt in December 2011. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2007, core deposits totaled approximately $174 million, or 69.7%, of the Company’s total deposits, compared to approximately $163 million, or 67.9%, of the Company’s total deposits as of December 31, 2006.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. The cash dividends paid to shareholders are funded by dividends from the Company’s banking subsidiary. The Company purchased land in 2006 on which to build an operations center. Plans for the building are not complete at the time of this filing; therefore the cost has not been determined. The cost of the building will be funded internally or possibly with a borrowing from a correspondent bank.

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including, without limitation:

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At March 31, 2007, on a cumulative basis through three months, rate-sensitive assets exceeded rate-sensitive liabilities by approximately $55.9 million; however, through twelve months rate-sensitive liabilities exceeded rate-sensitive assets by approximately $5.5 million. This asset-sensitive position at three months is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the mortgage-backed securities held in the portfolio, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges expected total cash flows from $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009. Management has begun to reposition the balance sheet to enhance the performance of the Company in a falling interest rate environment. The Company has focused on attracting shorter term deposits and fixed rate loans, while replacing matured or called borrowings with variable rate or short term borrowings.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2007. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

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

GREER BANCSHARES INCORPORATED

Dated: May 14, 2007	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: May 14, 2007	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number and Description

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer.

32	Section 1350 Certifications.