Form 10-Q
period 2007-06-30
GREER BANCSHARES INC
filed 2007-08-13
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/07/07
Common Stock, $5.00 par value per share	2,481,736 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	June 30, 2007	December 31, 2006*
ASSETS
Cash and due from banks	$6,982	$10,914
Interest bearing deposits in banks	487	776
Federal funds sold	256	—
Investment securities:
Held to maturity (fair value of approximately $20,343 and $22,790, respectively	21,418	23,581
Available for sale	56,454	60,185
Loans, net of allowance for loan losses of $2,117 and $1,801, respectively	244,785	244,057
Premises and equipment, net	6,691	6,632
Accrued interest receivable	2,098	2,299
Restricted stock	4,106	3,949
Other assets	8,720	7,269

Total Assets	$351,997	$359,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non-interest bearing	$34,916	$29,816
Interest bearing	202,357	210,472

Total Deposits	237,273	240,288

Short term borrowings	8,262	14,172
Long term borrowings	80,341	77,854
Other liabilities	3,593	4,806

Total Liabilities	329,469	337,120

Stockholders' Equity:
Preferred stock—par value $5 per share, 1,000,000 shares authorized	—	—
Common stock—par value $5 per share, 10,000,000 shares authorized, 2,480,536 and 2,472,671 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	12,403	12,363
Additional paid in capital	3,201	3,040
Retained earnings	7,663	7,273
Accumulated other comprehensive loss	(739)	(134)

Total Stockholders' Equity	22,528	22,542

Total Liabilities and Stockholders' Equity	$351,997	$359,662

The accompanying notes are an integral part of these consolidated financial statements.

*	This information is derived from Audited Consolidated Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Interest Income:
Loans (including fees)	$5,098	$4,525	$10,102	$8,535
Investment securities:
Taxable	753	649	1,535	1,310
Exempt from federal income tax	245	228	490	459
Federal funds sold	25	5	82	14
Other	9	10	19	18

Total interest income	6,130	5,417	12,228	10,336

Interest Expense:
Interest on deposit accounts	2,039	1,575	4,096	2,907
Interest on short term borrowings	124	118	247	253
Interest on long term borrowings	945	805	1,870	1,583

Total interest expense	3,108	2,498	6,213	4,743

Net interest income	3,022	2,919	6,015	5,593
Provision for loan losses	1,459	138	1,649	298

Net interest income after provision for loan losses	1,563	2,781	4,366	5,295

Noninterest income:
Customer service fees	242	257	464	490
Gain on sale of investment securities	—	—	—	19
Other operating income	410	311	776	607

Total noninterest income	652	568	1,240	1,116

Noninterest expenses:
Salaries and employee benefits	1,241	1,376	2,813	2,766
Occupancy and equipment	229	215	444	427
Postage and supplies	86	74	155	143
Marketing expenses	83	101	167	175
Directors fees	46	50	106	102
Professional fees	127	114	236	194
Other noninterest expenses	352	414	687	876

Total noninterest expenses	2,164	2,344	4,608	4,683

Income before income taxes	51	1,005	998	1,728

Provision (benefit) for income taxes:	(54)	301	183	464

Net income	$105	$704	$815	$1,264

Basic net income per share of common stock	$.04	$.29	$.33	$.51

Diluted net income per share of common stock	$.04	$.28	$.32	$.50

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	06/30/07	06/30/06	06/30/07	06/30/06
Net Income	$105	$704	$815	$1,264

Other comprehensive loss, net of tax:
Unrealized holding losses on investment securities	(691)	(398)	(605)	(377)
Less reclassification adjustments for gains included in net income	—	—	—	(12)

Subtotal	(691)	(398)	(605)	(389)

Comprehensive Income (Loss)	$(586)	$306	$210	$875

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2006	$12,363	$3,040	$7,273	$(134)	$22,542

Net income			815		815
Other comprehensive loss, net of tax				(605)	(605)
Stock exercised pursuant to stock option plan	40	43	—	—	83
Stock based compensation	—	110	—	—	110
Tax benefit of stock options exercised	—	8	—	—	8
Cash dividends ($.17 per share)	—	—	(425)	—	(425)

Balances at 6/30/2007	$12,403	$3,201	$7,663	$(739)	$22,528

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	06/30/07	06/30/06
Operating activities
Net income	$815	$1,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224	225
Gain on sale of securities	—	(19)
Provision for loan losses	1,649	298
Deferred income tax (benefit)	(24)	(396)
Stock based compensation	110	36
Net change in:
Accrued interest receivable	201	(62)
Other assets	(1,032)	(150)
Accrued interest payable	17	535
Other liabilities	(1,230)	401

Net cash provided by operating activities	730	2,132

Investing activities
Activity in available-for-sale securities:
Proceeds from the sale of securities	—	5,902
Maturities, payment and calls	2,749	2,530
Purchases	—	(5,811)
Activity in held to maturity securities:
Maturities, payment and calls	2,163	2,635
Net increase in federal funds sold	(256)	—
Purchase of FHLB stock	(157)	(137)
Net increase in loans	(2,395)	(34,071)
Purchase of property and equipment	(283)	(868)

Net cash provided by (used for) investing activities	1,821	(29,820)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,015)	26,848
Repayment of notes payable to FHLB	(7,763)	(881)
Proceeds from notes payable to FHLB	10,250	—
Net (decrease) increase in short term borrowings	(5,910)	2,592
Proceeds from exercise of stock options	83	99
Tax benefit from stock option exercise	8	12
Cash dividends paid	(425)	(835)

Net cash (used for) provided by financing activities	(6,772)	27,835

Net (decrease) increase in cash and cash equivalents	(4,221)	147
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,690	6,834

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,469	$6,981

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	6/30/07	6/30/06
CASH PAID FOR
Income taxes	$577	$726

Interest	$6,196	$4,208

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in satisfaction of mortgage	$(18)	$—

Change in other comprehensive income (net of tax)	$(605)	$(389)

Dividends payable	$—	$(833)

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

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the six months ended June 30, 2007 and June 30, 2006 were 2,476,414 and 2,456,329, respectively (basic) and 2,512,615 and 2,521,275, respectively (diluted). The weighted average common shares outstanding for the three months ended June 30, 2007 and June 30, 2006 were 2,478,988 and 2,457,953, respectively (basic) and 2,511,343 and 2,516,414, respectively (diluted). Anti-dilutive options totaling 63,300 have been excluded from the income per share calculation.

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

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of June 30, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and South Carolina. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the years before 2003.

Note 4 – Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Note 5 – Adoption of Staff Accounting Bulletin Number 108

The Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) in December 2006. As a result of the adoption of SAB 108, previously reported net income and earnings per share have been adjusted to reflect the effect of the market valuation of the interest rate swaps at June 30, 2006. The following table illustrates the effect of adopting SAB 108 on net income available to common shareholders.

(000’s except per share data)	Six months ended June 30, 2006	Three months ended June 30, 2006
Net income, as previously reported	$1,400	$754
Less: Market valuation adjustment of interest rate swaps, net of related income tax effects	(136)	(50)

Net income, as currently reported	$1,264	$704

Earnings per share – basic, as previously reported	$.57	$.31

Earnings per share – diluted, as previously reported	$.56	$.30

Earnings per share – basic, as currently reported $ .51	$.29

Earnings per share – diluted, as currently reported	$.50	$.28

Note 6 – New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In June 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company must adopt these new requirements no later than the first quarter of 2008. The Company did not choose to early adopt this standard and has not yet determined the effect of adopting SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this standard is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of fiscal years beginning after November 15, 2007, with early adoption permitted under certain circumstances. The Company did not choose to early adopt this standard and has not yet determined the effect of adopting SFAS 159 on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006, as well as results for the six months ended June 30, 2007 and June 30, 2006. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

Like most community banks, we derive most of our income from interest we receive on loans and investments. Our primary source of funds for making these loans and investments is our deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses on existing loans that may become uncollectible. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. (See “Provision for Loan Losses” for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Company’s customers. The various components of this non-interest income, as well as non-interest expense, are described in the following discussion.

The Company reported consolidated net income of $105,000, or $.04 per diluted share, for the quarter ended June 30, 2007, compared to $704,000, or $.28 per diluted share, for the quarter ended June 30, 2006, a decrease of $599,000, or 85.1%. For the six months ended June 30, 2007, the Company reported consolidated net income of $815,000, or $.32 per diluted share, compared to $1,264,000 or $.50 per diluted share for the six months ended June 30, 2006, a decrease of $449,000, or 35.5%. The decline in net income in 2007 is due primarily to the previously disclosed charge-off of a loan in the amount of $1,287,398. (See “Provision for Loan Losses” for more details.)

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2007 was $6,130,000, compared to $5,417,000 for the quarter ended June 30, 2006, an increase of $713,000 or 13.2%. Total interest income for the six months ended June 30, 2007 increased by $1,892,000 or 18.3%, from $10,336,000 on June 30, 2006. Interest and fees on loans is the largest component of total interest income and increased $573,000 or 12.7%, to $5,098,000 for the quarter ended June 30, 2007, compared to $4,525,000 for the quarter ended June 30, 2006. The increase in interest and fees on loans for the three months ended June 30, 2007 was due primarily to an increase of approximately $34,587,000 in average loans outstanding during the period, compared with the three month period ended June 30, 2006. For the six months ended June 30, 2007, average loans outstanding were approximately $32,147,000 more than in the six months ended June 30, 2006. The average yield on the Company’s loan portfolio for the three months ended June 30, 2007 was 8.08% compared to 7.80% for the three months ended June 30, 2006. For the six months ended June 30, 2007, the average yield on the Company’s loan portfolio was 8.07%, compared to 7.64% for the six months ended June 30, 2006.

Interest income on investment securities increased by $121,000 in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. This increase is due primarily to an approximate $6,236,000 increase in average balances of investment securities for the three months ended June 30, 2007 compared to the same period in 2006. Interest income on investment securities increased approximately $256,000 in the six months ended June 30, 2007 compared to the six months ended June 30, 2006 primarily as the result of an increase of approximately $6,424,000 in the average balances of investment securities for the six months ended June 30, 2007 compared to the same period in 2006.

The Company’s total interest expense for the three months ended June 30, 2007 was $3,108,000, compared to $2,498,000 for the three months ended June 30, 2006, an increase of $610,000, or 24.4%. For the six months ended June 30, 2007 and June 30, 2006, total interest expense was $6,213,000 and $4,743,000, respectively, which was an increase of $1,470,000, or 31.0%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended June 30, 2007, interest expense on deposits was $2,039,000, compared to $1,575,000 for the three months ended June 30, 2006, an increase of $464,000, or 29.5%. For the six months ended June 30, 2007 and June 30, 2006, interest expense on deposits was $4,096,000 and $2,907,000, respectively, which was an increase of $1,189,000, or 40.9%. The increase in interest expense on deposits is attributable primarily to an increase in average certificates of deposit outstanding during the periods and an increase in the average weighted yield paid on certificates of deposit. The average balance of certificates of deposits increased approximately $23,361,000 for the three months ended June 30, 2007 compared to the same period in 2006. The average balance of certificates of deposit increased approximately $19,339,000 during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The average weighted yield on the certificate of deposit portfolio on June 30, 2007 was 4.88%, compared with 4.27% on June 30, 2006. The increase in yield was due to the increase in market interest rates.

For the three months ended June 30, 2007, interest expense on short-term borrowings was $124,000, compared to $118,000 for the three months ended June 30, 2006, and was $247,000 for the six months ended June 30, 2007, compared to $253,000 for the six months ended June 30, 2006. The primary reason for the slight differences in interest expense on short-term borrowings during the three and six months periods is the timing of needs for overnight funding. The target rate for overnight borrowings was unchanged during the twelve months ended June 30, 2007. Interest expense on long-term borrowings increased by $140,000 or 17.4%, in the three months ended June 30, 2007, to $945,000, and increased by $287,000, or 18.1%, in the six months ended June 30, 2006. The increase is primarily the result of increases of approximately $7,500,000 and $8,000,000, respectively, in outstanding Federal Home Loan Bank advances during the three and six month periods ended June 30, 2007 as compared to the same period in 2006. Also, in December 2006, the Company issued an additional $5,155,000 of junior subordinated debentures to its wholly-owned capital trust, Greer Capital Trust II, to fully and unconditionally guarantee the trust preferred securities issued by the Trust. The interest rate paid on the debt is indexed to three month LIBOR and is included in interest on long term borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $103,000, or 3.5%, to $3,022,000 for the quarter ended June 30, 2007, compared to $2,919,000 for the quarter ended June 30, 2006. For the six months ended June 30, 2007, net interest income before provision for loan losses increased $422,000, or 7.5%, to $6,015,000 compared to $5,593,000 at June 30, 2006. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities) in the short term, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. Interest rates have remained stable over the past twelve months resulting in the slight increases to net interest income.

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Loan Committee of the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations, the results of the internal monitoring and reporting system and a review of historical statistical data for both the Bank and other financial institutions. In June 2007, the Board of Directors approved the decision of its loan committee to adopt a new loan loss model that provides a higher level of precision and objectivity in estimating the necessary reserve for loan losses.

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

The provision for loan losses charged to operations during the three months ended June 30, 2007 was $1,459,000, compared to $138,000 for the same period in 2006. For the six months ended June 30, 2007, the loan loss provision was $1,649,000, compared with $298,000 for the same period in 2006. Provisions were made based on the results of the newly adopted loan loss reserve model after charging off a previously disclosed impaired loan for $1,287,398 in June 2007. The charged-off loan was originated through a specialized “asset-based” lending program that the Company began in 1996, and after careful evaluation, discontinued in early 2007. See also the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $84,000, or 14.8%, to $652,000 for the quarter ended June 30, 2007 compared to $568,000 for the quarter ended June 30, 2006 and increased $124,000, or 11.1% to $1,240,000 for the six months ended June 30, 2007, compared with $1,116,000 at June 30, 2006. The primary reason for the increase in the noninterest income for the three and six months ended June 30, 2007 was an increase in Visa debit card income, as well as an increase in fees generated by the Bank’s investment subsidiary, Greer Financial Services Corporation.

Noninterest Expenses

Total noninterest expenses for the three months ended June 30, 2007 decreased slightly to $2,164,000 compared to $2,344,000 for the three months ended June 30, 2006. For the six months ended June 30, 2007, total noninterest expenses decreased slightly to $4,608,000, from $4,683,000 for the same period in 2006. The largest component of noninterest expenses, salaries and employee benefits, decreased $135,000, or 9.8%, for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This decrease is the result of management’s discretionary decision to reduce incentive bonuses accrued in light of the Company’s performance year-to-date in 2007. Salaries and benefits increased approximately $47,000, or 1.7%, from $2,776,000 to $2,813,000 in the six months ended June 30, 2007, compared to the same period in 2006. The increase in salaries and benefits is primarily attributable to annual salary adjustments offset by the reversal of bonus accruals.

In addition to the increase in salaries and benefits, there were slight increases in occupancy and equipment and postage and supplies. Professional fees increased slightly for the three months ended June 30, 2007 compared to the same period in 2006. Professional fees increased $42,000, or 21.7% for the six months period ended June 30, 2007 compared to the six months ended June 30, 2006 primarily due to increases in legal and audit fees. These increases were offset by decreases in marketing and other noninterest expenses. While marketing expenses experienced slight decreases for the three and six month periods ended June 30, 2007 compared to the same period in 2006, other noninterest expenses declined $62,000, or 15.0%, and $189,000, or 21.6%, for the three and six months period ended June 30, 2007 compared to the same periods in 2006, respectively. The decrease in other noninterest expenses is attributable to the market valuation of the interest rate swaps for the three and six month periods ended June 30, 2006, which increased other noninterest expenses by $136,000 and $82,000, respectively (see Note 5).

The Company had an income tax benefit for the three months ended June 30, 2007 of $54,000 compared with an income tax expense of $301,000 for the same period in 2006. The Company’s income tax expense was $183,000 for the six months ended June 30, 2007, compared with $464,000 for the comparable period in 2006. The tax benefit for the three months ended June 30, 2007 and the $281,000 decrease in the tax expense for the six months ended June 30, 2007 compared to the same period in 2006 were primarily created by the increased loan loss provision which increased the ratio of non-taxable income to pre-tax income.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 74.7% of total earning assets as of June 30, 2007. Gross loans totaled $246,902,000 as of June 30, 2007, which is a slight increase over gross loans of $245,858,000 as of December 31, 2006. The slight increase was the result of moderate growth in new loans which was largely offset by the prepayment of several large loans. Adjustable rate loans totaled 67.5% of the loan portfolio as of June 30, 2007, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2007 was $2,117,000, or .86% of gross loans outstanding, compared to $1,801,000 or .73% of gross loans outstanding at December 31, 2006. As discussed above in “Provision for Loan Losses,” after several months of data entry and testing, the Company implemented a new loan loss model in June 2007. The new model has more complex features to provide greater precision and increased objectivity. As a result of the improved model’s detailed assumptions and in combination with the input of the charged-off loan for $1,287,398 (see “Provision for Loan Losses” above), whereby the historical loss percentage increased for that category of loan, the adequacy of the allowance for loan losses needed to be increased .13%.

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

At June 30, 2007, the Company had $741,000 in non-accruing loans, $119,000 in loans more than 90 days past due and still accruing interest and $18,000 in Other Real Estate Owned. This compares to $130,000 in non-accruing loans, one impaired loan for $1,316,000 and $1,000 loans more than 90 days past due at December 31, 2006. Non-performing loans consisted of $116,000 in mortgage loans, $394,000 in commercial loans and $231,000 in consumer loans at June 30, 2007. Non-performing loans and Other Real Estate Owned as a percentage of average assets were 0.24% and 0.04% at June 30, 2007 and December 31, 2006, respectively.

Net charge-offs for the first six months of 2007 were approximately $1,333,000. Non-performing loans as a percentage of net loan loss reserve were 35.0% and 7.3% as of June 30, 2007 and December 31, 2006, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of June 30, 2007, investment securities totaled $77,872,000 or 23.8% of total earning assets. Investment securities decreased $5,894,000 or 7.0% from $83,766,000 as of December 31, 2006, due to cash inflows from mortgage backed securities and the maturity of a corporate bond.

An increase in longer term market interest rates since December 31, 2006 resulted in an increase in unrealized losses in the Company’s investment portfolio. At June 30, 2007 the Company’s investment securities classified as Available for Sale had an amortized cost of $57,655,000 and a market value of $56,454,000 for an aggregate unrealized loss of $1,201,000. This compares to an amortized cost of $60,403,000 and a market value of $60,185,000 for an unrealized loss of $218,000 as of December 31, 2006 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks decreased $3,932,000, or 36.0%, to $6,982,000 at June 30, 2007, compared to $10,914,000 at December 31, 2006. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits decreased $3,015,000, or 1.3%, to $237,273,000 as of June 30, 2007 compared to $240,288,000 as of December 31, 2006. The decrease in deposits during the six months ended June 30, 2007 is primarily the result of a decrease of approximately $13 million in deposits over $100,000. The decline in deposits of $100,000 or more is the result of maturing brokered certificates of deposit not being replaced. The moderate growth during the first six months of 2007 allowed management to reduce the amount of brokered deposits being used for funding. This decrease was offset by an increase in core deposits of approximately $10 million at June 30, 2007 compared to December 30, 2006. The Company had brokered deposits totaling $18.2 million as of June 30, 2007, compared to $35.3 million as of December 31, 2006.

At June 30, 2007 and December 31, 2006, interest-bearing deposits comprised 85.3% and 87.6% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At June 30, 2007, total borrowings were $88,603,000, compared with $92,026,000 as of December 31, 2006. Loan payoffs contributed to funding new loans so that no federal funds purchased were needed at June 30, 2007 compared to federal funds purchased of $5,317,000 at December 31, 2006. At June 30, 2007 and December 31, 2006, repurchase agreements were $8,262,000 and $8,855,000, respectively. Notes payable to the Federal Home Loan Bank of

Atlanta totaled $69,000,000 as of June 30, 2007 compared to $66,514,000 as of December 31, 2006. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.51% and 4.42% as of June 30, 2007 and December 31, 2006, respectively. The weighted remaining maturity for Federal Home Loan Bank of Atlanta advances was 3.57 years and 3.09 years as of June 30, 2007 and December 31, 2006, respectively.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding; core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At June 30, 2007, core deposits totaled approximately $174 million, or 73.3%, of the Company’s total deposits, compared to approximately $163 million, or 67.9%, of the Company’s total deposits as of December 31, 2006.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. The cash dividends paid to shareholders are funded by dividends from the Company’s banking subsidiary. The Company purchased land in 2006 on which to build an operations center. Plans for the building are not complete at the time of this filing, therefore, the cost and construction date have not been determined. The cost of the building will be funded internally or possibly with a borrowing from a correspondent bank.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At June 30, 2007, on a cumulative basis through three months, rate-sensitive assets exceeded rate-sensitive liabilities by approximately $55.4 million; however, through twelve months rate-sensitive liabilities exceeded rate-sensitive assets by approximately $13.1 million. This asset-sensitive position at three months is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the mortgage-backed securities held in the portfolio, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges expected total cash flows from $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009. Management has begun to reposition the balance sheet to enhance the performance of the Company in a falling interest rate environment. The Company has focused on attracting shorter term deposits and fixed rate loans, while replacing matured or called borrowings with variable rate or short term borrowings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2007. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II – OTHER INFORMATION

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

Our Annual Meeting of Shareholders was held on Thursday, April 26, 2007. The common stockholders voted for the election of (a) two (2) directors to serve for terms of two (2) years each, expiring on the date of the 2009 Annual Meeting of Shareholders or until their successors have been duly elected and qualified; and (b) four (4) directors to serve for terms of three (3) years each, expiring on the date of the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Nominees for Two Year Terms Expiring in 2009

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Steven M. Bateman	1,662,599	7,550	—
Raj K.S. Dhillon	1,657,047	13,102	—

Nominees for Three Year Terms Expiring in 2010

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Walter M. Burch	1,662,599	7,550	—
Paul D. Lister	1,632,807	37,342	—
C. Don Wall	1,655,639	14,510	—
Theron C. Smith, III	1,662,599	7,550	—

The terms of office of the following directors continued after the meeting:

Class of 2008	Class of 2009
Gary M. Griffin	Mark S. Ashmore
Kenneth M. Harper	Harold K. James
R. Dennis Hennett
David M. Rogers

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

10.1	First Amendment to Employment Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.2	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.3	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.4	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 1, 2007 and by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed August 2, 2007.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1	Director and Executive Officer Code of Ethics, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 29, 2007.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 13, 2007	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: August 13, 2007	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

10.1	First Amendment to Employment Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.2	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.3	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 1, 2007.

10.4	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 1, 2007 and by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed August 2, 2007.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1	Director and Executive Officer Code of Ethics, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed March 29, 2007.

*	Filed herewith.