Form 10-Q
period 2007-09-30
GREER BANCSHARES INC
filed 2007-11-05
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/07
Common Stock, $5.00 par value per share	2,481,836 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except share data)

	September 30, 2007	December 31, 2006 *
ASSETS
Cash and due from banks	$5,286	$10,914
Interest bearing deposits in banks	729	776
Investment securities:
Held to maturity (fair value of approximately $19,735 and $22,790, respectively)	20,427	23,581
Available for sale	55,680	60,185
Loans, net of allowance for loan losses of $2,155 and $1,801, respectively	254,399	244,057
Premises and equipment, net	6,653	6,632
Accrued interest receivable	2,251	2,299
Restricted stock	4,354	3,949
Other assets	8,242	7,269

Total Assets	$358,021	$359,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$31,467	$29,816
Interest bearing	197,422	210,472

Total Deposits	228,889	240,288

Short term borrowings	17,911	14,172
Long term borrowings	83,341	77,854
Other liabilities	4,295	4,806

Total Liabilities	334,436	337,120

Stockholders’ Equity:
Preferred stock – par value $5 per share, 1,000,000 shares authorized	—	—
Common stock – par value $5 per share, 10,000,000 shares authorized, 2,481,836 and 2,472,671 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	12,409	12,363
Additional paid in capital	3,232	3,040
Retained earnings	8,174	7,273
Accumulated other comprehensive loss	(230)	(134)

Total Stockholders’ Equity	23,585	22,542

Total Liabilities and Stockholders' Equity	$358,021	$359,662

The accompanying notes are an integral part of these consolidated financial statements.

*	This information is derived from Audited Consolidated Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	09/30/07	09/30/06	09/30/07	09/30/06
Interest Income:
Loans (including fees)	$5,311	$4,939	$15,413	$13,474
Investment securities:
Taxable	725	631	2,260	1,941
Exempt from federal income tax	245	221	735	680
Federal funds sold	2	5	84	19
Other	9	8	28	26

Total interest income	6,292	5,804	18,520	16,140

Interest Expense:
Interest on deposit accounts	2,032	1,772	6,128	4,679
Interest on short term borrowings	128	164	375	417
Interest on long term borrowings	1,048	866	2,918	2,449

Total interest expense	3,208	2,802	9,421	7,545

Net interest income	3,084	3,002	9,099	8,595
Provision for loan losses	30	231	1,679	529

Net interest income after provision for loan losses	3,054	2,771	7,420	8,066

Noninterest income:
Customer service fees	213	220	677	710
Gain on sale of investment securities	—	59	—	78
Other operating income	397	338	1,173	945

Total noninterest income	610	617	1,850	1,733

Noninterest expenses:
Salaries and employee benefits	1,440	1,383	4,253	4,149
Occupancy and equipment	252	220	696	647
Postage and supplies	75	87	230	230
Marketing expenses	110	83	277	258
Directors fees	42	46	148	148
Professional fees	97	88	333	282
Other noninterest expenses	312	187	999	1,063

Total noninterest expenses	2,328	2,094	6,936	6,777

Income before income taxes	1,336	1,294	2,334	3,022

Provision for income taxes:	403	396	586	860

Net income	$933	$898	$1,748	$2,162

Basic net income per share of common stock	$.38	$.36	$.71	$.88

Diluted net income per share of common stock	$.38	$.36	$.70	$.86

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	09/30/07	09/30/06	09/30/07	09/30/06
Net Income	$933	$898	$1,748	$2,162

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities	509	464	(96)	87
Less reclassification adjustments for gains included in net income	—	(37)	—	(49)

Subtotal	509	427	(96)	38

Comprehensive Income	$1,442	$1,325	$1,652	$2,200

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2007

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2006	$12,363	$3,040	$7,273	$(134)	$22,542

Net income			1,748		1,748
Other comprehensive loss, net of tax				(96)	(96)
Stock exercised pursuant to stock option plan	46	46	—	—	92
Stock based compensation	—	138	—	—	138
Tax benefit of stock options exercised	—	8	—	—	8
Cash dividends ($.34 per share)	—	—	(847)	—	(847)

Balances at 9/30/2007	$12,409	$3,232	$8,174	$(230)	$23,585

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	09/30/07	09/30/06
Operating activities
Net income	$1,748	$2,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	345	347
Gain on sale of securities	—	(78)
Provision for loan losses	1,679	529
Deferred income tax (benefit)	129	(480)
Stock based compensation	138	56
Net change in:
Accrued interest receivable	48	(471)
Other assets	(1,043)	(143)
Accrued interest payable	483	730
Other liabilities	(994)	251

Net cash provided by operating activities	2,533	2,903

Investing activities
Activity in available-for-sale securities:
Proceeds from the sale of securities	—	11,988
Maturities, payment and calls	4,350	3,526
Purchases	—	(11,990)
Activity in held to maturity securities:
Maturities, payment and calls	3,154	3,769
Purchase of restricted stock	(405)	(182)
Net increase in loans	(12,021)	(46,816)
Purchase of property and equipment	(366)	(1,034)

Net cash used for investing activities	(5,288)	(40,739)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(11,399)	36,494
Repayment of notes payable to FHLB	(9,513)	(3,649)
Proceeds from notes payable to FHLB	15,000	5,000
Net increase in short term borrowings	3,739	614
Proceeds from exercise of stock options	92	274
Tax benefit from stock option exercise	8	19
Cash dividends paid	(847)	(1,255)

Net cash (used for) provided by financing activities	(2,920)	37,497

Net decrease in cash and cash equivalents	(5,675)	(339)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,690	6,834

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,015	$6,495

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	9/30/07	9/30/06
CASH PAID FOR
Income taxes	$1,010	$1,189

Interest	$8,938	$6,785

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in satisfaction of mortgage	—	(61)

Change in other comprehensive income (net of tax)	$(96)	$38

Dividends payable	$—	$(413)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank and its “alternative investments” subsidiary, Greer Financial Services Corporation (“GFSC”). GFSC offers securities exclusively through Raymond James Financial Services, Inc. (See Note 7). The accompanying consolidated financial statements include the accounts of the holding company and its subsidiary.

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

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the nine months ended September 30, 2007 and September 30, 2006 were 2,478,112 and 2,459,546, respectively (basic) and 2,509,547 and 2,516,672, respectively (diluted). The weighted average common shares outstanding for the three months ended September 30, 2007 and September 30, 2006 were 2,481,453 and 2,465,875, respectively (basic) and 2,503,511 and 2,507,947, respectively (diluted). Anti-dilutive options totaling 145,300 and 66,300 have been excluded from the income per share calculation for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

There are no uncertain tax positions for the open tax years that fall below the “more-likely-than-not” threshold prescribed by FIN 48 as of September 30, 2007. The Company has recognized no penalties or interest for the period presented. The Company or its subsidiary files income tax returns in the U.S. federal jurisdiction and South Carolina. The Company is no longer subject to U.S. federal or state examinations by tax authorities for the tax years before 2003.

Note 4 – Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation. The reclassifications had no effect on net income or stockholders’ equity, as previously reported.

Note 5 – Adoption of Staff Accounting Bulletin Number 108

The Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108) in December 2006. As a result of the adoption of SAB 108, previously reported net income and earnings per share have been adjusted to reflect the effect of the market valuation of the interest rate swaps at September 30, 2006. The following table illustrates the effect of adopting SAB 108 on net income available to common shareholders.

(000’s except per share data)	Nine months ended September 30, 2006	Three months ended September 30, 2006
Net income, as previously reported	$2,169	$769
Less: Market valuation adjustment of interest rate swaps, net of related income tax effects	(7)	129

Net income, as currently reported	$2,162	$898

Earnings per share – basic, as previously reported	$.88	$.31

Earnings per share – diluted, as previously reported	$.86	$.31

Earnings per share – basic, as currently reported	$.88	$.36

Earnings per share – diluted, as currently reported	$.86	$.36

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

Note 7 – Greer Financial Services Corporation

On September 27, 2007 the respective boards of directors of the Bank and GFSC approved the merger of GFSC into the Bank pursuant to an agreement and plan of merger of the same date. The merger became effective on October 1, 2007. Following the merger, the former investment product operations of GFSC will be conducted through the Greer Financial Services division of the Bank, in a continued relationship with Raymond James. The consolidated financial statements of the Company are not affected by this merger.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006, as well as results for the nine months ended September 30, 2007 and September 30, 2006. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net income of $933,000, or $.38 per diluted share, for the quarter ended September 30, 2007, compared to $898,000, or $.36 per diluted share, for the quarter ended September 30, 2006, an increase of $35,000, or 3.89%. For the nine months ended September 30, 2007, the Company reported consolidated net income of $1,748,000, or $.70 per diluted share, compared to $2,162,000 or $.86 per diluted share for the nine months ended September 30, 2006, a decrease of $414,000, or 19.14%. The decline in net income in 2007 is due primarily to the previously disclosed charge-off of a loan in the amount of $1,287,398. (See “Provision for Loan Losses” for more details.)

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2007 was $6,292,000, compared to $5,804,000 for the quarter ended September 30, 2006, an increase of $488,000 or 8.4%. Total interest income for the nine months ended September 30, 2007 increased by $2,380,000 or 14.7%, to $18,520,000 from $16,140,000 on September 30, 2006. Interest and fees on loans is the largest component of total interest income and increased $372,000 or 7.5%, to $5,311,000 for the quarter ended September 30, 2007, compared to $4,939,000 for the quarter ended September 30, 2006. The increase in interest and fees on loans for the three months ended September 30, 2007 was due primarily to an increase of approximately $11,146,000 in average loans outstanding during the period, compared with the three month period ended September 30, 2006. Interest and fees on loans increased $1,939,000, or 14.4%, for the nine months ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, average loans outstanding were approximately $23,608,000 more than in the nine months ended September 30, 2006. The average yield on the Company’s loan portfolio for the three months ended September 30, 2007 and September 30, 2006 was 7.98%. For the nine months ended September 30, 2007, the average yield on the Company’s loan portfolio was 8.02%, compared to 7.75% for the nine months ended September 30, 2006.

Interest income on investment securities increased by $118,000 in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. This increase is due primarily to an approximate $6,352,000 increase in average balances of investment securities for the three months ended September 30, 2007 compared to the same period in 2006. Interest income on investment securities increased approximately $374,000 in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily as the result of an increase of approximately $6,400,000 in the average balances of investment securities for the nine months ended September 30, 2007 compared to the same period in 2006.

The Company’s total interest expense for the three months ended September 30, 2007 was $3,208,000, compared to $2,802,000 for the three months ended September 30, 2006, an increase of $406,000, or 14.5%. For the nine months ended September 30, 2007 and September 30, 2006, total interest expense was $9,421,000 and $7,545,000, respectively, which was an increase of $1,876,000, or 24.9%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended September 30, 2007, interest expense on deposits was $2,032,000, compared to $1,772,000 for the three months ended September 30, 2006, an increase of $260,000, or 14.7%. For the nine months ended September 30, 2007 and September 30, 2006, interest expense on deposits was $6,128,000 and $4,679,000, respectively, which was an increase of $1,449,000, or 31.0%. The increase in interest expense on deposits is attributable primarily to an increase in average certificates of deposit outstanding during the nine months ended September 30, 2007 compared to the same period in 2006, combined with an increase in the average weighted yield on certificates of deposit. Although the average balance of certificates of deposits decreased slightly for the three months ended September 30, 2007 compared to the same period in 2006 due to brokered deposits maturing without replacement, interest expense was higher for the three months ended September 30, 2007 compared to the same period in 2006 due to an increase in market rates. The average balance of certificates of deposit increased approximately $12,387,000 during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The average weighted yield on the certificate of deposit portfolio on September 30, 2007 was 4.91%, compared with 4.59% on September 30, 2006. The increase in yield was due to an increase in market interest rates.

For the three months ended September 30, 2007, interest expense on short-term borrowings was $128,000, compared to $164,000 for the three months ended September 30, 2006, and was $375,000 for the nine months ended September 30, 2007, compared to $417,000 for the nine months ended September 30, 2006. The primary reason for the slight differences in interest expense on short-term borrowings during the three and nine months periods is the timing of needs for overnight funding. The target rate for overnight borrowings, which was reduced by 50 basis points in mid-September 2007, was unchanged during most of the nine months ended September 30, 2007. Interest expense on long-term borrowings increased by $182,000 or 21.0%, in the three months ended September 30, 2007, to $1,048,000, and increased by $469,000, or 19.2%, in the nine months ended September 30, 2007. The increase is primarily the result of increases of approximately $13,378,000 and $9,817,000, respectively, in average outstanding Federal Home Loan Bank advances during the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006. Also, in December 2006, the Company issued an additional $5,155,000 of junior subordinated debentures to its wholly-owned capital trust, Greer Capital Trust II (the “Trust”), to fully and unconditionally guarantee the trust preferred securities issued by the Trust. The interest rate paid on the debt is indexed to three month LIBOR and is included in interest on long term borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased slightly for the quarter ended September 30, 2007. For the nine months ended September 30, 2007, net interest income before provision for loan losses increased $504,000, or 5.9%, to $9,099,000 compared to $8,595,000 at September 30, 2006. The Company’s balance sheet is asset sensitive (which means assets reprice faster than liabilities) in the short term, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise. The Wall Street Journal prime interest rate was reduced from 8.25%, where it had remained for approximately 14 months, to 7.75% on September 18, 2007.

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

The provision for loan losses charged to operations during the three months ended September 30, 2007 was $30,000, compared to $231,000 for the same period in 2006. The provision for the three months ended September 30, 2006 includes the downgrade of the loan that was fully charged-off in June 2007 combined with loan growth for the same period of $12,552,000. For the nine months ended September 30, 2007, the loan loss provision was $1,679,000, compared with $529,000 for the same period in 2006. Provisions were made based on the results of the newly adopted loan loss reserve model after charging off a previously disclosed impaired loan for $1,287,398 in June 2007. The charged-off loan was originated through a specialized “asset-based” lending program that the Company began in 1996, and after careful evaluation, discontinued in early 2007. See also the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased slightly for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, and increased $117,000, or 6.8% to $1,850,000 for the nine months ended September 30, 2007, compared with $1,733,000 at

September 30, 2006. The primary reason for the increase in the noninterest income for the nine months ended September 30, 2007 was an increase in Visa debit card income, as well as an increase in fees generated by the Bank’s investment subsidiary, Greer Financial Services Corporation.

Noninterest Expenses

Total noninterest expenses for the three months ended September 30, 2007 increased $234,000 or 11.2% to $2,328,000 compared to $2,094,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2007, total noninterest expenses increased slightly to $6,936,000, from $6,777,000 for the same period in 2006. The largest component of noninterest expenses, salaries and employee benefits, increased $57,000, or 4.1%, for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Salaries and benefits increased approximately $104,000, or 2.5%, from $4,149,000 to $4,253,000 in the nine months ended September 30, 2007, compared to the same period in 2006. The increase in salaries and benefits during the three and nine months ended September 30, 2007 compared to the same periods in 2006 is primarily attributable to the addition of seven full-time equivalent employees in the first nine months of 2007 and annual salary adjustments which were partially offset by the discretionary decision to reduce incentive bonuses accrued in light of the Company’s performance year-to-date. Employees have been added in the last nine months to enhance the Bank’s risk management function and to staff a loan production office which opened in September 2007.

In addition to the increase in salaries and benefits, there was a slight increase in occupancy and equipment for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Professional fees increased slightly for the three months ended September 30, 2007 compared to the same period in 2006. Professional fees increased $51,000, or 18.1% for the nine months period ended September 30, 2007 compared to the nine months ended September 30, 2006 primarily due to increases in legal and audit fees. Marketing expenses increased $27,000, or 32.5%, and $19,000, or 7.36%, for the three and nine month periods ended September 30, 2007 compared to the three and nine months periods ended September 30, 2006, respectively. The increases are mainly due to fees associated with assistance of marketing consultants during special marketing programs. Other noninterest expenses increased $125,000, or 66.8%, for the three months period ended September 30, 2007 compared to the same period in 2006 and declined slightly for the nine months ended September 30, 2007 compared to September 30, 2006. The fluctuation in other noninterest expenses is attributable to the market valuation of the interest rate swaps which increased other noninterest expenses by $129,000 and decreased other noninterest expenses by $7,000 for the three and nine month periods ended September 30, 2006, respectively (see Note 5).

Income tax expense was comparable for the three months ended September 30, 2007 and September 30, 2006 due to comparable quarterly income before taxes for the same periods. The Company’s income tax expense was $586,000 for the nine months ended September 30, 2007, compared with $860,000 for the comparable period in 2006. The $274,000 decrease in the tax expense for the nine months ended September 30, 2007 compared to the same period in 2006 was primarily created by the increased loan loss provision which increased the ratio of non-taxable income to pre-tax income.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 76.8% of total earning assets as of September 30, 2007. Gross loans totaled $256,554,000 as of September 30, 2007, which is an increase of $10,696,000, or 4.4%, over gross loans of $245,858,000 as of December 31, 2006. The increase was the result of strong growth in new loans in the third quarter combined with fewer loan prepayments. Adjustable rate loans totaled 65.2% of the loan portfolio as of September 30, 2007. Of the adjustable rate loans in the portfolio, $123,446,000, or 48.5%, is tied to the prime rate index. As discussed previously, the prime rate was reduced 50 basis points in mid-September 2007. Management is focusing on strategies of reducing funding costs to mitigate the effect the reduced loan interest income will have on earnings. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area. Greer State Bank does not originate, service or buy sub-prime mortgage instruments.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2007 was $2,155,000, or .84% of gross loans outstanding, compared to $1,801,000 or .73% of gross loans outstanding at December 31, 2006. As discussed above in “Provision for Loan Losses,” after several months of data entry and testing, the Company implemented a new loan loss model in June 2007. The new model has more complex features to provide greater precision and increased objectivity. As a result of the improved model’s detailed assumptions and in combination with the charged-off loan for $1,287,398 (see “Provision for Loan Losses” above), whereby the historical loss percentage increased for that category of loan, the adequacy of the allowance for loan losses needed to be increased 11 basis points.

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

At September 30, 2007, the Company had $625,000 in non-accruing loans and $168,000 in loans more than 90 days past due and still accruing interest. This compares to $130,000 in non-accruing loans, one impaired loan for $1,316,000 and $1,000 in loans more than 90 days past due at December 31, 2006. Non-performing loans consisted of $104,000 in mortgage loans, $292,000 in commercial loans and $229,000 in consumer loans at September 30, 2007. Non-performing loans and Other Real Estate Owned as a percentage of average assets were 0.22% and 0.04% at September 30, 2007 and December 31, 2006, respectively.

Net charge-offs for the first nine months of 2007 were approximately $1,325,000. Non-performing loans as a percentage of net loan loss reserve were 46.3% and 7.3% as of September 30, 2007 and December 31, 2006, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of September 30, 2007, investment securities totaled $76,107,000 or 22.7% of total earning assets. Investment securities decreased $7,659,000 or 9.1% from $83,766,000 as of December 31, 2006, due to cash inflows from principal prepayments on mortgage backed securities and the maturity of two corporate bonds.

An increase in longer term market interest rates since December 31, 2006 resulted in an increase in unrealized losses in the Company’s investment portfolio. At September 30, 2007, the Company’s investment securities classified as Available for Sale had an amortized cost of $56,050,000 and a market value of $55,680,000 for an aggregate unrealized loss of $370,000. This compares to an amortized cost of $60,403,000 and a market value of $60,185,000 for an unrealized loss of $218,000 as of December 31, 2006 for those investment securities classified as Available for Sale.

Cash and Due From Banks

The Company’s cash and due from banks decreased $5,628,000, or 51.6%, to $5,286,000 at September 30, 2007, compared to $10,914,000 at December 31, 2006. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits decreased $11,399,000, or 4.7%, to $228,889,000 as of September 30, 2007 compared to $240,288,000 as of December 31, 2006. The decrease in deposits during the nine months ended September 30, 2007 is primarily the result of a decrease of approximately $13 million in deposits over $100,000. The decline in deposits of $100,000 or more is the result of maturing brokered certificates of deposit not being replaced. The moderate growth in loans during the first nine months of 2007 allowed management to reduce the amount of brokered deposits being used for funding. This decrease was offset by an increase in core deposits of approximately $6.6 million at September 30, 2007 compared to December 31, 2006 and an increase of approximately $9.2 million in borrowings. Recently, management has obtained borrowings at cheaper rates than brokered CD rates. The Company had brokered deposits totaling $14.3 million as of September 30, 2007, compared to $35.3 million as of December 31, 2006.

At September 30, 2007 and December 31, 2006, interest-bearing deposits comprised 86.3% and 87.6% of total deposits, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At September 30, 2007, total borrowings were $101,252,000, compared with $92,026,000 as of December 31, 2006. Federal funds purchased were $4,781,000 at September 30, 2007 compared to federal funds purchased of $5,317,000 at December 31, 2006. At September 30, 2007 and December 31, 2006, repurchase agreements were $10,630,000 and $8,855,000, respectively. Notes payable to the Federal Home Loan Bank of Atlanta totaled $74,500,000 as of September 30, 2007 compared to $66,514,000 as of December 31, 2006. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.66% and 4.42% as of September 30, 2007 and December 31, 2006, respectively. The weighted remaining maturity for Federal Home Loan Bank of Atlanta advances was 3.23 years and 3.09 years as of September 30, 2007 and December 31, 2006, respectively.

In October 2004 and December 2006, the Company issued $6.186 million and $5.155 million of junior subordinated debentures to its wholly-owned capital trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, to fully and unconditionally guarantee the trust preferred securities issued by the capital trusts.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding; core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2007, core deposits totaled approximately $166 million, or 72.5%, of the Company’s total deposits, compared to approximately $159.4 million, or 67.9%, of the Company’s total deposits as of December 31, 2006.

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

The primary objective of asset and liability management at the Company is to manage interest rate risk and achieve reasonable stability in net interest income throughout interest rate cycles. This is achieved by maintaining the proper balance of rate-sensitive earning assets and rate-sensitive interest-bearing liabilities. The relationship of rate-sensitive earning assets to rate-sensitive interest-bearing liabilities is the principal factor in projecting the effect that fluctuating interest rates will have on future net interest income. Rate-sensitive assets and liabilities are those that can be re-priced to current market rates within a relatively short time period. Management monitors the rate sensitivity of earning assets and interest-bearing liabilities over the entire life of these instruments, but places particular emphasis on the first year. At September 30, 2007, on a cumulative basis through three months, rate-sensitive assets exceeded rate-sensitive liabilities by approximately $43.2 million; however, through twelve months rate-sensitive liabilities exceeded rate-sensitive assets by approximately $7.3 million. This asset-sensitive position at three months is primarily attributable to the portion of the Company’s loan portfolio that re-prices with changes in the prime lending rate and the mortgage-backed securities held in the portfolio, which have significant cash flow in the next twelve months. In January 2006 the Company purchased a floor contract as a hedge against falling interest rates. The floor contract hedges expected total cash flows from $50 million in prime indexed loans against the prime lending rate falling below 6%. The floor expires in January 2009. Management has begun to reposition the balance sheet to enhance the performance of the Company in a falling interest rate environment. The Company has focused on attracting shorter term deposits and fixed rate loans, while replacing matured or called borrowings with variable rate or short term borrowings.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2007. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: November 5, 2007	/s/ R. Dennis Hennett
R. Dennis Hennett
Chief Executive Officer

Dated: November 5, 2007	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.