Form 10-K
period 2007-12-31
GREER BANCSHARES INC
filed 2008-03-28
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina	57-1126200
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1111 W. Poinsett Street, Greer, South Carolina	29650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 877-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,003,547 shares) as of June 29, 2007 was approximately $43,577,147. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 14, 2008
Common Stock, $5.00 par value per share	2,483,116. Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders (and an attachment comprising a portion thereof) for the year ended December 31, 2007 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Business.

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

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices and one commercial and mortgage loan production office located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office, located at 601 North Main Street, Greer, South Carolina 29650, was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, South Carolina 29687. In September 2007, the Bank opened a commercial and mortgage loan production office at 103 C-2 Regency Commons Drive Greer, South Carolina 29650.

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (“GFSC”), which allows customers to earn a higher rate of return on their money by investing in mutual funds, stock, annuities and similar securities. GFSC was formed as a subsidiary of the Bank, however as previously disclosed, GFSC was merged into Greer State Bank in October 2007. Greer Financial Services is now a division of the Bank and offers securities exclusively through Raymond James Financial Services, Inc., a registered broker-dealer.

Trust, international or correspondent banking services are not currently offered by the Company, nor are they contemplated at this time.

Location and Service Area

The Company’s banking subsidiary was organized for the primary purpose of serving local banking needs in Greer and in the surrounding communities and has been primarily engaged in the business of attracting deposits from the general public and using the deposits to make commercial, consumer and mortgage loans. In addition, deposits are also used to invest in acceptable investment securities as defined by Bank policy.

Greer is located approximately 13 miles east of Greenville, South Carolina and approximately 15 miles west of Spartanburg, South Carolina and has borders in both Greenville and Spartanburg counties of South Carolina. The population of Greer was 16,843 according to 2000 census data, which was an increase of 63.2% since the 1990 census.

Deposits

The Company offers a full range of banking services through its subsidiary, including checking, savings, brokered deposits and other time deposits of various types, loans for business, real estate, personal use, home improvements, automobiles and a variety of other types of loans and services. In addition, drive-up, safe deposit and night depository facilities are offered. The Bank solicits deposit accounts from individuals, businesses, associations and organizations and governmental authorities.

Lending Activities

General – The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans, other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment. The obligations of state and political subdivisions consist of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2007, 96% of the Bank’s loan portfolio is secured and 76% of the total loan portfolio is secured by real estate.

Commercial Loans—The commercial portion of the portfolio is diversified and includes loans to various types of small to mid-sized businesses secured by non-real estate collateral. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank manages this risk by dealing with locally-owned and managed businesses, establishing an appropriate loan-to-value advance rate and by often requiring personal guarantees and collateral from owners and/or officers. The Bank must evaluate the quality of a company’s management, capitalization and profitability, as well as the industry trends.

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

Consumer Loans—The consumer loan portfolio consists of loans to individuals for household, family and other personal expenditures such as automobile financing, home improvements, recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management—The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2007, the legal lending limit amount for the Bank to lend to any one borrower was approximately $5,395,000.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are twelve competitor banks (none of which are headquartered in Greer) with seventeen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of December 31, 2007 the Bank held approximately 24.97% of the Federal Deposit Insurance Corporation (“FDIC”) insured deposits in the Greer market.

Employees

As of December 31, 2007, the Bank had 99 employees, 90 of whom are full-time. The Company does not have any employees other than its three executive officers.

Available Information

The Company files and furnishes reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These reports are provided on our website at www.greerstatebank.com as soon as reasonable practicable after they have been filed electronically with the SEC. These filing are also accessible on the SEC’s website at www.sec.gov. In addition, we make available on our website filings reporting stock ownership by directors, officers, and beneficial owners of more than 10% of our common stock pursuant to Section 16 of the Securities Exchange Act of 1934. The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Greer Bancshares Incorporated

Because it owns the outstanding capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

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

Source of Strength. In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the Bank Holding Company Act, the Federal Reserve Board may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary, other than a nonbank subsidiary of a bank, upon the Federal Reserve Board’s determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution’s financial condition.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that becomes “undercapitalized” within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable standards as of the time the institution fails to comply with such restoration plan.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act (“GLB”), previously known as the Financial Services Modernization Act of 1999, was signed into law on November 12, 1999. Among other things, GLB repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. GLB also permits bank holding companies that become “financial holding companies” to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The Company has not elected to become a financial holding company. GLB also authorizes activities that are “complementary” to financial activities.

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

Under FDICIA, all insured institutions must undergo regular on-site examinations by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC, their federal regulatory agency, and their state supervisor when applicable. FDICIA directs the FDIC to develop a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition or any other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to the following:

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

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors which include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risk to the DIF. Under the rules adopted by the FDIC in November 2006, beginning in 2007, the FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning in 2007, rates range between $.05 and $.43 per $100 in assessable deposits.

The FDIC may terminate insurance of deposits for an insured institution if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. At December 31, 2007, management was not aware of any practice, condition or violation that might lead to termination of deposit insurance.

Transactions with Affiliates and Insiders. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extension of credit also may apply. Under the Federal Reserve Act, the aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. The Bank is also subject to certain lending limits, collateral requirements, and restrictions on overdrafts to such persons. Compliance is also required with certain provisions designed to avoid the taking of low quality assets.

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

The Gramm-Leach-Bliley Act. GLB contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market an institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to the consumer.

Anti-Money Laundering Legislation. The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA Patriot Act of 2001. Among other things, these laws and regulations require the Bank to take steps to prevent the use of the Bank for facilitating the flow of illegal or illicit money, to report large currency transactions, and to file suspicious activity reports. The Bank is also required to carry out a comprehensive anti-money laundering compliance program. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Sarbanes-Oxley. The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, internal controls, executive compensation, and enhanced and timely disclosure of corporate information. In accordance with Section 302(a) of the Sarbanes-Oxley Act, written certifications by the Company’s Chief Executive Officer and Chief Financial Officer are obtained. These certifications attest that the Company’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact or material facts necessary to make such reports not misleading. The Company has also implemented a program designed to comply with Section 404(a) of the Sarbanes-Oxley Act, which includes the identification of key controls over significant processes in accounts, evaluation of the control design effectiveness, and testing of the operating effectiveness of key controls. See Item 9A(T) “Controls and Procedures” for the Company’s evaluation of its disclosure controls and procedures and internal control over financial reporting.

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

The deposit operations of the Bank also are subject to:

•

The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•

The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. The guidelines are minimums. The federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios in excess of the minimums. No notice has been received indicating that either the Company or the Bank is subject to higher capital requirements. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8% and to Tier 1 capital of at least 4%. At least half of total capital must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, subordinated debt (up to 25% of total equity including subordinated debt) and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, excess subordinated debt and intermediate term-preferred stock and a limited portion of general reserves for loan and lease losses.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. Also the Bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2007, based on management’s calculations, Greer State Bank qualified as “well capitalized.”

Under FDICIA regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution increases, and the permissible activities of the institution decreases, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to do some or all of the following:

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

Item 1A.	Risk Factors.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual credit losses. Future provisions for credit losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control. These losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for loan losses. Either of these occurrences could materially adversely affect our earnings.

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

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 76% as of December 31, 2007) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished. Consequently, we would be more likely to suffer losses on defaulted loans.

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

We currently depend heavily on the services of our chief executive officer, Kenneth M. Harper, and a number of other key management personnel. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market. We may not be successful in attracting or retaining the personnel we require.

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

Our directors and executive officers, as a group, beneficially owned approximately 21.5% of our outstanding common stock as of March 3, 2008. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

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

During recent years, we have experienced significant growth, and our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch offices, attract deposits to those locations and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Item 2.	Properties.

As of December 31, 2007 the Bank had five banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. On the first floor in the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005 and now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

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

On September 1, 2007, the Bank entered into an eighteen month lease of 1,456 square feet located at 103 C-2 Regency Commons Drive, Greer, SC 29650 to open a commercial and mortgage loan production office. The lease contains two six month renewal options. The facility consists of five private offices and one meeting room.

In February 2006, the Company purchased 4.1 acres of land on Pennsylvania Avenue in Greer, South Carolina near the Company’s headquarters on which to build an operations center. Plans for the building are not yet complete.

All buildings and properties, except the land at the Taylors location and the new operations facility land, are owned by the Bank without encumbrances. The land at the Taylors location and the operations facility land are both owned by Greer Bancshares Incorporated. The Taylors location land is leased by the Bank.

Item 3.	Legal Proceedings.

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

In response to this Item, the information contained on pages 18 and 19 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2007 under “Stock Information and Dividend History” is incorporated herein by reference.

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this annual report on Form 10-K.

Item 6.	Selected Financial Data.

In response to this Item, the information contained on page 2 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2007 under “Selected Financial Data” is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In response to this Item, the information contained on pages 3 through 18 of the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

In response to this Item, the information contained on pages 4 through 40 of the Company’s Annual Report to Shareholders for the year ended December 31, 2007, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods required by the SEC, including, without limitation, those controls and procedures designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management’s Latest Assessment of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

However, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies may deteriorate.

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2007.

Based on our assessment, we believe that as of December 31, 2007, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

No Attestation of Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As discussed above, management also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded, transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program designed to monitor its effectiveness. There were no changes in the internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

In response to this Item, the information contained on pages 3 through 9, 14 and 15, and 36 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

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

Item 11.	Executive Compensation.

In response to this Item, the information contained on pages 10 though 34 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

In response to this Item, the information contained on pages 34 and 35 of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation Plans approved by security holders	324,253	$19.58	37,700
Equity Compensation Plans not approved by security holders	—	—	—
Total	324,253	$19.58	37,700

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In response to this Item, the information contained on pages 5 and 6 under “Director Independence,” and 35 and 36 under “Certain Relationships and Related Transactions,” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008 is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

In response to this Item, the information contained on pages 37 and 38 under “Audit Information,” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2008, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Income – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended 2007, 2006 and 2005

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

GREER BANCSHARES INCORPORATED

Date: March 28, 2008	By:	/s/ Kenneth M. Harper
Kenneth M. Harper
Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth M. Harper, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David M. Rogers	Date: March 28, 2008
David M. Rogers, Chairman

/s/ Mark S. Ashmore	Date: March 28, 2008
Mark S. Ashmore, Director

/s/ Steven M. Bateman	Date: March 28, 2008
Steven M. Bateman, Director

/s/ Walter M. Burch	Date: March 28, 2008
Walter M. Burch, Director

/s/ Raj K. S. Dhillon	Date: March 28, 2008
Raj K. S. Dhillon, Director

/s/ Gary M. Griffin	Date: March 28, 2008
Gary M. Griffin, Director

/s/ Kenneth M. Harper	Date: March 28, 2008
Kenneth M. Harper, Director, Chief Executive Officer

/s/ R. Dennis Hennett	Date: March 28, 2008
R. Dennis Hennett, Director

/s/ Harold K. James	Date: March 28, 2008
Harold K. James, Director

/s/ Paul D. Lister	Date: March 28, 2008
Paul D. Lister, Director

/s/ Theron C. Smith III	Date: March 28, 2008
Theron C. Smith III, Director

/s/ C. Don Wall	Date: March 28, 2008
C. Don Wall, Director

/s/ J. Richard Medlock, Jr.	Date: March 28, 2008
J. Richard Medlock, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Bylaws of the Company, incorporated by reference to Exhibit 3.4 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.1	Provisions in the Company’s Articles of Incorporation and Bylaws defining the rights of holders of the Company’s Common Stock, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.4*	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.5*	Employment Agreement between Greer State Bank and R. Dennis Hennett dated January 2, 1989, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.6*	First Amendment to Employment Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.7*	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.8*	Consulting Agreement between Greer State Bank and R. Dennis Hennett dated January 29, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 30, 2008.

10.9*	Greer State Bank Amended and Restated Stock Appreciation Rights Agreement with R. Dennis Hennett dated February 22, 2007, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.10*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.11*	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.12*	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed on August 1, 2007.

10.13*	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.14*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.15*	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.16*	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.17	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.18	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.19	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.20	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

13(1)	Annual Report to Shareholders for the year ended December 31, 2007.

14(1)	Director and Executive Officer Code of Ethics, as amended May 24, 2007.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes PLLC

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.