Form 10-Q
period 2008-03-31
GREER BANCSHARES INC
filed 2008-05-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/08
Common Stock, $5.00 par value per share	2,483,116 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007 *
ASSETS
Cash and due from banks	$6,644	$7,049
Interest-bearing deposits in banks	1,113	426
Federal funds sold	101	—

Cash and cash equivalents	7,858	7,475
Investment securities:
Held to maturity (fair value of approximately $18,594 and $19,281, respectively)	18,624	19,586
Available for sale	84,948	79,565
Loans, net of allowance for loan losses of $2,315 and $2,233, respectively	270,841	260,778
Premises and equipment, net	6,569	6,573
Accrued interest receivable	2,098	2,448
Restricted stock	5,087	4,943
Other assets	8,657	8,337

Total Assets	$404,682	$389,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non interest-bearing	$34,916	$30,396
Interest-bearing	226,137	214,197

Total Deposits	261,053	244,593

Short term borrowings	—	3,004
Long term borrowings	114,341	113,441
Other liabilities	4,554	4,231

Total Liabilities	379,948	365,269

Stockholders’ Equity:
Preferred stock – par value $5 per share, 1,000,000 shares authorized	—	—
Common stock – par value $5 per share, 10,000,000 shares authorized, 2,483,116 and 2,481,836 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,416	12,409
Additional paid in capital	3,296	3,260
Retained earnings	8,932	8,610
Accumulated other comprehensive income	90	157

Total Stockholders’ Equity	24,734	24,436

Total Liabilities and Stockholders’ Equity	$404,682	$389,705

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended
	3/31/08	3/31/07
Interest Income:
Loans (including fees)	$4,803	$5,004
Investment securities:
Taxable	1,096	782
Exempt from federal income tax	240	245
Federal funds sold	29	57
Other	5	10

Total interest income	6,173	6,098

Interest Expense:
Interest on deposit accounts	2,084	2,057
Interest on short term borrowings	19	123
Interest on long term borrowings	1,249	925

Total interest expense	3,352	3,105

Net interest income	2,821	2,993
Provision for loan losses	87	190

Net interest income after provision for loan losses	2,734	2,803

Noninterest income:
Customer service fees	219	222
Gain on sale of investment securities	101	—
Other operating income	530	366

Total noninterest income	850	588

Noninterest expenses:
Salaries and employee benefits	1,476	1,572
Occupancy and equipment	229	215
Postage and supplies	81	69
Marketing expenses	93	84
Directors fees	67	60
Professional fees	110	109
Other noninterest expenses	418	335

Total noninterest expenses	2,474	2,444

Income before income taxes	1,110	947

Provision for income taxes:	291	237

Net income	$819	$710

Basic net income per share of common stock	$.33	$.29

Diluted net income per share of common stock	$.33	$.28

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended
	3/31/08	3/31/07
Net Income	$819	$710

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities	(130)	86
Less reclassification adjustments for gains included in net income	63	—

Other comprehensive income (loss)	(67)	86

Comprehensive Income	$752	$796

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2008

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at 12/31/2007	$12,409	$3,260	$8,610	$157	$24,436
Cumulative effect of a change in accounting principle (Note 5)	—	—	(75)	—	(75)
Net income	—	—	819	—	819
Other comprehensive loss, net of tax	—	—	—	(67)	(67)
Stock exercised pursuant to stock option plan	7	6	—	—	13
Stock based compensation	—	30	—	—	30
Cash dividends ($.17 per share)	—	—	(422)	—	(422)

Balances at 3/31/08	$12,416	$3,296	$8,932	$90	$24,734

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	3/31/08	3/31/07
Operating activities
Net income	$819	$710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	114	108
Gain on sale of securities	(101)	—
Provision for loan losses	87	190
Deferred income tax (benefit)	99	(102)
Stock based compensation	30	72
Increase in cash surrender value of life insurance	(62)	(54)
Net change in:
Accrued interest receivable	350	214
Other assets	(29)	27
Accrued interest payable	330	154
Other liabilities	(41)	(499)

Net cash provided by operating activities	1,596	820

Investing activities
Activity in available-for-sale securities:
Sales	8,459	—
Maturities, payment and calls	2,067	1,512
Purchases	(15,916)	—
Activity in held to maturity securities:
Maturities, payment and calls	962	995
Purchase of restricted stock	(144)	68
Net increase in loans	(10,478)	(549)
Purchase of life insurance	—	(1,000)
Purchase of premises and equipment	(110)	(94)

Net cash provided (used) by investing activities	(15,160)	932

Financing Activities
Net increase in deposits	16,460	10,118
Repayment of notes payable to FHLB	(14,900)	(2,513)
Proceeds from notes payable to FHLB	15,800	—
Net decrease in short term borrowings	(3,004)	(5,640)
Proceeds from exercise of stock options	13	45
Tax benefit from stock option exercise	—	8
Cash dividends paid	(422)	(421)

Net cash provided by financing activities	13,947	1,597

Net increase in cash and cash equivalents	383	3,349

Cash and equivalents, beginning of period	7,475	11,690

Cash and equivalents, end of period	$7,858	$15,039

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	3/31/08	3/31/07
CASH PAID FOR
Income taxes	$274	$447

Interest	$3,022	$2,951

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Real estate acquired in satisfaction of mortgage	$328	$—

Unrealized gains (losses) before tax	$(67)	$86

Adoption of new accounting principle charged to retained earnings (Note 5)	$(75)	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2007, which are included in the 2007 Annual Report on Form 10-K.

During the first quarter, the Company made the decision to consider federal funds sold as cash equivalents and to make the same characterization in the 2007 quarterly financial statements. This resulted in net cash used by investing activities for the 3 months ended March 31, 2007 increasing from $(7,718,000) to net cash provided by investing activities of $932,000. Cash and cash equivalents at the end of the quarter ended March 31, 2007 increased to $15,039,000 as a result of this change.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the three months ended March 31, 2008 and March 31, 2007 were 2,482,671 and 2,473,810, respectively (basic) and 2,482,671 and 2,513,538, respectively (diluted). Anti-dilutive options totaling 283,024 and 63,300 have been excluded from the income per share calculation for the three months ended March 31, 2008 and March 31, 2007, respectively.

Note 3 – Income Taxes

The Company files a consolidated federal income tax return and separate state income tax returns. Income taxes are allocated to each company as if filed separately for federal purposes and based on the separate returns filed for state purposes.

Certain items of income and expense for financial reporting are recognized differently for income tax purposes (principally the provision for loan losses, deferred compensation and depreciation). Provisions for deferred taxes are made in recognition of such temporary differences as required under Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes. Current income taxes are recorded based on amounts due with the current income tax returns. The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized.

Note 4 – Fair Value

Effective January 1, 2008, the Company adopted SFAS No.157, Fair Value Measurements, (SFAS 157), and SFAS No. 159 The Fair Value Option for Financial Assets and Liabilities, (SFAS 159). SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts and residential mortgage loans held-for-sale.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, impaired loans and highly structured or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investments Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan,

(SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, the one impaired loan was evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

	Fair Value Measurements at Reporting Date Using
(Amounts in thousands)
Description	3/31/2008	Level 1	Level 2	Level 3
Available for sale securities	$84,948	$—	$84,948	$—

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

	Fair Value Measurements at Reporting Date Using
(Amounts in thousands)
Description	3/31/2008	Level 1	Level 2	Level 3
Impaired loans	$1,354	$—	$—	$1,354

Note 5 – New Accounting Pronouncements

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), Implementation Issue No. E23, Hedging – General: Issues Involving the Application of the Shortcut Method under Paragraph 68 (“Issue E23”). Issue E23 amends SFAS 133 to explicitly permit use of the shortcut method for hedging relationships in which interest rate swaps have nonzero fair value at the inception of the hedging relationship, provided certain conditions are met. Issue E23 was effective for hedging relationships designated on or after January 1, 2008. The implementation of this guidance did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands quarterly disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its consolidated financial position and results of operations.

The Emerging Issues Task Force (“EITF”) reached a consensus at its September 2006 meeting regarding EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The scope of EITF 06-4 is limited to the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company adopted EITF 06-04 at the beginning of 2008 and calculated the impact on beginning retained earnings to be $75,031 on January 1, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes the results of operations and financial condition for the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

Like most community banks, most of our income is derived from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and Federal Home Loan Bank advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses on existing loans that may become uncollectible. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. (See “Provision for Loan Losses” for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this non-interest income, as well as non-interest expense, are described in the following discussion.

The Company reported consolidated net income of $819,000, or $.33 per diluted share, for the quarter ended March 31, 2008, compared to $710,000, or $.28 per diluted share, for the quarter ended March 31, 2007, an increase of $109,000, or 15.35%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2008 was $6,173,000, compared to $6,098,000 for the quarter ended March 31, 2007, an increase of $75,000 or 1.2%. Interest and fees on loans is the largest component of total interest income and decreased $201,000 or 4.0%, to $4,803,000 for the quarter ended March 31, 2008, compared to $5,004,000 for the quarter ended March 31, 2007. The decline in interest and fees on loans for the three months ended March 31, 2008 was due primarily to the 300 basis points reduction in the federal funds rate by the Federal Open Market Committee since the first quarter of 2007. This drastic rate reduction, which occurred in the six-month period from September 18, 2007 until March 18, 2008, affected approximately $123 million in loans indexed to the Wall Street Journal Prime Rate, which were immediately repriced. The decrease in interest and fees on the loans indexed to prime was slightly offset by interest and fees received from an increase of approximately $25,244,000 in average loans outstanding during the period, compared with the three month period ended March 31, 2007. The average yield on the Company’s loan portfolio for the three months ended March 31, 2008 and March 31, 2007 was 6.52% and 8.05%, respectively.

Interest income on investment securities increased by $309,000 in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase is due primarily to an approximate increase of $18,500,000 in the average balance of investment securities for the three months ended March 31, 2008 compared to the same period in 2007. The yield curve for market interest rates steepened during the past several months and allowed opportunities for bond swap transactions in the Bank’s investment portfolio which resulted in an increase in the average yield on the investment portfolio and gains on the sale of securities. In addition, approximately $7,000,000 was invested in fixed rate mortgage-backed securities in March 2008.

The Company’s total interest expense for the three months ended March 31, 2008 was $3,352,000, compared to $3,105,000 for the three months ended March 31, 2007, an increase of $247,000, or 8.0%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended March 31, 2008, interest expense on deposits was $2,084,000, compared to $2,057,000 for the three months ended March 31, 2007, a slight increase of $27,000 or 1.3%. The slight increase in interest expense on deposits is due primarily to an increase in average certificates of deposit outstanding during the three months ended March 31, 2008 compared to the same period in 2007, offset by declines in weighted average rates paid as a result of decreases in market interest rate. The average weighted yield on the certificate of deposit portfolio on March 31, 2008 was 4.52%, compared with 4.85% on March 31, 2007.

For the three months ended March 31, 2008, interest expense on short-term borrowings was $19,000, compared to $123,000 for the three months ended March 31, 2007, or a decline of 84.6%. The primary reason for the decline in interest expense on short-term borrowings during the three month period was due to the purchase of long term, callable borrowings which were obtained at lower interest rates, and were used to replace short term repurchase agreements.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $172,000, or 5.7%, for the quarter ended March 31, 2008. The Company’s balance sheet is asset sensitive in the short term, meaning assets reprice faster than liabilities, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise earnings decline as interest rates fall. (See the above discussion of interest rate cuts).

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Board of Directors reviews and approves the appropriate level for the Bank’s allowance for loan losses based upon management’s recommendations and the results of the internal monitoring and reporting system. Management also monitors historical statistical data for both the Bank and other financial institutions. The adequacy of the allowance for loan losses and the effectiveness of the monitoring and analysis system are also reviewed by the Bank’s regulators and the Company’s internal auditor.

The allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs and general conditions in the market area.

The provision for loan losses charged to operations during the three months ended March 31, 2008 was $87,000, compared to $190,000 for the same period in 2007. Provisions in the first quarter of 2008 were made based on the results of the new loan loss reserve model which was adopted in June 2007, compared to the provision for the three months ended March 31, 2007 which was based on a less sophisticated calculation.

Noninterest Income

Noninterest income increased $262,000, or 44.6% for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The primary reasons for the increase in the noninterest income are the gain on the sale of investment securities of $101,000 and a gain of $153,000 on the sale of an interest rate floor, which is included in other operating income.

Noninterest Expenses

Total noninterest expenses for the three months ended March 31, 2008 increased slightly compared to the three months ended March 31, 2007. The largest component of noninterest expenses, salaries and employee benefits, decreased $96,000, or 6.1%, for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The decrease in salaries and benefits during the three months ended March 31, 2008 compared to the same period in 2007 is primarily attributable to the reversal of an accrual of incentive payment that was not paid due to the departure of employees. This reversal was slightly offset by annual salary adjustments. This decrease in salaries and employee benefits was offset by an increase of other noninterest expenses of $83,000, or 24.8%, for the three months period ended March 31, 2008 compared to the same period in 2007. The primary reason for the increase is a result of an increase in the FDIC insurance assessment.

Income tax expense was comparable for the three months ended March 31, 2008 and March 31, 2007 due to comparable quarterly income before taxes for the same periods.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 76.8% of total earning assets as of March 31, 2008. Gross loans totaled $273,156,000 as of March 31, 2008, which is an increase of $10,145,000, or 3.9%, over gross loans of $263,011,000 as of December 31, 2007. Adjustable rate loans totaled 64.6% of the loan portfolio as of March 31, 2008. Of the adjustable rate loans in the portfolio, $132,850,000, or 48.6% of the loan portfolio, are tied to the prime rate index. As discussed previously, the prime rate was reduced 300 basis points since March 31, 2007. Management is focusing on strategies of reducing funding costs to mitigate the effect the reduced loan interest income will have on earnings. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area. Greer State Bank does not originate, service or buy sub-prime mortgage instruments.

Allowance for Loan Losses

The allowance for loan losses was $2,315,000 and $2,233,000, or .85% of gross loans outstanding at March 31, 2008 and December 31, 2007, respectively. As discussed above in “Provision for Loan Losses,” after several months of data entry and testing, the Company implemented a new loan loss model in June 2007 which has more complex features to provide greater precision and increased objectivity.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, an increase in the loan loss provision may be required, which would adversely affect the Company’s results of operations and financial condition.

At March 31, 2008, the Company had $3,332,000 in non-accruing loans, impaired loans for $4,457,000 and no loans more than 90 days past due and still accruing interest. This compares to $2,702,000 in non-accruing loans, one impaired loan for $1,354,000 and $100,000 in loans more than 90 days past due and still accruing interest at December 31, 2007. Non-performing loans consisted of $2,449,000 in mortgage loans, $457,000 in commercial loans and $426,000 in consumer loans at March 31, 2008. Non-performing loans and Other Real Estate Owned as a percentage of average assets were 0.83% and 0.75% at March 31, 2008 and December 31, 2007, respectively.

Net charge-offs for the first three months of 2008 were approximately $4,000. Non-performing loans as a percentage of net loan loss reserve were 143.9% and 125.5% as of March 31, 2008 and December 31, 2007, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. It is management’s intent, however, to channel a significant percentage of the Company’s earning assets into the loan portfolio as loan demand allows. As of March 31, 2008, investment securities totaled $103,572,000 or 27.4% of total earning assets. Investment securities increased $4,421,000 or 4.5% from $99,151,000 as of December 31, 2007, due to the purchase of $7,000,000 in mortgage backed securities offset by the maturity of one municipal security for $250,000 and cash inflows from principal prepayments on mortgage backed securities.

An increase in longer term market interest rates since December 31, 2007 resulted in lower net unrealized gains in the Company’s investment portfolio. At March 31, 2008, the Company’s investment securities classified as Available for Sale had an amortized cost of $84,801,000 and a market value of $84,948,000 for an aggregate unrealized gain of $147,000. This compares to an amortized cost of $79,310,000 and a market value of $79,565,000 for an unrealized gain of $255,000 as of December 31, 2007 for those investment securities classified as Available for Sale.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased $383,000, or 5.1%, to $7,858,000 at March 31, 2008, compared to $7,475,000 at December 31, 2007. Cash and cash equivalents include demand and time deposits (with original maturities of ninety days or less) at other financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $16,460,000, or 6.7%, to $261,053,000 as of March 31, 2008, compared to $244,593,000 as of December 31, 2007. The increase in deposits during the three months ended March 31, 2008 is primarily the result of an increase of approximately $8 million in brokered deposits over $100,000 combined with an increase in core deposits of approximately $9 million of which $2.5 million represents the introduction of a new interest-bearing checking product at the end of 2007.

At March 31, 2008 and December 31, 2007, interest-bearing deposits comprised 86.6% and 87.6% of total deposits, respectively. Included in these amounts were brokered deposits of $29,581,000, or 11.3%, and $21,717,000, or 8.9%, of total deposits at March 31, 2008 and December 31, 2007, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At March 31, 2008, total borrowings were $114,341,000, compared with $116,445,000 as of December 31, 2007. Federal funds purchased were $3,004,000 at December 31, 2007. There were no federal funds purchased at March 31, 2008. At March 31, 2008 and December 31, 2007 there was $15,000,000 in long term repurchase agreements. Notes payable to the Federal Home Loan Bank of Atlanta totaled $88,000,000 as of March 31, 2008 compared to $87,100,000 as of December 31, 2007. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 4.02% and 4.54% as of March 31, 2008 and December 31, 2007, respectively. The weighted remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.73 years and 2.68 years as of March 31, 2008 and December 31, 2007, respectively.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding; core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2008, core deposits totaled approximately $180 million, or 69.0%, of the Company’s total deposits, compared to approximately $171 million, or 69.9%, of the Company’s total deposits as of December 31, 2007.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. The cash dividends paid to shareholders are funded by dividends from the Company’s banking subsidiary. The Company purchased land in 2006 on which to build an operations center. The cost, which will be funded internally or possibly with borrowing from a correspondent bank, and construction date have not yet been determined.

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2008. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”).

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

GREER BANCSHARES INCORPORATED

Dated: May 14, 2008	/s/ Kenneth M. Harper
Kenneth M. Harper
President and Chief Executive Officer

Dated: May 14, 2008	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.