Form 10-Q
period 2008-06-30
GREER BANCSHARES INC
filed 2008-08-13
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/07/08
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007 *
ASSETS
Cash and due from banks	$8,284	$7,049
Interest bearing deposits in banks	471	426
Federal funds sold	723	—

Cash and cash equivalents	9,478	7,475
Investment securities:
Held to maturity (fair value of approximately $17,125 and 19,281, respectively)	17,545	19,586
Available for sale	91,483	79,565
Loans, net of allowance for loan losses of $2,639 and $2,233, respectively	287,589	260,778
Premises and equipment, net	6,361	6,573
Accrued interest receivable	2,059	2,448
Restricted stock	5,510	4,943
Other assets	10,394	8,337

Total Assets	$430,419	$389,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities :
Deposits
Non interest-bearing	$31,682	$30,396
Interest-bearing	243,715	214,197

Total Deposits	275,397	244,593

Short term borrowings	2,000	3,004
Long term borrowings	125,341	113,441
Other liabilities	4,274	4,231

Total Liabilities	407,012	365,269

Stockholders’ Equity:
Preferred stock – par value $5 per share, 1,000,000 shares authorized	—	—
Common stock – par value $5 per share, 10,000,000 shares authorized, 2,486,692 and 2,481,836 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	12,433	12,409
Additional paid in capital	3,344	3,260
Retained earnings	8,766	8,610
Accumulated other comprehensive (loss) income	(1,136)	157

Total Stockholders’ Equity	23,407	24,436

Total Liabilities and Stockholders’ Equity	$430,419	$389,705

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	06/30/08	06/30/07	06/30/08	06/30/07
Interest Income:
Loans (including fees)	$4,426	5,098	$9,229	$10,102
Investment securities:
Taxable	1,179	753	2,275	1,535
Exempt from federal income tax	233	245	473	490
Federal funds sold	3	25	32	82
Other	4	9	9	19

Total interest income	5,845	6,130	12,018	12,228

Interest Expense:
Interest on deposit accounts	1,915	2,039	3,999	4,096
Interest on short term borrowings	25	124	44	247
Interest on long term borrowings	1,212	945	2,461	1,870

Total interest expense	3,152	3,108	6,504	6,213

Net interest income	2,693	3,022	5,514	6,015
Provision for loan losses	454	1,459	541	1,649

Net interest income after provision for loan losses	2,239	1,563	4,973	4,366

Noninterest income:
Customer service fees	211	242	430	464
Gain on sale of investment securities	99	—	200	—
Other operating income	617	410	1,147	776

Total noninterest income	927	652	1,777	1,240

Noninterest expenses:
Salaries and employee benefits	1,661	1,241	3,137	2,813
Occupancy and equipment	221	229	450	444
Postage and supplies	79	86	160	155
Marketing expenses	103	83	196	167
Directors fees	66	46	133	106
Professional fees	89	127	199	236
Other noninterest expenses	703	352	1,121	687

Total noninterest expenses	2,922	2,164	5,396	4,608

Income before income taxes	244	51	1,354	998

Provision (benefit) for income taxes:	(13)	(54)	278	183

Net income	$257	$105	$1,076	$815

Basic net income per share of common stock	$.10	$.04	$.43	$.33

Diluted net income per share of common stock	$.10	$.04	$.43	$.33

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	06/30/08	06/30/07	06/30/08	06/30/07
Net Income	$257	$105	$1,076	$815

Other comprehensive loss, net of tax:
Unrealized holding losses on investment securities	(1,287)	(691)	(1,417)	(605)
Less reclassification adjustments for gains included in net income	61	—	124	—

Subtotal	(1,226)	(691)	(1,293)	(605)

Comprehensive Income (Loss)	$(969)	$(586)	$(217)	$210

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2008

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances at 12/31/2007	$12,409	$3,260	$8,610	$157	$24,436
Cumulative effect of a change in accounting principle (Note 5)	—	—	(75)	—	(75)
Net income	—	—	1,076	—	1,076
Other comprehensive loss, net of tax	—	—	—	(1,293)	(1,293)
Stock exercised pursuant to stock option plan	24	23	—	—	47
Stock based compensation	—	61	—	—	61
Cash dividends ($.34 per share)	—	—	(845)	—	(845)

Balances at 6/30/2008	$12,433	$3,344	$8,766	$(1,136)	$23,407

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	06/30/08	06/30/07
Operating activities
Net income	$1,076	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	234	224
Gain on sale of securities	(200)	—
Provision for loan losses	541	1,649
Deferred income tax (benefit)	(246)	(24)
Stock based compensation	61	110
Increase in cash surrender value of life insurance	(124)	(129)
Net change in:
Accrued interest receivable	389	201
Other assets	53	(903)
Accrued interest payable	(70)	17
Other liabilities	136	(1,230)

Net cash provided by operating activities	1,850	730

Investing activities
Activity in available-for-sale securities:
Sales	15,633	—
Maturities, payment and calls	4,622	2,749
Purchases	(34,074)	—
Activity in held to maturity securities:
Maturities, payment and calls	2,041	2,163
Purchase of restricted stock	(567)	(157)
Net increase in loans	(28,382)	(2,395)
Purchase of property and equipment	(22)	(283)

Net cash provided by (used for) investing activities	(40,749)	2,077

Financing activities
Net increase (decrease) in deposits	30,804	(3,015)
Repayment of notes payable to FHLB	(16,900)	(7,763)
Proceeds from notes payable to FHLB	28,800	10,250
Net decrease in short term borrowings	(1,004)	(5,910)
Proceeds from exercise of stock options	47	83
Tax benefit from stock option exercise	—	8
Cash dividends paid	(845)	(425)

Net cash provided by (used for) financing activities	40,902	(6,772)

Net (decrease) increase in cash and cash equivalents	2,003	(3,965)
Cash and equivalents, beginning of period	7,475	11,690

Cash and equivalents, end of period	$9,478	$7,725

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	6/30/08	6/30/07
Cash paid for
Income taxes	$605	$577

Interest	$6,574	$6,196

Non-cash investing and financing activities
Real estate acquired in satisfaction of mortgage	$1,030	$—

Unrealized losses before tax	$(1,293)	$(605)

Adoption of new accounting principle charged to retained earnings (Note 5)	$(75)	$—

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

During the first quarter of 2008, the Company made the decision to consider federal funds sold as cash equivalents and to make the same characterization in the 2007 quarterly financial statements. This resulted in net cash used by investing activities for the six months ended June 30, 2007 increasing from $1,821,000 to net cash provided by investing activities of $2,077,000 for the six months ended June 30, 2008. Cash and cash equivalents at the end of the six months ended June 30, 2008 increased to $7,725,000 as a result of this change.

Note 2 – Net Income per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the six months ended June 30, 2008 and June 30, 2007 were 2,483,483 and 2,476,414, respectively (basic) and 2,483,483 and 2,512,615, respectively (diluted). The weighted average common shares outstanding for the three months ended June 30, 2008 and June 30, 2007 were 2,484,295 and 2,478,988, respectively (basic) and 2,485,374 and 2,511,343, respectively (diluted). Anti-dilutive options totaling 318,230 and 63,300 have been excluded from the income per share calculation for the six months ended June 30, 2008 and June 30, 2007, respectively. Anti-dilutive options totaling 34,800 have been excluded from the income per share calculation for the three months ended June 30, 2008. There were no anti-dilutive options for the three months ended June 30, 2007.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2008, all loans considered to be impaired were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Amounts in thousands)		Fair Value Measurements at Reporting Date Using
Description	6/30/2008	Level 1	Level 2	Level 3
Available for sale securities	$91,483	$—	$91,483	$—

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

(Amounts in thousands)		Fair Value Measurements at Reporting Date Using
Description	6/30/2008	Level 1	Level 2	Level 3
Impaired loans	$4,985	$—	$—	$4,985

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2008 as compared to the quarter ended June 30, 2007, as well as results for the six months ended June 30, 2008 and June 30, 2007. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net income of $257,000, or $.10 per diluted share, for the quarter ended June 30, 2008, compared to $105,000, or $.04 per diluted share, for the quarter ended June 30, 2007, an increase of $152,000, or 144.8%. For the six months ended June 30, 2008, the Company reported consolidated net income of $1,076,000, or $.43 per diluted share, compared to $815,000 or $.33 per diluted share for the six months ended June 30, 2007, an increase of $261,000, or 32.0%.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2008 was $5,845,000, compared to $6,130,000 for the quarter ended June 30, 2007, a decrease of $285,000 or 4.6%. Total interest income for the six months ended June 30, 2008 decreased by $210,000 or 1.7%, from $12,228,000 for the six months ended June 30, 2007. Interest and fees on loans is the largest component of total interest income and decreased $672,000 or 13.2%, to $4,426,000 for the quarter ended June 30, 2008, compared to $5,098,000 for the quarter ended June 30, 2007 and decreased $873,000, or 8.6% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decline in interest and fees on loans for the three and six months ended June 30, 2008 was due primarily to the 325 basis points reduction in the federal funds rate by the Federal Open Market Committee since the second quarter of 2007. This drastic rate reduction, which occurred in the period from September 18, 2007 until April 30, 2008, affected approximately $140 million in loans indexed to the Wall Street Journal Prime Rate, which were immediately repriced. The average yields on the Company’s loan portfolio for the six months ended June 30, 2008 and June 30, 2007 were 6.56% and 8.04%, respectively. The loss of interest income as a result of repriced loans was slightly offset by increased average loan balances outstanding of $28,466,000 for the six months ended June 30, 2008 compared to the same period in 2007.

Interest income on investment securities increased by $414,000 in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due primarily to an approximate $28,045,000 increase in average balances of investment securities for the three months ended June 30, 2008 compared to the same period in 2007. Interest income on investment securities increased approximately $723,000 in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily as the result of an increase of approximately $23,282,000 in the average balances of investment securities for the six months ended June 30, 2008 compared to the same period in 2007. The yield curve for market interest rates steepened during the first half of 2008 and allowed opportunities for bond swap and leveraged transactions in the Bank’s investment portfolio which resulted in the increases in interest income on the investment portfolio and gains on the sale of securities. The weighted average yield on the investment portfolio was 5.50% on June 30, 2008, compared to 5.28% on June 30, 2007.

The Company’s total interest expense for the three months ended June 30, 2008 increased slightly to $3,152,000, compared to $3,108,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008 and June 30, 2007, total interest expense was $6,504,000 and $6,213,000, respectively, which was an increase of $291,000, or 4.7%. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of deposits of $20,764,000 and $15,227,000 for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, interest expense on deposits remained relatively stable, as a result of a decline in interest rates. Market interest rate decreases resulted in the average weighted rate on certificates of deposit declining from 4.89% at June 30, 2007 to 3.93% at June 30, 2008.

For the three months ended June 30, 2008, interest expense on short-term borrowings declined $99,000, or 79.8%, to $25,000, compared to $124,000 for the three months ended June 30, 2007. Interest expense on short-term borrowings was $44,000 for the six months ended June 30, 2008, compared to $247,000 for the six months ended June 30, 2007, a reduction of $203,000, or 82.2%. The primary reason for the decline in interest expense for the three and six month periods ended June 30, 2008 compared to the same periods in 2007, was due to the purchase of $15,000,000 in long term, callable borrowings in November 2007 as part of a leveraged investment transaction. These long term, callable borrowings replaced short term repurchase agreements and were obtained at lower interest rates.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $329,000, or 10.9%, to $2,693,000 for the quarter ended June 30, 2008, compared to $3,022,000 for the quarter ended June 30, 2007. For the six months ended June 30, 2008, net interest income before provision for loan losses decreased $501,000, or 8.3%, to $5,514,000 compared to $6,015,000 at June 30, 2007. The Company’s balance sheet is asset sensitive in the short term, meaning assets reprice faster than liabilities, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decline as interest rates fall. (See the above discussion of reductions in market interest rates).

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Loan Committee of the Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations and the results of the internal monitoring and reporting systems. Management also monitors historical statistical data for both the Bank and other financial institutions. The adequacy of the allowance for loan losses and the effectiveness of the monitoring and analysis system are also reviewed by the Bank’s regulators and the Company’s internal auditor.

The allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, future economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs and general conditions in the Company’s market area.

The provision for loan losses charged to operations during the three months ended June 30, 2008 was $454,000, compared to $1,459,000 for the same period in 2007. For the six months ended June 30, 2008, the loan loss provision was $541,000, compared with $1,649,000 for the same period in 2007. Provisions were made based on the results of the Company’s loan loss reserve model which was adopted in June 2007. An impaired loan for $1,287,398 was charged off in June 2007, resulting in large provisions in the three and six months ended June 30, 2007 that were significantly more than the provisions needed in the three and six months periods ended June 30, 2008. The charged-off loan was originated through a specialized “asset-based” lending program that the Company began in 1996, and after careful evaluation, discontinued in early 2007. Larger loan balances for the three and six months ended June 30, 2008 compared to the same periods in 2007 resulted in increased loan loss provisions when excluding the June 2007 impaired loan charge off. See also the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $275,000, or 42.2%, to $927,000 for the quarter ended June 30, 2008 compared to $652,000 for the quarter ended June 30, 2007. The increase was due primarily to a gain on sale of investment securities of $99,000 and increased fees generated by the Bank’s financial services division. Noninterest income increased $537,000, or 43.3% to $1,777,000 for the six months ended June 30, 2008, compared with $1,240,000 at June 30, 2007. The primary reasons for the increases are the result of a gain of $152,878 on the sale of an interest rate floor, gains of $200,451 on the sales of investment securities and increased fees of $132,000 generated by the Bank’s financial services division in the six months ended June 30, 2008, compared with the same period in 2007.

Noninterest Expenses

Total noninterest expenses for the three months ended June 30, 2008 increased 35.0%, or $758,000, to $2,922,000 compared to $2,164,000 for the three months ended June 30, 2007. For the six months ended June 30, 2008, total noninterest expenses increased $788,000, or 17.1%, to $5,396,000, from $4,608,000 for the same period in 2007. The largest component of noninterest expenses, salaries and employee benefits, increased $420,000, or 33.8%, for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Salaries and benefits increased approximately $324,000, or 11.5%, from $2,813,000 to $3,137,000 in the six months ended June 30, 2008, compared to the same period in 2007. The increase in salaries and benefits for the three and six months ended June 30, 2008 compared to the same period in 2007 is primarily attributable to management’s decision to reverse an accrual of incentive payments in June 2007, due to the Bank’s performance.

While salaries and employee benefits increased, occupancy and equipment and postage and supplies remained stable for the three and six months ended June 30, 2008 compared to the same periods in 2007. Marketing expenses increased 24.1%, or $20,000, and 17.4%, or $29,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. These increases were primarily the result of an increased effort to obtain low interest rate deposits. Directors’ fees increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 primarily as the result of the addition of two board members. Other noninterest expenses increased $351,000, or 99.7%, and $434,000, or 63.2%, for the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily as the result of increases in internet banking expenses, FDIC insurance assessments and expenses related to other real estate owned. Included in noninterest expenses was the write-off of construction in process charges totaling $247,000, related to the design of an administrative and operations center, the construction of which has been postponed.

The Company had a slight decrease in the tax benefit for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. While the second quarter of 2007 absorbed the large loan write off discussed previously, taxable income was reduced in the second quarter of 2008 by the write off of the construction in process costs and significant loan loss provisions. The tax expense for the six months ended June 30, 2008 increased $95,000, or 51.9%, to $278,000 from $183,000 in the six months ended June 30, 2007.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 69.9% of total earning assets as of June 30, 2008. Gross loans totaled $290,228,000 as of June 30, 2008, which is a $27,217,000, or 10.3%, increase over gross loans of $263,011,000 as of December 31, 2007. Adjustable rate loans totaled 67.0% of the loan portfolio as of June 30, 2008, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2008 was $2,639,000, or .91% of gross loans outstanding, compared to $2,233,000 or .85% of gross loans outstanding at December 31, 2007. The .06% increase in the allowance is a result of larger loan balances and increased non-performing loans at June 30, 2008 compared to December 31, 2007. As discussed above in “Provision for Loan Losses,” after several months of data entry and testing, the Company implemented a new loan loss model in June 2007 which has more complex features to provide greater precision and increased objectivity. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are also used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, an increase in the loan loss provision may be required, which would adversely affect the Company’s results of operations and financial condition.

At June 30, 2008, the Company had $5,854,000 in non-accruing loans, 23 impaired loans for $4,985,000, $50,000 in loans more than 90 days past due and still accruing interest and $1,072,000 in Other Real Estate Owned. This compares to $2,702,000 in non-accruing loans, one impaired loan for $1,354,000 and $100,000 loans more than 90 days past due and still accruing interest at December 31, 2007. Non-performing loans consisted of $4,597,000 in mortgage loans, $1,122,000 in commercial loans and $135,000 in consumer loans at June 30, 2008. Non-performing loans and Other Real Estate Owned as a percentage of average assets were 1.45% and 0.75% at June 30, 2008 and December 31, 2007, respectively.

Loans on non-accrual are reviewed monthly by management for possible impairment. Impaired loans at June 30, 2008 consisted mainly of commercial loans secured by real estate. The amount of the valuation allowance allocated to the impaired loans was $571,548 at June 30, 2008 compared to $64,844 at December 31, 2007. Non-performing loans have increased as economic conditions have declined.

Net charge-offs for the first six months of 2008 were approximately $135,000. Non-performing loans as a percentage of net loan loss reserve were 221.8% and 125.5% as of June 30, 2008 and December 31, 2007, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows. As of June 30, 2008, investment securities totaled $109,028,000 or 26.5% of total earning assets. Investment securities increased $9,877,000 or 10.0% from $99,151,000 as of December 31, 2007, due to the purchase of $8,720,000 in mortgage backed securities offset by the maturity of one municipal security for $250,000, the call of two municipal securities for $800,000 and cash inflows from principal prepayments on mortgage backed securities.

An increase in longer term market interest rates since December 31, 2007 resulted in an increase in unrealized losses in the Company’s investment portfolio. At June 30, 2007 the Company’s investment securities classified as Available for Sale had an amortized cost of $93,330,000 and a market value of $91,483,000 for an aggregate unrealized loss of $1,847,000. This compares to an amortized cost of $79,310,000 and a market value of $79,565,000 for an unrealized gain of $255,000 as of December 31, 2007 for those investment securities classified as Available for Sale. Management has evaluated the securities with an unrealized loss and concluded that none of these securities have impairment that is considered other than temporary. Of the $2,501,693 in gross unrealized losses at June 30, 2008, approximately $442,000 of this amount relates to equity securities and $556,000 relates to an asset backed security. Both of these securities have been in unrealized loss positions for less than twelve months. The remaining portion of the gross unrealized losses primarily relates to securities for which management has concluded are temporarily impaired due to changes in market interest rates. Management will continue to monitor these and other unrealized losses in its investment securities portfolio in future periods. To the extent that these unrealized losses are deemed to be other than temporary in future periods, we will record a charge to our income statement to reduce the cost basis of these securities to their fair value.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased $2,003,000, or 26.8%, to $9,478,000 at June 30, 2008, compared to $7,475,000 at December 31, 2007. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $30,804,000, or 12.6%, to $275,397,000 as of June 30, 2008 compared to $244,593,000 as of December 31, 2007. The increase in deposits during the six months ended June 30, 2008 is primarily the result of an increase of approximately $20,000,000 in brokered deposits combined with an increase in core deposits of approximately $10,000,000. In 2008 Bank management has initiated an emphasis on acquisition of core deposits in an effort to reduce its cost of funds.

At June 30, 2008 and December 31, 2007, interest-bearing deposits comprised 88.5% and 87.6% of total deposits, respectively. Included in these amounts were brokered deposits of $41,348,000, or 17.7%, and $21,717,000, or 8.9%, of total deposits at June 30, 2008 and December 31, 2007, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At June 30, 2008, total borrowings were $127,341,000, compared with $116,445,000 as of

December 31, 2007. Federal funds purchased were $2,000,000 and $3,004,000 at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta totaled $99,000,000 as of June 30, 2008 compared to $87,100,000 as of December 31, 2007. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.96% and 4.54% as of June 30, 2008 and December 31, 2007, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.88 years and 2.68 years as of June 30, 2008 and December 31, 2007, respectively.

In October 2004 and December 2006, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, to fully and unconditionally guarantee the trust preferred securities issued by the Trusts.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding; core deposits and borrowings. Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At June 30, 2008, core deposits totaled approximately $181 million, or 65.7%, of the Company’s total deposits, compared to approximately $171 million, or 69.9%, of the Company’s total deposits as of December 31, 2007.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. The cash dividends paid to shareholders are funded by dividends from the Company’s banking subsidiary. The Company purchased land in 2006 on which to build an operations center, and engaged an architect to design the building. In June 2008 management made the decision to postpone construction of the building. Therefore, the costs associated with the design of the building were expensed in second quarter 2008 earnings.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2008. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved in various legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

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

Our Annual Meeting of Shareholders was held on Thursday, April 24, 2008. The common shareholders voted for the election of four (4) directors to serve for terms of three (3) years each, expiring on the date of the 2011 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Nominees for Three Year Terms Expiring in 2011

Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Gary M. Griffin	1,454,388	—	44,926	—	—
Kenneth M. Harper	1,454,388	—	44,926	—	—
R. Dennis Hennett	1,454,388	—	44,926	—	—
David M. Rogers	1,451,898	—	47,416	—	—

The terms of office of the following directors continued after the meeting:

Class of 2009	Class of 2010
Mark S. Ashmore	Walter M. Burch
Harold K. James	Paul D. Lister
Steven M. Bateman	C. Don Wall
Raj K. S. Dhillon	Theron C. Smith, III

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 13, 2008	/s/ Kenneth M. Harper
Kenneth M. Harper
Chief Executive Officer

Dated: August 13, 2008	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.