Form 10-Q
period 2008-09-30
GREER BANCSHARES INC
filed 2008-11-12
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 10/31/08
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007 *
ASSETS
Cash and due from banks	$7,396	$7,049
Interest bearing deposits in banks	967	426
Federal funds sold	2,751	—

Cash and cash equivalents	11,114	7,475
Investment securities:
Held to maturity (fair value of approximately $16,436 and $19,281, respectively)	16,709	19,586
Available for sale	81,253	79,565
Loans, net of allowance for loan losses of $3,498 and $2,233, respectively	296,032	260,778
Premises and equipment, net	6,336	6,573
Accrued interest receivable	1,904	2,448
Restricted stock	5,510	4,943
Other assets	10,746	8,337

Total Assets	$429,604	$389,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Non interest-bearing	$33,177	$30,396
Interest-bearing	247,649	214,197

Total Deposits	280,826	244,593

Short term borrowings	3,000	3,004
Long term borrowings	125,341	113,441
Other liabilities	4,183	4,231

Total Liabilities	413,350	365,269

Stockholders’ Equity:
Preferred stock – no par value, 200,000 shares authorized	—	—
Common stock – par value $5 per share, 10,000,000 shares authorized, 2,486,692 and 2,481,836 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	12,433	12,409
Additional paid in capital	3,383	3,260
Retained earnings	1,150	8,610
Accumulated other comprehensive income (loss)	(712)	157

Total Stockholders’ Equity	16,254	24,436

Total Liabilities and Stockholders’ Equity	$429,604	$389,705

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Operations

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07
Interest Income:
Loans (including fees)	$4,682	$5,311	$13,911	$15,413
Investment securities:
Taxable	1,210	725	3,485	2,260
Exempt from federal income tax	222	245	695	735
Federal funds sold	4	2	36	84
Other	4	9	13	28

Total interest income	6,122	6,292	18,140	18,520

Interest Expense:
Interest on deposit accounts	1,854	2,032	5,853	6,128
Interest on short term borrowings	21	128	65	375
Interest on long term borrowings	1,264	1,048	3,725	2,918

Total interest expense	3,139	3,208	9,643	9,421

Net interest income	2,983	3,084	8,497	9,099
Provision for loan losses	928	30	1,469	1,679

Net interest income after provision for loan losses	2,055	3,054	7,028	7,420

Noninterest income:
Customer service fees	219	213	649	677
Gain on sale of investment securities	—	—	200	—
Impairment loss on investment securities	(7,935)	—	(7,935)	—
Other operating income	433	397	1,580	1,173

Total noninterest income (loss)	(7,283)	610	(5,506)	1,850

Noninterest expenses:
Salaries and employee benefits	1,250	1,440	4,387	4,253
Occupancy and equipment	245	252	695	696
Postage and supplies	76	75	236	230
Marketing expenses	105	110	301	277
Directors fees	66	42	199	148
Professional fees	95	97	294	333
Other noninterest expenses	399	312	1,520	999

Total noninterest expenses	2,236	2,328	7,632	6,936

Income (loss) before income taxes	(7,464)	1,336	(6,110)	2,334

Provision (benefit) for income taxes:	(271)	403	7	586

Net income (loss)	$(7,193)	$933	$(6,117)	$1,748

Basic net income (loss) per share of common stock	$(2.89)	$.38	$(2.46)	$.71

Diluted net income (loss) per share of common stock	$(2.89)	$.38	$(2.46)	$.70

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Loss

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07
Net Income (Loss)	$(7,193)	$933	$(6,117)	$1,748

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities	(7,511)	509	(8,679)	(96)
Less reclassification adjustments for losses included in net income (loss)	7,935	—	7,810	—

Subtotal	424	509	(869)	(96)

Comprehensive Income (Loss)	$(6,769)	$1,442	$(6,986)	$1,652

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2008

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances at 12/31/2007	$12,409	$3,260	$8,610	$157	$24,436
Cumulative effect of a change in accounting principle (Note 5)	—	—	(75)	—	(75)
Net loss	—	—	(6,117)	—	(6,117)
Other comprehensive loss, net of tax	—	—	—	(869)	(869)
Stock exercised pursuant to stock option plan	24	23	—	—	47
Stock based compensation	—	100	—	—	100
Cash dividends ($.51 per share)	—	—	(1,268)	—	(1,268)

Balances at 9/30/2008	$12,433	$3,383	$1,150	$(712)	$16,254

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	09/30/08	09/30/07
Operating activities
Net income (loss)	$(6,117)	$1,748
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	358	345
Gain on sale of securities	(200)	—
Gain on sale of interest rate floor	(153)	—
Other than temporary impairment of investment securities	7,935	—
Provision for loan losses	1,469	1,679
Deferred income tax (benefit)	(711)	129
Stock based compensation	100	138
Increase in cash surrender value of life insurance	(188)	(172)
Net change in:
Accrued interest receivable	544	48
Other assets	184	129
Accrued interest payable	70	483
Other liabilities	(95)	(994)

Net cash provided by operating activities	3,196	3,533

Investing activities
Activity in available-for-sale securities:
Sales	16,250	—
Maturities, payment and calls	6,987	4,350
Purchases	(34,073)	—
Activity in held to maturity securities:
Maturities, payment and calls	2,877	3,154
Purchase of restricted stock	(567)	(405)
Net increase in loans	(37,818)	(12,021)
Purchase of life insurance	—	(1,000)
Purchase of premises and equipment	(121)	(366)

Net cash used for investing activities	(46,465)	(6,288)

Financing activities
Net increase (decrease) in deposits	36,233	(11,399)
Repayment of notes payable to FHLB	(41,400)	(9,513)
Proceeds from notes payable to FHLB	53,300	15,000
Net increase (decrease) in short term borrowings	(4)	3,739
Proceeds from exercise of stock options	47	92
Tax benefit from stock option exercise	—	8
Cash dividends paid	(1,268)	(847)

Net cash provided by (used for) financing activities	46,908	(2,920)

Net (decrease) increase in cash and cash equivalents	3,639	(5,675)
Cash and equivalents, beginning of period	7,475	11,690

Cash and equivalents, end of period	$11,114	$6,015

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended
	9/30/08	9/30/07
Cash paid for
Income taxes	$791	$1,010

Interest	$9,573	$8,938

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$1,095	$—

Unrealized losses on investment securities net of tax	$(869)	$(96)

Adoption of new accounting principle charged to retained earnings (Note 5)	$(75)	$—

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

Note 2 – Income (Loss) per Common Share

Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during each period presented. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. There are no potential common shares assumed in the diluted net loss per share calculation because the impact would be antidilutive.

The weighted average common shares outstanding for the nine months ended September 30, 2008 and September 30, 2007 were 2,484,560 and 2,478,112, respectively (basic) and 2,484,560 and 2,509,547, respectively (diluted). The weighted average common shares outstanding for the three months ended September 30, 2008 and September 30, 2007 were 2,486,692 and 2,481,453, respectively (basic) and 2,486,692 and 2,503,511, respectively (diluted). Anti-dilutive options totaling 318,031 and 145,300 have been excluded from the income (loss) per share calculation for the nine months ended September 30, 2008 and September 30, 2007, respectively. Anti-dilutive options totaling 572 and 82,000 have been excluded from the income (loss) per share calculation for the three months ended September 30, 2008 and 2007, respectively.

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

Note 4 – Fair Value

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, (SFAS 157), and SFAS No. 159 The Fair Value Option for Financial Assets and Liabilities, (SFAS 159). SFAS No. 157, which was issued in September 2006, establishes a framework for using fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Upon adoption of SFAS 159, the Company did not elect to adopt the fair value option for any financial instruments.

SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, asset-backed securities and residential mortgage loans held-for-sale.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, impaired loans and highly structured or long-term derivative contracts.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, all loans considered to be impaired were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Amounts in thousands)		Fair Value Measurements at Reporting Date Using
Description	9/30/2008	Level 1	Level 2	Level 3
Available for sale securities	$81,253	$—	$81,253	—

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

(Amounts in thousands)		Fair Value Measurements at Reporting Date Using
Description	9/30/2008	Level 1	Level 2	Level 3
Impaired loans	$4,735	$—	$—	$4,735

Note 5 – Other than Temporary Impairment

The Bank holds 320,000 shares of Series S Federal National Mortgage Association (“FNMA”) preferred stock and one investment in an asset-backed security in its available-for-sale investment portfolio, with costs of approximately $8,049,000 and $1,000,000 at June 30, 2008, respectively.

On September 7, 2008, the United States Department of Treasury and the Federal Housing Finance Agency (“FHFA”) announced that both the FNMA and the Federal Home Loan Mortgage Corporation (“FHLMC”) were being placed under conservatorship and that management of the entities would be under the control of the FHFA, which is their regulator. The plan announced by the Treasury Department and the FHFA includes, among other things, the elimination of dividends on FNMA and FHMLC common and preferred stock. Further, the preferred stock of FNMA and FHLMC were also downgraded by rating agencies to below investment grade.

Subsequent to June 30, 2008, two of the approximately forty-five underlying trust preferred stock issuers in the asset-backed security defaulted under the terms of the indenture, one issuer deferred interest payments and the Bank’s ownership tranche was downgraded by rating agencies.

In view of these facts, management concluded the market value declines were other than temporary. The Bank recorded other than temporary impairment (“OTTI”) noncash charges of approximately $7,352,000 and

$583,000 through earnings on September 30, 2008, as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) with respect to its holdings of the FNMA preferred stock and the asset-backed security, respectively. The OTTI charges were based on the market values of the investments on that date, or a closing price of $2.18 per share for the FNMA preferred stock and approximately $444,000 for the asset-backed security as determined by a discounted cash flow analysis.

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FAS 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Bank adopted FAS 157-3 in the third quarter ended September 30, 2008.

In June 2008, the FASB issued a FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The guidance in this FSP applies to the calculation of earnings per share (“EPS”) under Statement 128 for share-based payment awards with rights to dividends or dividend equivalents. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued in fiscal years beginning after December 15, 2008. The Company is currently evaluating the effects of this FSP on its EPS calculation and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, as well as results for the nine months ended September 30, 2008 and September 30, 2007. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $7,193,000, or $2.89 per diluted share, for the quarter ended September 30, 2008, compared to consolidated net income of $933,000, or $.38 per diluted share, for the quarter ended September 30, 2007, a decrease of $8,126,000. For the nine months ended September 30, 2008, the Company reported a consolidated net loss of $6,117,000, or $2.46 per diluted share, compared to consolidated net income of $1,748,000 or $.70 per diluted share for the nine months ended September 30, 2007, a decrease of $7,865,000. The net losses for the three and nine months ended September 30, 2008 were the result of significant impairment charges taken in September. For additional information regarding the impairment charges, see the discussions below under “Noninterest Income (Loss)” and “Securities”. Had the impairment charges not been necessary, net income for the three months and nine months ended September 30, 2008 would have been approximately $405,000 and $1,481,000, respectively.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2008 was $6,122,000, compared to $6,292,000 for the quarter ended September 30, 2007, a decrease of $170,000 or 2.7%. Total interest income for the nine months ended September 30, 2008 decreased by $380,000 or 2.1%, from $18,520,000 for the nine months ended September 30, 2007. Interest and fees on loans is the largest component of total interest income and decreased $629,000 or 11.8%, to $4,682,000 for the quarter ended September 30, 2008, compared to $5,311,000 for the quarter ended September 30, 2007 and decreased $1,502,000, or 9.7% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decline in interest and fees on loans for the three and nine months ended September 30, 2008 was due primarily to the 275 basis points reduction in the federal funds target rate by the Federal Open Market Committee since the third quarter of 2007. This drastic rate reduction, which occurred in the period from October 31, 2007 until April 30, 2008, affected approximately $140 million in loans indexed to the Wall Street Journal Prime Rate, which were immediately repriced. Approximately $44 million of the Bank’s loans indexed to the WSJ Prime Rate have floors of 5.0% or higher and will not be affected by further declines in the prime rate. The average yields on the Company’s loan portfolio for the nine months ended September 30, 2008 and September 30, 2007 were 6.16% and 7.84%, respectively. The loss of interest income as a result of repriced loans was slightly offset by increased average loan balances outstanding of $33,408,000 for the nine months ended September 30, 2008 compared to the same period in 2007.

Interest income on investment securities increased by $462,000 in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due primarily to an approximate $29,519,000 increase in average balances of investment securities for the three months ended September 30, 2008 compared to the same period in 2007. Interest income on investment securities increased approximately $1,185,000 in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily as the result of an increase of approximately $25,373,000 in the average balances of investment securities for the nine months ended September 30, 2008 compared to the same period in 2007. The yield curve for market interest rates steepened during the first half of 2008 and allowed opportunities for bond swap and leveraged transactions in the Bank’s investment portfolio which resulted in the increases in interest income on the investment portfolio and gains on the sale of securities. The weighted average yield on the investment portfolio was 5.59% on September 30, 2008, compared to 5.31% on September 30, 2007.

The Company’s total interest expense for the three months ended September 30, 2008 decreased slightly to $3,139,000, compared to $3,208,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and September 30, 2007, total interest expense was $9,643,000 and $9,421,000, respectively, which was an increase of $222,000, or 2.4%. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of deposits of $36,455,000 and $22,366,000 for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, interest expense on deposits remained relatively stable, as a result of a decline in interest rates. Market interest rate decreases resulted in the weighted average rate on certificates of deposit declining from 4.91% at September 30, 2007 to 3.66% at September 30, 2008.

For the three months ended September 30, 2008, interest expense on short-term borrowings declined $107,000, or 83.6%, to $21,000, compared to $128,000 for the three months ended September 30, 2007. Interest expense on short-term borrowings was $65,000 for the nine months ended September 30, 2008, compared to $375,000 for the nine months ended September 30, 2007, a reduction of $310,000, or 82.7%. The primary reason for the decline in interest expense on short-term borrowings for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007, was due to the issuance of $15,000,000 in long term, callable borrowings in November 2007 as part of a leveraged investment transaction. These long term, callable borrowings replaced short term repurchase agreements and were obtained at lower interest rates.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $101,000, or 3.3%, to $2,983,000 for the quarter ended September 30, 2008, compared to $3,084,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008, net interest income before provision for loan losses decreased $602,000, or 6.6%, to $8,497,000 compared to $9,099,000 at September 30, 2007. The Company’s balance sheet is asset sensitive in the short term, meaning assets reprice faster than liabilities, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decline as interest rates fall. (See the above discussion of reductions in market interest rates).

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

The allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss inherent in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquency, charge-offs and general conditions in the Company’s market area.

The provision for loan losses charged to operations during the three months ended September 30, 2008 was $928,000, compared to $30,000 for the same period in 2007. The increase was due primarily to provisions of approximately $779,000 related to the valuation of two impaired loans. For the nine months ended September 30, 2008, the loan loss provision was $1,469,000, compared with $1,679,000 for the same period in 2007. Provisions were made based on the results of the Company’s loan loss reserve model which was adopted in June 2007. An impaired loan for $1,287,398 was charged off in June 2007, resulting in large provisions in the nine months ended September 30, 2007. The charged-off loan was originated through a specialized “asset-based” lending program that the Company began in 1996, and after careful evaluation, discontinued in early 2007. Updated appraisals obtained during the impaired loan valuation analysis that showed decreased market values resulted in significant increases to the loan loss provision in the three and nine months ended September 30, 2008. See also the discussion below under “Allowance for Loan Losses.”

Noninterest Income (Loss)

Noninterest income decreased to a loss of $7,283,000 for the quarter ended September 30, 2008 compared to income of $610,000 for the same period in 2007. Noninterest income decreased to a loss of $5,506,000, for the nine months ended September 30, 2008, compared with income of $1,850,000 at September 30, 2007. The primary reasons for the decreases are related to impairment losses recorded September 30, 2008. Impairment loss on investment securities for the three and nine months ended September 30, 2008 is the result of declines in the value of Fannie Mae preferred stock and in the value of an asset-backed security. In September management made the determination that the Fannie Mae preferred stock and a trust-preferred pool were “other than temporarily impaired.” See discussion under “Balance Sheet Review.” This loss was slightly offset by the gains occurring in the first six months of 2008 of $152,878 on the sale of an interest rate floor and $200,451 on the sales of investment securities and increased earnings from the Bank’s financial services division. Greer Financial Services revenue increased approximately $137,000 in the nine months ended September 30, 2008 compared to the same period in 2007. The increase can be attributed to a change in personnel in that division, as well as, new investment advice strategies and a change in the fee arrangement.

Noninterest Expenses

Total noninterest expenses for the three months ended September 30, 2008 decreased 3.9%, or $92,000, to $2,236,000 compared to $2,328,000 for the three months ended September 30, 2007. For the nine months ended September 30, 2008, total noninterest expenses increased $696,000, or 10.0%, to $7,632,000, from $6,936,000 for the same period in 2007. Salaries and employee benefits, decreased $190,000, or 13.2%, for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This decrease is primarily attributable to management’s decision in September 2008 to reverse an accrual of incentive payments since the Bank’s earnings goals for 2008 will not be met. Salaries and benefits increased approximately $134,000, or 3.2%, from $4,253,000 to $4,387,000 in the nine months ended September 30, 2008, compared to the same period in 2007. The increase in salaries and benefits for the nine months ended September 30, 2008 compared to the same period in 2007 is related primarily to 2008 salary increases, partially offset by the incentive accrual reversal.

While salaries and employee benefits increased, occupancy and equipment, postage and supplies, marketing and professional fees remained stable for the three and nine months ended September 30, 2008 compared to the same periods in 2007. Directors’ fees increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 primarily as the result of the addition of two board members. Other noninterest expenses increased $87,000, or 27.9%, and $521,000, or 52.2%, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 primarily as the result of increases in FDIC insurance assessments and expenses related to other real estate owned. Included in 2008 noninterest expenses was the second quarter write-off of construction in process charges totaling $247,000, related to the design of an administrative and operations center, the construction of which has been postponed.

Income Tax Expense

The Company had an increase in the tax benefit of $674,000 and a decrease in the tax provision of $579,000 for the three and nine months ended September 30, 2008 compared to the same periods in 2007, respectively, due to the state tax benefits generated from the impairment loss on investments. Because the FNMA preferred stock is considered a capital item for federal tax purposes at September 30, 2008, the other-than-temporary impairment charge results in a capital loss and can only be used to offset current capital gains and capital gains going forward five years, thus generating a deferred tax asset for federal tax purposes. Due to the current composition of the investment portfolio and other assets held by the Bank, it is not likely that the Bank would be able to generate capital gains; therefore, a federal tax valuation allowance of approximately $2,500,000 was created. New tax law was enacted October 3, 2008 to allow the treatment of the impairment charge as an ordinary loss. As a result of the new tax treatment, the federal income tax valuation allowance will be reversed in October 2008.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 72.9% of total earning assets as of September 30, 2008. Gross loans totaled $299,530,000 as of September 30, 2008, which is a $36,519,000, or 13.9%, increase over gross loans of $263,011,000 as of December 31, 2007. Adjustable rate loans totaled 67.4% of the loan portfolio as of September 30, 2008, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2008 was $3,498,000, or 1.17% of gross loans outstanding, compared to $2,233,000 or .85% of gross loans outstanding at December 31, 2007. The increase of $1,265,000, or .32%, in the allowance is primarily a result of increased non-performing loans and impaired loan valuations at September 30, 2008 compared to December 31, 2007, slightly offset by loan charge-offs. The allowance at September 30, 2008 includes an allocation of $1,545,000 for valuation allowances related to impaired loans compared to $65,000 at December 31, 2007. As discussed above in “Provision for Loan Losses,” after several months of data entry and testing, the Company implemented a new loan loss model in June 2007 which has more complex features to provide greater precision and increased objectivity in estimating the allowance. Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, and other relevant risk factors are also used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required, which would adversely affect the Company’s results of operations and financial condition.

At September 30, 2008, the Company had $6,454,000 in non-accruing loans, twenty-five impaired loans totaling $6,335,000, $12,000 in loans more than 90 days past due and still accruing interest and $1,137,000 in Other Real Estate Owned. This compares to $2,702,000 in non-accruing loans, one impaired loan for $1,354,000 and $100,000 in loans more than 90 days past due and still accruing interest at December 31, 2007. Non-performing loans consisted of $4,845,000 in mortgage loans, $1,508,000 in commercial loans and $101,000 in consumer loans at September 30, 2008. Non-performing loans and Other Real Estate Owned as a percentage of average assets were 1.56% and 0.75% at September 30, 2008 and December 31, 2007, respectively.

Loans on non-accrual are reviewed monthly by management for possible impairment. Impaired loans at September 30, 2008 consisted mainly of commercial loans secured by real estate. The amount of the valuation allowance allocated to the impaired loans was $1,545,000 at September 30, 2008 compared to $64,844 at December 31, 2007. Non-performing loans have increased as economic conditions have declined.

Net charge-offs for the first nine months of 2008 were approximately $204,000. Net loan loss reserves as a percentage of non-performing loans were 54.2% and 82.6% as of September 30, 2008 and December 31, 2007, respectively.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows. As of September 30, 2008, investment securities totaled $97,962,000 or 23.9% of total earning assets. Investment securities decreased $1,189,000 or 1.2% from $99,151,000 as of December 31, 2007, due to the maturity of one municipal security for $250,000, the call of two municipal securities for $1,400,000, the impairment valuation for $7,935,000 discussed below and cash inflows from principal prepayments on mortgage backed securities, netted against the purchase of $16,440,000 in mortgage backed securities.

On September 7, 2008, the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (“FHFA”) announced that the FHFA was placing the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) under conservatorship. Dividends on FNMA preferred securities were suspended and the preferred stocks of FNMA and FHLMC were downgraded by rating agencies to below investment grade. After the conservatorship was announced, the market value of such preferred stock decreased significantly. After much research and discussion, management determined the market value impairment was other than temporary and reduced the cost basis to the fair value at September 30, 2008. As a result, $7,351,310 was charged to “impairment loss on investment securities” to record an adjustment of the cost to of the FNMA preferred stock to $697,600. Further impairments may be necessary in future periods if values continue to decline and are deemed other than temporary.

In addition, management determined the market value decline in an asset-backed security to be other than temporary due to the default of two of approximately forty-five underlying trust preferred security issuers, the deferral of interest payments by one issuer and the downgrade of the investment rating of the Bank’s tranche by rating agencies. The cost basis was reduced to the fair value as determined by a discounted cash flow analysis at September 30, 2008. As a result, $583,319 was charged to impairment loss on investment securities to record a new cost of $444,266. Further impairments may be necessary in future periods if values continue to decline and are deemed other than temporary.

An increase in longer term market interest rates since December 31, 2007 resulted in an increase in unrealized losses in the Company’s investment portfolio. At September 30, 2008 the Company’s investment securities classified as Available for Sale had an amortized cost of $82,332,000 and a market value of $81,253,000 for an aggregate unrealized loss of $1,079,000. This compares to an amortized cost of $79,310,000 and a market value of $79,565,000 for an unrealized gain of $255,000 as of December 31, 2007 for those investment securities classified as Available for Sale. Management has evaluated the remaining securities at September 30, 2008 with an unrealized loss and concluded that none of these securities have impairment that is considered other than temporary. The entire gross unrealized losses relate to securities for which management has concluded are temporarily impaired due to changes in market interest rates. Management will continue to monitor these and other unrealized losses in its investment securities portfolio in future periods. To the extent that these unrealized losses are deemed to be other than temporary in future periods, we will record a charge to our income statement to reduce the cost basis of these securities to their fair value.

Cash and Cash Equivalents

The Company’s cash and cash equivalents increased $3,639,000, or 48.7%, to $11,114,000 at September 30, 2008, compared to $7,475,000 at December 31, 2007. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $36,233,000, or 14.8%, to $280,826,000 as of September 30, 2008 compared to $244,593,000 as of December 31, 2007. The increase in deposits during the nine months ended September 30, 2008 is primarily the result of an increase of approximately $25,700,000 in brokered deposits combined with an increase in core deposits of approximately $10,500,000. In 2008 Bank management has focused on the acquisition of core deposits in an effort to reduce its cost of funds.

At September 30, 2008 and December 31, 2007, interest-bearing deposits comprised 88.7% and 87.6% of total deposits, respectively. Included in these amounts were brokered deposits of $47,400,000, or 17.7%, and $21,717,000, or 8.9%, of total deposits at September 30, 2008 and December 31, 2007, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At September 30, 2008, total borrowings were $128,341,000, compared with $116,445,000 as of December 31, 2007. Federal funds purchased were $3,000,000 and $3,004,000 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta totaled $99,000,000 as of September 30, 2008 compared to $87,100,000 as of December 31, 2007. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.82% and 4.54% as of September 30, 2008 and December 31, 2007, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.93 years and 2.68 years as of September 30, 2008 and December 31, 2007, respectively.

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

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2008, core deposits totaled approximately $182 million, or 64.8%, of the Company’s total deposits, compared to approximately $171 million, or 69.9%, of the Company’s total deposits as of December 31, 2007.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $37,600,000 at September 30, 2008 and December 31, 2007, approximately $19,600,000 were available for use as of each of those dates. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $99,000,000 and $87,100,000 at September 30, 2008 and December 31, 2007, respectively. Unused available FHLB borrowings totaled approximately $17,340,000 and $19,700,000 at September 30, 2008 and December 31, 2007, respectively, and were subject to collateral availability.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and sales of other classes of assets.

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

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2008 and 2009. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Prior to the OTTI charge discussed above under “Securities,” the Bank’s capital exceeded the levels defined as “well-capitalized” under regulatory standards, or Leverage, Tier 1 Risk-based and Total Risk-based capital ratios of at least 5.00%, 6.00% and 10.00%, respectively. As a result of the $7,935,000 impairment charge, the Bank’s capital is now considered “adequate” under regulatory standards. At September 30, 2008, the Bank’s Leverage, Tier 1 Risk-based and Total Risk-based capital ratios were 6.30%, 8.03% and 9.08%, respectively. Although at the end of the third quarter 2008 the Bank met the minimum for two of the three ratios, the Bank’s Total Risk-based Capital fell below 10%, the minimum required to be well-capitalized. The primary regulatory impact of the Bank being “adequately” capitalized is that it is subject to restrictions on using brokered deposits and the payment of above market rates on deposits. The Bank has received permission from its primary federal regulator, the FDIC, to generally maintain brokered certificates of deposit at current levels. Also, management does not believe that the deposit interest restriction will materially affect its deposit procurement.

Management is considering several options to increase the Bank’s capital in order to return to a “well-capitalized” position as soon as possible. These options include, but are not limited to: securities issuance, balance sheet management, limiting dividend payouts, obtaining a holding company loan to be transferred to the Bank as capital and participation in the U.S. Department of Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program.

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

•

reduced earnings due to higher credit losses owing to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior or other causes;

•	the concentration of our portfolio in real estate based loans and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or other regulatory requirements;

•	market risk and inflation;

•	level, composition and re-pricing characteristics of our securities portfolios;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	our reliance on secondary sources of liquidity such as FHLB advances, federal funds lines of credit from correspondent banks and brokered time deposits, to meet our liquidity needs;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including recently enacted and proposed legislation;

•	adequacy of the level of our allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2008. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below are additions to the risk factors previously disclosed in Part I-Item 1A of our Form 10-K:

Our use of brokered deposits may be limited as a result of our decline in capital ranking to “adequately capitalized,” which may require us to curtail our asset base and growth.

We solicit deposits from brokers because our banking offices do not attract enough deposits to fund all of the loans that we make. These “brokered deposits” represent funds that brokers gather from third parties and package in batches in order to find higher interest rates that are typically available for certificates of deposits with large balances, as compared to individually deposited smaller denomination deposits. Deposit holders then earn a higher rate on the money that they have invested. The broker charges a fee for its service. Brokered deposits are available in bulk, and do not require any investments in branch offices or branch personnel or spending for marketing or education of employees. At December 31, 2007 and September 30, 2008, approximately $21,717,000 and $47,477,000, respectively, of our deposits were brokered deposits.

A well-capitalized bank may accept brokered deposits without restriction. Adequately capitalized banks may only accept or renew such deposits with the consent of the FDIC. As a result of the $7,935,000 impairment charge discussed above under “Balance Sheet Review,” the Bank is no longer well-capitalized but is now considered adequately capitalized. Although we have received permission from the FDIC, in general, to maintain brokered deposits at current levels, in the future the FDIC may deny permission, or may permit us to accept fewer brokered deposits than the level we consider desirable. Also, our ability to expand the use of brokered deposits to fund our growth or otherwise has been limited. If it were required to reduce its level of brokered deposits, the Bank would have to reduce its assets and, most likely, curtail its lending activities. Any reduction could have an adverse affect on our revenues.

Market conditions may adversely affect our ability to continue to rely on brokered deposits as a source of funds and cause us to seek alternative sources that may not be on terms favorable to us.

Brokered deposits are normally more costly than traditional core deposits, as they carry a higher blended interest rate. If market conditions change, brokers may transfer deposited funds from us into other investments or demand higher interest rates for new deposits. Moreover, brokers operate in a national market and will place funds with banks that offer to pay the highest interest rates. Unlike businesses and individuals who bank with us in our market, there is no basis for a business relationship with deposit brokers that would provide a stable deposit base. There is a higher likelihood that, unlike deposits from our local customers, the funds that brokers provide us will not remain with us after maturity.

We could be confronted with the choice of curtailing our lending activity or paying above market interest rates in order to attract and retain deposits. Either action could reduce our net income. Our inability to keep our deposit growth on pace with the growth of our loan portfolio may affect our net income. In this situation, we may need to obtain alternative sources of funding, which may or may not be available to us on terms that we consider favorable.

Liquidity needs could adversely affect our financial condition and results of operation.

The primary sources of funds for our bank are customer deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability.

Also, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to customers on alternative investments and general economic conditions. Accordingly, we are required to rely on secondary sources of liquidity in the funding of our institution, including routine withdrawal demands. Such sources include proceeds from FHLB advances, federal funds lines of credit from correspondent banks and brokered deposits. While we believe these sourced are currently adequate, there can be no assurance that they will be sufficient to meet future liquidity demands, particularly given the need to fund growth and increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

There have been no other material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

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

GREER BANCSHARES INCORPORATED

Dated: November 12, 2008	/s/ Kenneth M. Harper
Kenneth M. Harper
Chief Executive Officer

Dated: November 12, 2008	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.