Form 10-K
period 2008-12-31
GREER BANCSHARES INC
filed 2009-03-31
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,999,053 shares) as of June 30, 2008 was approximately $23,488,873. For the purpose of this response, officers, directors and holders of 5% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 20, 2008
Common Stock, $5.00 par value per share	2,486,682 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders (and an attachment comprising a portion thereof) for the year ended December 31, 2008 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Item 1.	Business

Forward Looking Statements

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

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices and one commercial and mortgage loan production office located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office, located at 601 North Main Street, Greer, South Carolina 29650, was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, South Carolina 29687. In September 2007, the Bank opened a commercial and mortgage loan production office at 103 C-2 Regency Commons Drive in Greer, South Carolina 29650.

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

The Bank’s core deposits consist of retail checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit. These deposits, along with short-term borrowings, long-term borrowings, and brokered deposits, are used to support our asset base. Retail deposits comprise approximately 83% of total deposits, with brokered certificates of deposits comprising approximately 17% of total deposits at December 31, 2008. Management continues to target the conversion of brokered certificates to retail deposits over time. However, in the current economic environment, management believes all deposits are valuable and that access to general liquidity will be important for all banks for at least the next two years. Given the fact that, historically, the Bank’s brokered certificates base has been less expensive than borrowing rates, it is likely that management will work to maintain the longstanding relationships the Bank has with its brokered certificate issuers to preserve the generally lower cost from these liabilities. Prospectively, management anticipates that attraction of retail deposits will reduce the reliance on brokered certificates of deposit. See additional discussion in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”

Lending Activities

General—The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans and other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment. The obligations of state and political subdivisions consist of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2008, 96% of the Bank’s loan portfolio is secured and 77% of the total loan portfolio is secured by real estate.

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

While the Bank does not make it a practice of establishing an interest reserve account as part of the loan funding amount, it is a common practice in the industry to allow an interest reserve account during the initial construction phase of a real estate project. The Bank’s loan portfolio contained eight construction and land developments loans totaling approximately $6,700,000 with interest reserve accounts at December 31, 2008. The nature of the interest reserve was analyzed along with the performance of the loan, underlying collateral value and the schedule of lot releases to determine if any of the loans should be placed on nonaccrual status. Management determined that all of these loans with interest reserves were performing adequately. As such, none were placed on nonaccrual as of December 31, 2008.

Residential Real Estate Loans—The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% with the majority having fixed rates of interest. The Bank is currently not adding fixed rate residential mortgages to the loan portfolio, but instead originates these loans for investor mortgage companies and receives an origination fee. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 80%. The loan-to-value ratios on mortgages minimize the risk on these loans.

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

Loan Risk Management—The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2008, the legal lending limit amount for the Bank to lend to any one borrower was approximately $4,895,000. See additional discussion of risk management related to lending activities at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” and —“Risk Elements” in this report.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are thirteen competitor banks (none of which are headquartered in Greer) with eighteen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of December 31, 2008 the Bank held approximately 27.17% of the Federal Deposit Insurance Corporation (“FDIC”) insured deposits in the Greer market.

Employees

As of December 31, 2008, the Bank had 100 employees, 90 of whom are full-time. The Company does not have any employees other than its two executive officers.

Available Information

The Company files and furnishes reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These reports are provided on our website at www.greerstatebank.com as soon as reasonably practicable after they have been filed electronically with the SEC. These filing are also accessible on the SEC’s website at www.sec.gov. In addition, we make available on our website filings reporting stock ownership by directors, officers, and beneficial owners of more than 10% of our common stock pursuant to Section 16 of the

Securities Exchange Act of 1934. The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA authorized the United States Department of Treasury (the “Treasury”) to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary of the Treasury’s authority under TARP expires on December 31, 2009 unless the Secretary of the Treasury certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Pursuant to the authority granted under the EESA, the Treasury created the TARP Capital Purchase Program (“CPP”) pursuant to which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of their risk-weighted assets and not more than the lesser of $25 billion or 3% of their risk-weighted assets.

The Company elected to participate in the CPP. Specifically, the Company issued and sold to the Treasury (i) 9,993 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, having a liquidation preference of $1,000 per share (the “Series SP Preferred Stock”) and (ii) a Warrant to purchase 500.005 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, having a liquidation preference of $1,000 per share (the “Series WP Preferred Stock”), at an initial price of $0.01 per share (the “Warrant”), all for an aggregate purchase price of $9,993,000 in cash. The Warrant was exercised by the Treasury immediately on January 30, 2009 pursuant to a cashless exercise, and 500 shares of Series WP Preferred Stock were issued to the Treasury and the Warrant was cancelled.

Both the Series SP Preferred Stock and the Series WP Preferred Stock will be accounted for as components of Tier 1 capital. As a result, the Company, which on December 31, 2008 was rated as “adequately capitalized” under regulatory capital guidelines, now qualifies as “well capitalized.”

The Series SP Preferred Stock pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board of Directors. The Series SP Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon the liquidation and dissolution and the winding up of the Company. The Series SP Preferred Stock is generally non-voting.

Pursuant to the purchase agreement with the Treasury, the Company may redeem the Series SP Preferred Stock at par after February 15, 2012. Prior to this date, the Company may redeem the Series SP Preferred Stock at par only if (i) the Company has raised aggregate gross proceeds in one or more “Qualified Equity Offerings” (as defined in the Articles of Amendment and set forth below) in excess of $2,498,250 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption of the Series SP Preferred Stock is subject to the consent of the Board of Governors of the Federal Reserve System.

However, under the American Recovery and Reinvestment Act of 2009, which was enacted subsequent to the Company’s CPP transaction, the repayment restrictions described above have been loosened. In particular, repayment of CPP funds may come from other than Qualified Equity Offerings. See “The American Recovery and Reinvestment Act” below.

The terms of the Series WP Preferred Stock are substantially identical to those of the Series SP Preferred Stock. Differences include the payment under the Series WP Preferred Stock of cumulative dividends at a rate of 9% per year, and such stock may not be redeemed while shares of the Series SP Preferred Stock are outstanding.

The Articles of Amendment define a “Qualified Equity Offering” to mean the sale and issuance for cash by the Company, to persons other than the Company or any Company subsidiary after the closing, of shares of perpetual preferred stock, common stock, or any combination of such stock, that, in each case, qualify as and may be included in Tier 1 capital of the Company at the time of issuance under the applicable risk-based guidelines of the Company’s federal banking agency (other than any such sales and issuances made pursuant to agreements or arrangements entered into, or pursuant to financing plans, which were publicly announced, on or prior to November 17, 2008).

Prior to January 30, 2012, unless the Company has redeemed the Series SP Preferred Stock and the Series WP Preferred Stock or the Treasury has transferred the Series SP Preferred Stock and Series WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008) or make any distribution on our Junior Stock (as defined below). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series SP Preferred Stock and the Series WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our Junior Stock and Parity Stock (as defined below), other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury.

Additionally, under the Articles of Amendment, the Company’s ability to declare or pay dividends or purchase its common stock or other equity or capital securities will be subject to restrictions in the event that it fails to declare or pay (or set aside for payment) all dividends payable on the Series SP Preferred Stock and the Series WP Preferred Stock.

“Junior Stock” means the common stock and any other class or series of stock of the Company, the terms of which expressly provide that it ranks junior to the Series SP Preferred Stock and Series WP Preferred Stock as to dividend rights and/or rights of liquidation, dissolution or winding up of the Company. “Parity Stock” means any class or series of stock of the Company, the terms of which do not expressly provide that such class or series will rank senior or junior to the Series SP Preferred Stock and the Series WP Preferred Stock as to dividend rights and/or rights of liquidation, dissolution or winding up of the Company (in each case without regard to whether dividends accrue cumulatively or non-cumulatively).

Under the terms of the purchase agreement, the Company became subject to the executive compensation and corporate governance requirements of Section 111(b) of the EESA as implemented by any guidance or regulation under Section 111(b) of the EESA that has been issued and is in effect as of the issuance of the Series SP Preferred Stock and the Warrant. Accordingly, until such time as the Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company is required to take all necessary action to insure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the EESA, and agree not to adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA. Pursuant to these requirements, the Company’s senior executive officers – consisting of Kenneth M. Harper, President and Chief Executive Officer; J. Richard Medlock, Chief Financial Officer; and Victor K. Grout, Executive Vice President of Greer State Bank, the Company’s banking subsidiary – executed a Senior Executive Officer Waiver whereby such senior executive officers waived any claims against the United States or their employer for any changes to their compensation or benefits that are required to comply with applicable regulations issued by the Treasury with respect to the TARP Purchase Program. In addition, such executives entered into an Amendment to Compensation Agreements for Senior Officers of Greer Bancshares Incorporated whereby each executive voluntarily released the Company from any and all obligations to pay compensation prohibited by Section 111 of the EESA or any related regulations.

Temporary regulations promulgated by Treasury under the authority of Section 111 of EESA included certain limitations on compensation to certain named executive officers and other of our officers. On February 17, 2009, Section 111 of EESA was amended in its entirety by The American Recover and Reinvestment Act of 2009, as discussed below. As of the date of this report, Treasury had not issued any new regulations under Section 111.

The EESA also temporarily increased the amount of deposit coverage for deposits at banks, thrifts and credit unions for deposits that are subject to deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 per applicable depositor. This coverage is set to return to $100,000 per applicable depositor on December 31, 2009 unless extended by the Treasury Department.

Temporary Liquidity Guaranty Program. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt issued by a participating entity on or after October 14, 2008 through and including June 30, 2009, that is 31 days or greater, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program is voluntary. Participating institutions are assessed fees based on a sliding scale, depending on the length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts.

Greer State Bank elected to participate in the transaction account coverage for the additional 10-basis point surcharge. The Bank chose not to participate in the senior unsecured debt portion of the program.

The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), which amends and EESA under which TARP was created. The Treasury has not yet published implementing regulations under the Recovery Act, but these are expected soon. Under Section 111 of the Recovery Act, existing compensation requirements have been amended, and TARP recipients will be subject to new corporate governance obligations such as mandating “say on pay” shareholder voting rights, the creation of compensation committees, limiting “luxury” expenditures, and the imposition of a new compensation “clawback” right on the 25 most highly paid executives. All companies receiving government assistance must ensure compliance with these executive compensation provisions.

New EESA Section 111(e) requires that any TARP recipient seek non-binding shareholder approval of executive compensation, which must be disclosed pursuant to U.S. Securities and Exchange Commission (“SEC”) rules. The shareholder vote is not binding on the board and compensation committee. The proxy statement must include a vote specifically on the compensation of executives as disclosed under the SEC executive compensation disclosure rules. This requirement applies to proxies filed with the SEC after February 17, 2009. The Company has included such a proposal in its proxy statement for its May 14, 2009 Annual Meeting.

New EESA Section 111(b)(4) requires that the CEO and CFO of each TARP recipient provide a written certification of compliance with the new executive compensation provisions to the SEC in the TARP recipient’s annual filings. The implementation of this provision awaits new Treasury regulations.

Each TARP Recipient must establish a compensation committee, solely composed of independent directors that will meet at least twice a year to review the TARP recipient’s employee compensation plans and assess any risks posed to the TARP recipient as a result of such plans. A company whose shares are not registered under the Exchange Act that receives less than $25 million in TARP funds may fulfill this requirement with its full board of directors. The Company has a Compensation/Human Resources Committee, which has concluded its initial risk evaluation of the Company’s executive compensation plans.

Under the Recovery Act, the term “golden parachute payment” has been broadened to mean any payment to a senior executive officer for departure from a company for any reason, except for payments for services performed or benefits accrued. During the TARP Period, the TARP recipient may not pay any Senior Executive Officer or any of the next five highest-paid employees a golden parachute payment. Senior Executive Officer means “an individual who is one of the top 5 highly paid executives of a public company, whose compensation is required to be disclosed pursuant to the Securities Exchange Act of 1934, and any regulations issued thereunder, and non-public company counterparts.”

The existing regulations require that the Senior Executive Officers agree to return any incentive compensation, including the proceeds of any securities-based compensation, which was paid based on materially inaccurate financial statements or performance metric criteria. If the payment is made or accrues to the individual during the period Treasury holds the investment, the recovery can occur at any point in the future, including after the securities held by Treasury have been redeemed. This group of individuals from whom recovery may be sought is now extended beyond the Senior Executive Officers, to include the next 20 most highly compensated employees. As drafted, there is no requirement that this group of individuals be executive officers.

Provisions were included in the Recovery Act to limit bonuses, retention awards and incentive compensation by fund recipient’s highly compensated employees. Subject to certain exceptions, a TARP Recipient may not pay or accrue any “bonus, retention award, or incentive compensation” to certain employees. The Treasury is allowed to impose additional restrictions if it feels it is in the public’s best interest. The limit on bonuses is directly tied to the amount of TARP funds received:

•	If less than $25 million, the restriction only applies to the most highly compensated employee;

•

If at least $25 million, but less than $250 million, the restriction applies to the five most highly compensated employees (this number can be increased if the Treasury determines it is in the public interest);

•

If at least $250 million, but less than $500 million, the restriction applies to the Senior Executive Officers and at least the next ten most highly compensated employees (this number can be increased if the Treasury determines it is in the public interest);

•

If more than $500 million, the restriction applies to the Senior Executive Officers and at least the next ten most highly compensated employees (this number can be increased if the Treasury determines it is in the public interest);

Payment in long-term restricted stock is exempt from the above prohibitions if it (i) does not “fully vest” during the TARP Period, (ii) has a value less than or equal to 1/3 of the restricted stock recipient’s total annual compensation, and (iii) is subject to any other terms and conditions that the Treasury Secretary deems to be in the public interest. Ironically, it is anticipated that many companies will be forced to cease performance based compensation arrangements and increase base salaries.

A TARP recipient’s board of directors is required to approve a firm-wide policy regarding excessive or luxury expenditures. The Treasury has not defined “excessive or luxury expenditures,” but the Recovery Act has listed the following examples: entertainment or events; office and facility renovations; aviation or other transportation services; and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or other similar measures conducted in the normal course of business operations. The Recovery Act does not mandate specific limits or prohibitions on spending, and Treasury regulations are not yet available.

On February 4, 2009 President Obama announced a salary cap of $500,000 for top executives at companies that receive the largest amounts of money under the Recovery Act. This was reflected in Section 302(a) of the Recovery Act. The $500,000 salary cap will be stricter for those companies getting “exceptional assistance” from the Treasury Department. Banks falling under the “exceptional assistance” standard have bank-specific negotiated agreements with Treasury. “Exceptional assistance” companies wanting to pay executives more than $500,000 will have to do so by using stock that cannot be sold or liquidated until the government money is paid back. Under the February 4, 2009 proposed restrictions, the compensation cap would not apply retroactively to participants in the CPP, such as the Company. The Recovery Act did not add such a provision.

Under the Sec. 111(g) of the Recovery Act, the Treasury Secretary must accept repayment of TARP funds without regard to whether the TARP recipient replaced the funds with other capital, as was previously required. However, the Recovery Act requires the TARP recipient to consult with its federal banking agency prior to such repayment. Also, once the TARP funds are repaid, the Secretary must liquidate all warrants associated with the TARP recipient at the current market price.

The Company intends to comply with all the EESA, Recovery Act and related statutes and regulations. The Company’s actions in regard to EESA-related executive compensation requirements are discussed more fully in Item 11 “Executive Compensation.”

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

Greer State Bank

The Bank operates as a South Carolina state chartered bank and is subject to examination by the South Carolina Board of Financial Institutions. Deposits in the bank are insured by the FDIC up to a maximum amount, which is temporarily $250,000 per depositor through December 31, 2009, subject to aggregation rules. (See discussion above under “Supervision and Regulation – Emergency Economic Stabilization Act of 2008).

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

In early 2006 Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to this federal deposit insurance program. Among other things, the act merged, effective March 31, 2006, the BIF and the SAIF into a new Deposit Insurance Fund (“DIF”). The act also increased retirement account coverage per depositor from a maximum of $100,000 to $250,000, provided for future inflationary adjustments, gave the FDIC authority to set the insurance fund’s reserve ratio within a specified range and required dividends to banks if the reserve ratio exceeds certain levels. The act also granted banks an assessment credit based on their share of the assessment base on December 31, 1996. The amount of the credit can be used to reduce assessments in any year, subject to certain limitations. The Bank’s assessment credit was fully exhausted by March 31, 2008.

The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors which include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risk to the DIF. Under the rules adopted by the FDIC in November 2006, beginning in 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning in 2007, rates ranged between $.05 and $.43 per $100 in assessable deposits.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points. These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below. Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Category IV institutions. Changes into the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the Board of Directors of the FDIC voted to amend the restoration plan for the DIF. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $785,000 from 2008 to 2009. The 20 basis points special assessment represents $585,000 of this increase.

On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether the Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.

The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

The FDIC may terminate insurance of deposits for an insured institution if it finds the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. At December 31, 2008, management was not aware of any practice, condition or violation that might lead to termination of deposit insurance.

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

FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks, which requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To qualify as a “well capitalized” institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%. Also the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. At December 31, 2008, based on management’s calculations, the Bank qualified as “adequately capitalized.” However, as discussed above under Emergency Economic Stabilization Act of 2008 (“EESA”), on January 30, 2009, the Company boosted its Tier 1 capital by issuing preferred stock to the Treasury under the CPP. As a result, the Bank now qualifies as “well capitalized.”

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

Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a “well-capitalized” depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, “well-capitalized” insured depository institutions may accept brokered deposits without restriction, “adequately capitalized” insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while “under-capitalized” insured depository institutions may not accept brokered deposits. The Bank was notified by the FDIC that as of September 30, 2008, the Bank was considered “adequately capitalized” and must receive a waiver to accept, renew or roll over brokered deposits until restored to “well capitalized” status. The Bank received that waiver on October 29, 2008 to continue brokered deposit activity limited to no more than $50,229,000 outstanding. The waiver expires March 31, 2009. The TARP investment received January 30, 2009 (discussed in Note 20 of the Company’s Annual Report to Shareholders for the year ended December 31, 2008) restores the Bank’s risk based capital ratio to 11.20%, or “well capitalized.” Management has requested the FDIC to remove the restriction on brokered deposit acquisition based on the Bank’s being restored to the “well capitalized” level.

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

It is possible that we may need to raise additional capital to support any future growth. Our ability to raise capital through borrowings or the sale of securities will depend primarily upon our financial condition and the conditions of the financial markets at the time. We cannot give any assurance that additional capital will be available on terms satisfactory to us or at all. The failure to raise additional capital on terms that are favorable to us, or to raise capital at all, may force us to limit our growth strategy.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular a further economic slowdown in our market area, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

A downturn in the real estate market could negatively affect our business.

Real estate lending (including commercial, construction, land development and residential) remains a large portion of the Bank’s loan portfolio. These categories constitute $239,271,000, or approximately 77% of the Bank’s total loan portfolio as of December 31, 2008. Real estate values are generally affected by changes in economic conditions, fluctuation in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature. A continuation of the downturn in the real estate market could have a material adverse effect on our business, financial condition and results of operations.

The Bank’s real estate loans also include approximately $86,312,000 in construction and land loans. These loans have a greater risk of non-payment and loss than other mortgage loans in that repayment of the loans often depends on the successful completion and sale or operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of the construction. Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. At December 31, 2008, there are eight nonperforming and two foreclosed construction and land development loans totaling approximately $4,377,000 and $1,138,000, respectively. If one or more of our large borrowers were to default on their construction and development loans, we could incur significant losses.

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

Our directors and executive officers, as a group, beneficially owned approximately 21.2% of our outstanding common stock as of March 4, 2009. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends may be limited by regulatory restrictions, by our bank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of the Bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If the Bank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock. See “Supervision and Regulation – Greer State Bank—Dividends”

As long as shares of our Series SP Preferred Stock and Series WP Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends of the preferred have been paid in full. Additionally, prior to January 30, 2012, so long as the U.S. Treasury owns shares of our preferred stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury’s consent. The dividends declared on shares of our preferred stock will reduce the net income available to common shareholders and our earnings per common share. The shares of our preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. These restrictions on dividends contained in our preferred stock could have a negative effect on the value of our common stock. Also, holders of our common stock are entitled to receive dividends only when, and if, declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so, and the payment of such dividends is in the discretion of our board of directors. Exercising such discretion, our board of directors, in an effort to conserve capital, eliminated the dividend for the fourth quarter of 2008. We do not anticipate resuming the payment of cash dividends in the near term.

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system.

EESA was signed into law on October 3, 2008 in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing financial liquidity to the U.S. financial markets. The U.S. Treasury announced the CPP under EESA pursuant to which it has purchased and may continue to purchase senior preferred stock in participating financial institutions. On January 30, 2009, we entered into a securities purchase agreement with the U.S. Treasury providing for our issuance of preferred stock and a warrant to the U.S. Treasury. In addition, the FDIC created the TLGP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. The TLGP has two components: first, the FDIC will provide a complete guarantee of certain unsecured debt of participating organizations issued before June 30, 2009. Second, the FDIC will provide full insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount, until December 31, 2009. We did not opt out of the TLGP, so our non-interest bearing transaction accounts are covered and we do not expect to issue unsecured debt before the termination of that component of the TLGP.

On February 17, 2009, the Recovery Act was signed into law in an effort to create jobs and stimulate growth in the U.S. economy. The Recovery Act specifies appropriations of approximately $787 billion for a wide array of federal programs.

There can be no assurance that these government actions will achieve their purposes. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse effect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit. It could also result in declines in our investment portfolio, which could be “other-than temporary impairments.”

The FDIC assessments that we are required to pay may materially increase in the future, which could have an adverse effect on our earnings.

As a member institution of the FDIC, we are required to pay semi-annual deposit insurance premium assessments to the FDIC. During the year ended December 31, 2008, we paid $235,599 in deposit insurance assessments. Due to the recent failure of several unaffiliated FDIC insurance depository institutions and in the FDIC’s new liquidity guarantee program, the deposit insurance premium assessments paid by all banks will likely increase. In addition, new FDIC requirements shift a greater share of any increase in such assessments onto institutions with higher risk profiles, including banks with heavy reliance on brokered deposits, such as the Bank.

Because of our participation in the U.S. Treasury Department’s CPP, we are subject to several restrictions, including restrictions on compensation paid to our executives and other employees.

Pursuant to the terms of the securities purchase agreement between us and the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. treasury holds the equity issued pursuant to the securities purchase agreement. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The Recovery Act has imposed additional and broader compensation restrictions on CPP participants, which restrictions will be implemented by additional regulations. It will require significant time, effort, and resources on our part to ensure compliance, and the evolving regulations regarding compensation may restrict our ability to compete successfully for executive and management talent.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock that we sold to the U.S. Treasury pursuant to the CPP.

Legislation that has been adopted after we closed on our sale of preferred stock and a warrant to the U.S. Treasury on January 30, 2009, including the Recovery Act, and legislation or regulations that may be implemented in the future, may have a material, retroactive impact on the terms of our CPP transaction with the U.S. Treasury. These new legal requirements may have unforeseen, unintended or other adverse effects on the financial services industry as a whole and in particular on CPP participants such as the Company. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the U.S. Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock that we sold to the U.S. Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock, then our capital levels could be materially reduced and we may incur substantial expense in connection with any such repurchases.

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

During recent years, we have experienced significant growth. Our ability to continue to grow depends, in part, upon our ability to open new branch offices, attract deposits to those locations and identify loan and investment opportunities. Our ability to manage growth successfully also will depend on whether we can maintain capital levels adequate to support our growth and maintain cost controls and asset quality. If we are unable to sustain our growth, our earnings could be adversely affected. If we grow too quickly, however, and are not able to control costs and maintain asset quality, rapid growth also could adversely affect our financial performance.

Item 2.	Properties

As of December 31, 2008 the Bank had five banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. On the first floor in the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005 and now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

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

In February 2006, the Company purchased 4.1 acres of land on Pennsylvania Avenue in Greer, South Carolina near the Company’s headquarters on which to build an operations center. Management has decided to postpone the construction of an operations center at this time due to current economic and capital conditions.

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

In response to this Item, the information contained under “Stock Information and Dividend History” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference.

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

In response to this Item, the information contained under “Selected Financial Data” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2008 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

In response to this Item, the information contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2008, beginning at “Report of Independent Registered Public Accounting Firm” and continuing through the end of such report, is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2008.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2008.

Based on our assessment, we believe that as of December 31, 2008, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

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

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]
Equity Compensation Plans approved by security holders	370,122	$17.87	2,800

Equity Compensation Plans not approved by security holders	—	—	—

Total	370,122	$17.87	2,800

[1]

Represents shares available under our 2005 Equity Incentive Plan, which was approved by our Board of Directors on September 23, 2004 and by our shareholders at our April 2005 Annual Meeting. The plan has an “evergreen share reserve increase” feature, whereby the number of shares issuable under the Plan is automatically increased every year for 9 years upon each Annual Meeting of stockholders. The increase is equal to the least of (1) two percent of the Diluted Shares Outstanding, (2) 20,000 shares, or (3) such lesser numbers of shares as determined by the Company’s board of directors. “Diluted Shares Outstanding” means (1) the number of shares of common stock outstanding on such calculation date, plus (2) the number of shares of common stock issuable assuming the conversion of all outstanding preferred stock and convertible notes, plus (3) the additional number of dilutive common stock equivalent shares outstanding as a result of any options or warrants outstanding during the fiscal year, calculated using the Treasury stock method.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under “Governance of the Company” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2009, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2008 and 2007

Consolidated Statements of Income (Loss) – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows – Years ended 2008, 2007 and 2006

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

GREER BANCSHARES INCORPORATED

Date: March 31, 2009	By:	/s/ Kenneth M. Harper
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

Date: March , 2009
Walter M. Burch, Chairman

Date: March , 2009
Mark S. Ashmore, Director

/s/ Steven M. Bateman	Date: March 31, 2009
Steven M. Bateman, Director

/s/ David M. Rogers	Date: March 31, 2009
David M. Rogers, Director

Date: March , 2009
Raj K. S. Dhillon, Director

Date: March , 2009
Gary M. Griffin, Director

/s/ Kenneth M. Harper	Date: March 31, 2009
Kenneth M. Harper, Director, Chief Executive Officer

/s/ R. Dennis Hennett	Date: March 31, 2009
R. Dennis Hennett, Director

/s/ Harold K. James	Date: March 31, 2009
Harold K. James, Director

/s/ Paul D. Lister	Date: March 31, 2009
Paul D. Lister, Director

Date: March , 2009
Theron C. Smith III, Director

/s/ C. Don Wall	Date: March 31, 2009
C. Don Wall, Director

/s/ J. Richard Medlock, Jr.	Date: March 31, 2009
J. Richard Medlock, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Articles of Amendment of Greer Bancshares Incorporated, filed with the South Carolina Secretary of State on January 29, 2009, containing Certificates of Designations creating: (i) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, and (ii) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on September 4, 2008 (File No. 000-33021).

4.1	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Articles of Incorporation of the Company and Articles of Amendment of the Company (included as Exhibits 3.1 and 3.2, respectively).

4.3	Bylaws (included as Exhibit 3.3).

4.4	Warrant to Purchase Preferred Stock of the Company dated January 30, 2009, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.5	Form of certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.6	Form of Certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.4*	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.5*	Employment Agreement between Greer State Bank and R. Dennis Hennett dated January 2, 1989, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.6*	First Amendment to Employment Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.7*	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.8*	Consulting Agreement between Greer State Bank and R. Dennis Hennett dated January 29, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 30, 2008.

10.9*	Greer State Bank Amended and Restated Stock Appreciation Rights Agreement with R. Dennis Hennett dated February 22, 2007, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.10*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.11*	Consulting Agreement between Greer State Bank and R. Dennis Hennett dated January 29, 2008, , incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.12*	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.13*	Second Amendment to Employment Agreement between Kenneth M. Harper and Greer State Bank dated December 30, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.14*	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed on August 1, 2007.

10.15*	First Amendment to Greer State Bank Amended and Restated Salary Continuation Agreement with Kenneth M. Harper dated December 30, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2009.

10.16*	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.17*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.18*	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.19*	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.20	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.21	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.22	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.23	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.24*	Form of Senior Executive Officer Waiver to the United States Department of the Treasury from Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.25*	Form of Amendment to Compensation Agreements for Senior Executive Officers of Greer Bancshares Incorporated between the Company and Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.26	Letter agreement, including securities purchase agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 19, 2009.

13(1)	Annual Report to Shareholders for the year ended December 31, 2008.

14	Director and Executive Officer Code of Ethics, as amended May 24, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes PLLC

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.