Form 10-Q
period 2009-03-31
GREER BANCSHARES INC
filed 2009-05-15
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 4/30/09
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008*
Assets

Cash and due from banks	$14,630	$5,808
Interest-bearing deposits in banks	458	371
Federal funds sold	—	121

Cash and cash equivalents	15,088	6,300
Investment securities:
Held to maturity (fair value of approximately $15,473 and $16,165, respectively)	15,147	15,977
Available for sale	112,223	79,874
Loans, net of allowance for loan losses of $5,591 and $5,127, respectively	306,062	306,287
Premises and equipment, net	6,209	6,295
Accrued interest receivable	1,986	2,094
Restricted stock	5,509	5,690
Other real estate owned	5,495	1,843
Other assets	12,884	12,772

Total assets	$480,603	$437,132

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non interest-bearing	$31,400	$28,429
Interest-bearing	272,390	253,696

Total deposits	303,790	282,125
Short term borrowings	14,000	4,000
Long term borrowings	130,341	129,341
Other liabilities	4,248	3,840

Total Liabilities	452,379	419,306

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at March 31, 2009 (Note 6)	9,366	—
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2009 (Note 6)	597	—
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2009 and December 31, 2008	12,433	12,433
Additional paid in capital	3,448	3,415
Retained earnings	1,686	1,827
Accumulated other comprehensive income	694	151

Total Stockholders’ Equity	28,224	17,826

Total Liabilities and Stockholders’ Equity	$480,603	$437,132

The accompanying notes are an integral part of these consolidated financial statements.

*	This information is derived from Audited Consolidated Financial Statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income (Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended
	3/31/09	3/31/08
Interest Income:
Loans (including fees)	$3,983	$4,803
Investment securities:
Taxable	1,042	1,096
Exempt from federal income tax	230	240
Federal funds sold	1	29
Other	1	5

Total interest income	5,257	6,173

Interest Expense:
Interest on deposit accounts	1,651	2,084
Interest on short term borrowings	11	19
Interest on long term borrowings	1,127	1,249

Total interest expense	2,789	3,352

Net interest income	2,468	2,821
Provision for loan losses	725	87

Net interest income after provision for loan losses	1,743	2,734

Noninterest income:
Customer service fees	219	219
Gain on sale of investment securities	269	101
Impairment loss on restricted stock	(311)	—
Other operating income	419	530

Total noninterest income	596	850

Noninterest expenses:
Salaries and employee benefits	1,448	1,476
Occupancy and equipment	202	229
Postage and supplies	65	81
Marketing expenses	71	93
Directors fees	42	67
Professional fees	86	110
Other noninterest expenses	437	418

Total noninterest expenses	2,351	2,474

Income (loss) before income taxes	(12)	1,110

Provision for income taxes:	24	291

Net income (loss)	(36)	819

Preferred stock dividends and net discount accretion	(105)	—

Net income (loss) available to common shareholders	$(141)	$819

Earnings (loss) per common share:
Basic	$(.06)	$.33

Diluted	$(.06)	$.33

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	For Three Months Ended
	3/31/09	3/31/08
Net Income (Loss)	$(36)	$819

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities	710	(4)
Less reclassification adjustments for (gains) losses included in net income	(167)	(63)

Other comprehensive income (loss)	543	(67)

Comprehensive Income	$507	$752

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2009

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock	Additional Paid In capital	Retained Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
Balances at 12/31/2008	$—	$—	$12,433	$3,415	$1,827	$151	$17,826

Net loss	—	—	—	—	(36)	—	(36)
Other comprehensive income, net of tax	—	—	—	—	—	543	543
Issuance of preferred stock	9,993	500	—	—	—	—	10,493
Discount associated with preferred stock Series 2009-SP	(645)	—	—	—	—	—	(645)
Premium associated with preferred stock Series 2009-WP	—	101	—	—	—	—	101
Amortization of premium and discount on preferred stock	18	(4)	—	—	(14)	—	—
Preferred stock accrued dividends					(91)		(91)
Stock based compensation	—	—	—	33	—	—	33

Balances at 3/31/09	$9,366	$597	$12,433	$3,448	$1,686	$694	$28,224

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	3/31/09	3/31/08
Operating activities
Net income (loss)	$(36)	$819
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	107	114
Gain on sale of investment securities	(269)	(101)
Impairment loss on restricted stock	311	—
Provision for loan losses	725	87
Deferred income taxes	43	99
Stock-based compensation	33	30
Increase in cash surrender value of life insurance	(61)	(62)
Net change in:
Accrued interest receivable	108	350
Other assets	(94)	(29)
Accrued interest payable	231	330
Other liabilities	(221)	(41)

Net cash provided by operating activities	877	1,596

Investing activities
Activity in available-for-sale securities:
Sales	10,375	8,459
Maturities, prepayments and calls	3,776	2,067
Purchases	(45,381)	(15,916)
Activity in held to maturity securities:
Maturities, prepayments and calls	830	962
Purchase of restricted stock	(130)	(144)
Net increase in loans	(4,152)	(10,478)
Purchase of premises and equipment	(21)	(110)

Net cash used for investing activities	(34,703)	(15,160)

Financing Activities
Net increase in deposits	21,665	16,460
Repayment of notes payable to FHLB	(13,000)	(14,900)
Proceeds from notes payable to FHLB	14,000	15,800
Net increase (decrease) in short term borrowings	10,000	(3,004)
Proceeds from issuance of preferred stock	9,949	—
Proceeds from exercise of stock options	—	13
Cash dividends paid	—	(422)

Net cash provided by financing activities	42,614	13,947

Net increase in cash and cash equivalents	8,788	383

Cash and equivalents, beginning of period	6,300	7,475

Cash and equivalents, end of period	$15,088	$7,858

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	3/31/09	3/31/08
Cash paid for:
Cash paid during the three months ending March 31, 2009 for:
Income taxes	$234	$274

Interest	$2,557	$3,022

Non-cash investing and financing activities:
Real estate acquired in satisfaction of loans	$3,652	$328

Unrealized gains (losses) on investment securities net of tax	$543	$(67)

Adoption of new accounting principle charged to retained earnings	$—	$(75)

Accrued preferred stock dividends	$91	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of income (loss) and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2008, which are included in the 2008 Annual Report on Form 10-K.

Note 2 – Income (Loss) Available per Common Share

Basic income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. Diluted income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the three months ended March 31, 2009 and March 31, 2008 were 2,486,692 and 2,482,671, respectively (basic) and 2,486,692 and 2,482,671, respectively (diluted). Anti-dilutive options totaling 357,781 and 283,024 have been excluded from the income (loss) per share calculation for the three months ended March 31, 2009 and March 31, 2008, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including estimates of future taxable income, reversing taxable temporary differences and tax planning strategies.

Note 4 – Fair Value

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, impaired loans, other real estate owned, certain pooled trust preferred securities and highly structured or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2009, all loans considered to be impaired were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.

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

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value less costs to sell. Management believes the fair value component in its valuation follows the provisions of SFAS 157.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2009
Available for sale securities	$112,222,710	$—	$111,750,098	$472,612

December 31, 2008
Available for sale securities	$79,874,179	$—	$79,825,009	$49,170

Changes in Level 3 Fair Value Measurements

When a determination is made to classify a financial instrument within Level 3 of the valuation hierarchy, the determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, since Level 3 financial instruments typically include, in addition to the unobservable or Level 3 components, observable components (that is, components that are actively quoted and can be validated to external sources), the gains and losses below include changes in fair value due in part to observable factors that are part of the valuation methodology.

A reconciliation of the beginning and ending balances of Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2009 are as follows:

	Assets	Liabilities
Fair value, December 31, 2008	$49,170	$—
Total unrealized gain included in other comprehensive income	423,442	—
Impairment charges during the quarter	—	—
Transfers in and/or out of level 3	—	—

Fair value March 31, 2009	$472,612	$—

There were no Level 3 assets and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2008.

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

		Fair Value Measurements at Reporting Date Using
Description	3/31/2009	Level 1	Level 2	Level 3
Impaired loans	$4,106,748	$—	$—	$4,106,748
OREO	$5,494,547	$—	$—	$5,494,547

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had balances of $5,701,567 and $5,494,950 with a valuation allowance of $1,594,819 and $833,075 at March 31, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $994,000 and $0 was recorded on these loans for the three month periods ended March 31, 2009 and 2008, respectively.

There were no subsequent valuation allowances associated with other real estate owned at March 31, 2009 or December 31, 2008.

Note 5 – Other than Temporary Impairment

The Bank held $311,414 of restricted stock in Silverton Bank, N.A. (Silverton) at March 31, 2009. On May 1, 2009 the Office of the Comptroller of the Currency (OCC) closed Silverton after which the Federal Deposit Insurance Company (FDIC) created a bridge bank, Silverton Bridge Bank, N.A. to take over operations.

In view of these facts, management concluded the restricted stock had no value and that the impairment was permanent. The Bank recorded noncash impairment charge of $311,414 through earnings on March 31, 2009, as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) with respect to its holding of the Silverton restricted stock.

Note 6 – Preferred Stock

On January 30, 2009, Greer Bancshares, Incorporated issued 9,993 shares of fixed cumulative perpetual preferred stock Series 2009-SP (Preferred Stock Series A), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 500.005 shares of cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $9,993,000. The warrant was exercised immediately resulting in the issuance of 500.005 shares of fixed cumulative perpetual preferred stock Series 2009-WP (Preferred Stock Series B) to the U.S. Treasury.

Preferred Stock Series A is non-voting and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at par at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.

The terms of Preferred Stock Series B are substantially identical to those of the Preferred Stock Series A. Differences include the payment under Preferred Stock Series B of cumulative dividends at a rate of 9% per year. In addition such stock may not be redeemed while shares of Preferred Stock Series A are outstanding.

The net proceeds were allocated between Preferred Stock Series A and Preferred Stock Series B based on their relative fair values at the time of issuance. The discount on Preferred Stock Series A and the premium on Preferred Stock Series B resulting from the differences between the initial carrying amounts and the liquidation amounts was calculated to be accreted or amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements were modified to comply with the issuance of the fixed rate cumulative perpetual preferred stock as required by the U.S. Treasury.

Note 7 – New Accounting Pronouncements

Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 157-4 on its consolidated financial statements and results of operations.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security and (b) it is more likely than not it will not have to sell the debt security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently assessing the impact of FSP SFAS 115-2 and SFAS 124-2 on its consolidated financial statements and results of operations.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

In January 2009, the FASB finalized EITF 99-20-1, “Amendments to the Impairment and Interest Income Measurement Guidance” of EITF Issue No. 99-20. This FSP conforms the guidance in EITF 99-20 to that of FSP FAS 115-1 by removing the requirement of management to consider a market participant’s assumptions about cash flows in assessing whether or not an adverse change in previously anticipated cash flows has occurred. The FSP is effective for interim and annual periods ending after December 15, 2008, applied prospectively. We have adopted this new standard and have determined that it did not have a significant impact on the determination or reporting of our financial results.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes the results of operations and financial condition for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net loss of $(141,000) available to common shareholders, or $(.06) per diluted share, for the quarter ended March 31, 2009, compared to net income of $819,000, or $.33 per diluted share, for the quarter ended March 31, 2008.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2009 was $5,257,000, compared to $6,173,000 for the quarter ended March 31, 2008, a decrease of $916,000 or 14.8%. Interest and fees on loans is the largest component of total interest income and decreased $820,000 or 17.1%, to $3,983,000 for the quarter ended March 31, 2009, compared to $4,803,000 for the quarter ended March 31, 2008. The decline in interest and fees on loans for the three months ended March 31, 2009 was due primarily to the 200 basis points reduction in the federal funds rate by the Federal Open Market Committee since the first quarter of 2008. This drastic rate reduction affected approximately $162 million in loans indexed to the Wall Street Journal Prime Rate, which were immediately repriced. The decline in market interest rates also affected loans that matured and were renewed at lower rates during the last twelve months. The decrease in interest and fees on the loans was offset to some extent by interest and fees received from an increase of approximately $43,865,000 in average loans outstanding during the period, compared with the three month period ended March 31, 2008. The average yield on the Company’s loan portfolio for the three months ended March 31, 2009 and March 31, 2008 was 5.39% and 6.52%, respectively.

Interest income on investment securities decreased by $64,000 in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This decline is due primarily to a decrease in the average tax equivalent yield on the investment portfolio from 5.66% at March 31, 2008, to 5.21% at March 31, 2009, which was primarily the result of falling market interest rates. The decrease in interest income due to the decline in yield was partially offset by an increase in average investment securities balances during the three months ended March 31, 2009 as compared to the same period in 2008. Average investment securities increased approximately $6,319,000 during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008 as the result of purchases made in February and March 2009, which were partially offset by accelerated principal paydowns.

The Company’s total interest expense for the three months ended March 31, 2009 was $2,789,000, compared to $3,352,000 for the three months ended March 31, 2008, a decrease of $563,000, or 16.8%. The largest component of the Company’s interest expense is interest expense on deposits. For the three months ended March 31, 2009, interest expense on deposits was $1,651,000, compared to $2,084,000 for the three months ended March 31, 2008, a decrease of $433,000, or 20.8%. The decrease in interest expense on deposits is due primarily to declines in weighted average rates paid as a result of decreases in market interest rates. The average weighted yield on deposits on March 31, 2009 was 2.50%, compared with 3.61% on March 31, 2008. This decrease was partially offset by an increase in average deposit balances outstanding of approximately $36,278,000 for the three months ended March 31, 2009 compared to the same period in 2008.

Interest on short term borrowings declined slightly as the result of lower market interest rates partially offset by increases in average short term borrowings in the three month period ending March 31, 2009, compared to the same period in 2008, of approximately $6,331,000. For the three months ended March 31, 2009, interest expense on long term borrowings was $1,127,000, compared to $1,249,000 for the three months ended March 31, 2008, or a decline of 9.77%. The average balance of long term borrowings increased approximately $8,313,000 during the quarter ended March 31, 2009 compared to the same period in 2008 as the result of management utilizing the declines in market interest rates not only to replace maturing borrowings with lower rate long term debt, but also borrow additional funds at historically low rates to invest at an appropriate spread.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $353,000, or 12.5%, for the quarter ended March 31, 2009. The Company’s balance sheet is asset sensitive in the short term, meaning assets reprice faster than liabilities, largely due to the amount of variable rate loans in the loan portfolio. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise earnings decline as interest rates fall. (See the above discussion of interest rate cuts).

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

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, current economic conditions and other factors affecting borrowers. The process includes identification and analysis of probable losses in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs and general conditions in the market area.

The provision for loan losses charged to operations during the three months ended March 31, 2009 was $725,000, compared to $87,000 for the same period in 2008. Newly impaired loans, combined with updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, resulted in significant increases to the loan loss provision in the three months ended March 31, 2009. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $254,000, or 29.9% for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. The primary reason for the decrease in the noninterest income was the impairment charge of $311,414 related to the write-off of worthless restricted stock mentioned in Note 5. This decrease was partially offset by gains on the sale of investment securities of $269,000. Other operating income for the quarter ended March 31, 2009 decreased compared to the same period in 2008 primarily as the result of the gain totaling approximately $153,000 on the sale of an interest rate floor realized in the first quarter of 2008.

Noninterest Expenses

Total noninterest expenses for the three months ended March 31, 2009 decreased $123,000, or 5.0%, compared to the three months ended March 31, 2008. The largest component of noninterest expenses, salaries and employee benefits, decreased slightly for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Management identified some expenses that could be reduced in an effort to increase earnings in the current adverse economic environment. As a result of management’s actions, the largest expense savings came from eliminating seven staff positions in January 2009 and reducing the 2009 marketing budget by more than 50%. These expense saving measures were slightly offset by an increase of approximately $25,000 in FDIC insurance assessments in the first quarter of 2009 compared to the first quarter of 2008.

Income Tax Expense

The Company had a decrease in the tax provision of $267,000 for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the decline in income before taxes. Items that caused the effective tax rates to be less than the statutory tax rate included income earned on BOLI and interest income on municipal investments. Offsetting the impact of these items was an increase in the valuation allowance of deferred tax assets. The Company recorded a valuation allowance on the deferred tax benefit arising from the impairment charge on the restricted stock since management concluded it was more likely than not that it would not be realized.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 70.0% of total earning assets as of March 31, 2009. Gross loans remained relatively unchanged at $311,653,000 as of March 31, 2009, compared to 311,414,000 at December 31, 2008. Adjustable rate loans totaled 68.56% of the loan portfolio as of March 31, 2009, of which $164,336,000, or 78.3%, are tied to the prime rate index. As discussed previously, the prime rate was reduced 200 basis points since March 31, 2008. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area. Greer State Bank does not originate, service or buy sub-prime mortgage instruments.

Allowance for Loan Losses

The allowance for loan losses was $5,591,000, or 1.79%, and $5,127,000, or 1.65% of gross loans outstanding at March 31, 2009 and December 31, 2008, respectively. The increase of $464,000, or 9.1%, in the allowance was primarily a result of increased impaired loan valuations at March 31, 2009 compared to December 31, 2008, slightly offset by loan charge-offs. The allowance at March 31, 2009 included an allocation of $1,595,000 for valuation allowances related to impaired loans compared to $833,000 at December 31, 2008.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, historical loan losses and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required and this would adversely affect the Company’s results of operations and financial condition.

At March 31, 2009, the Company had $6,367,000 in non-accruing loans, impaired loans totaling $6,421,000, no loans more than 90 days past due and still accruing interest and $5,495,000 in Other Real Estate Owned. This compares to $5,068,000 in non-accruing loans, impaired loans totaling $6,428,000, no loans more than 90 days past due and still accruing interest and $1,137,000 in Other Real Estate Owned at December 31, 2008. Non-performing loans consisted of $5,006,000 in commercial and residential mortgage loans, $1,106,000 in commercial loans and $255,000 in consumer loans at March 31, 2009.

Net charge-offs for the first three months of 2009 were approximately $261,000. Net loan loss reserves as a percentage of non-performing loans were 87.8% and 101.2% at March 31, 2009 and December 31, 2008, respectively.

Potential problem loans, which are not included in nonperforming loans, amounted to approximately $11,730,318, or 3.8% of total loans outstanding at March 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows. As of March 31, 2009, investment securities totaled $127,370,000 or 28.6% of total earning assets. Investment securities increased $31,519,000 or 32.9% from $95,851,000 as of December 31, 2008, due to the purchase of $45,381,000 in mortgage backed securities and $1,438,000 in municipal securities partially offset by the sale of $10,107,000 in mortgage backed securities and cash inflows from principal prepayments on mortgage backed securities.

At March 31, 2009, the Company’s investment securities classified as Available for Sale had an amortized cost of $111,127,000 and a market value of $112,763,000 for an aggregate unrealized gain of $636,000. This compares to an amortized cost of $79,629,000 and a market value of $79,874,000 for an unrealized gain of $245,000 as of December 31, 2008 for those investment securities classified as Available for Sale.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $15,088,000 at March 31, 2009, compared to $6,300,000 at December 31, 2008, an increase of $8,788,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $21,665,000, or 7.7%, to $303,790,000 as of March 31, 2009, compared to $282,125,000 as of December 31, 2008. The increase in deposits during the three months ended March 31, 2009 was primarily the result of an increase of approximately $7,000,000 in certificates of deposits over $100,000 combined with an increase in core deposits of approximately $15,000,000.

At March 31, 2009 and December 31, 2008, interest-bearing deposits comprised 89.7% and 89.9% of total deposits, respectively. Included in these amounts were brokered deposits of $48,858,000, or 16.1%, and $49,029,000, or 17.4%, of total deposits at March 31, 2009 and December 31, 2008, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta, short-term advances from the Federal Reserve Bank and junior subordinated debentures. At March 31, 2009, total borrowings were $144,341,000, compared with $133,341,000 as of December 31, 2008. Federal funds purchased were $4,000,000 at December 31, 2008. There were no federal funds purchased at March 31, 2009. At March 31, 2009 and December 31, 2008 there was $15,000,000 in long term repurchase agreements. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $104,000,000 and $14,000,000, respectively, as of March 31, 2009 compared to $103,000,000 and $0, respectively, as of December 31, 2008. The weighted rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.68% and 3.60% as of March 31, 2009 and December 31, 2008, respectively. The weighted remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.90 years and 2.55 years as of March 31, 2009 and December 31, 2008, respectively. The borrowings from the Federal Reserve consisted of two advances, both of which were for terms less than ninety days and at rates of .25%.

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

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2009, core deposits totaled approximately $186,000,000, or 61.2%, of the Company’s total deposits, compared to approximately $170,000,000, or 60.3%, of the Company’s total deposits as of December 31, 2008.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $34,600,000 at March 31, 2009 and $36,600,000 at December 31, 2008, approximately $19,600,000 and $17,600,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $104,000,000 and $103,000,000 at March 31, 2009 and December 31, 2008, respectively. Unused available FHLB borrowings totaled approximately $26,600,000 and $13,300,000 at March 31, 2009 and December 31, 2007, respectively, and were subject to collateral availability. In February 2009, the Bank secured additional borrowing capacity through the Federal Reserve Bank “discount window” by pledging its consumer and commercial loan portfolios. At March 31, 2009, outstanding borrowings from the Federal Reserve totaled $14,000,000 with approximately $30,000,000 in unused available credit.

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

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2009. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA authorized the Treasury to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary of the Treasury’s authority under TARP expires on December 31, 2009 unless the Secretary of the Treasury certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

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

The Company elected to participate in the CPP. Specifically, the Company issued and sold to the Treasury (i) 9,993 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, having a liquidation preference of $1,000 per share (Preferred Stock Series A) and (ii) a Warrant to purchase 500.005 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, having a liquidation preference of $1,000 per share (Preferred Stock Series B) at an initial price of $0.01 per share (the “Warrant”), all for an aggregate purchase price of $9,993,000 in cash. The Warrant was exercised by the Treasury immediately on January 30, 2009 pursuant to a cashless exercise, and 500 shares of Preferred Stock Series B were issued to the Treasury and the Warrant was cancelled.

Both the Preferred Stock Series A and the Preferred Stock Series B are accounted for as components of Tier 1 capital. As a result, the Company now qualifies as “well capitalized.”

The Preferred Stock Series A pays cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter, but will be paid only if, as, and when declared by the Company’s Board of Directors. The Preferred Stock Series A has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon the liquidation and dissolution and the winding up of the Company. The Preferred Stock Series A is generally non-voting.

The Company may redeem the Preferred Stock Series A at par after February 15, 2012. Prior to this date, the Company may redeem the Preferred Stock Series A at par only if (i) the Company has raised aggregate gross proceeds in one or more “Qualified Equity Offerings” (as defined in our Articles of Amendment) in excess of $2,498,250 and (ii) the aggregate redemption price does not exceed the aggregate net proceeds from such Qualified Equity Offerings. Any redemption of the Preferred Stock Series A is subject to the consent of the Board of Governors of the Federal Reserve System.

The terms of the Preferred Stock Series B are substantially identical to those of the Preferred Stock Series A. Differences include the payment under the Preferred Stock Series B of cumulative dividends at a rate of 9% per year, and such stock may not be redeemed while shares of the Preferred Stock Series are outstanding.

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2009. There have been no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”).

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

GREER BANCSHARES INCORPORATED

Dated: May 15, 2009	/s/ Kenneth M. Harper
Kenneth M. Harper
President and Chief Executive Officer

Dated: May 15, 2009	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.