Form 10-Q
period 2009-06-30
GREER BANCSHARES INC
filed 2009-08-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 8/10/09
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008*
Assets

Cash and due from banks	$7,830	$5,808
Interest-bearing deposits in banks	834	371
Federal funds sold	—	121

Cash and cash equivalents	8,664	6,300
Investment securities:
Held to maturity (fair value of approximately $14,268 and $16,165, respectively)	14,035	15,977
Available for sale	108,248	79,874
Loans, net of allowance for loan losses of $6,232 and $5,127, respectively	304,306	306,287
Premises and equipment, net	6,111	6,295
Accrued interest receivable	2,028	2,094
Restricted stock	5,824	5,690
Other real estate owned	6,752	1,843
Other assets	13,557	12,772

Total assets	$469,525	$437,132

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non interest-bearing	$29,419	$28,429
Interest-bearing	258,370	253,696

Total deposits	287,789	282,125
Short term borrowings	19,500	4,000
Long term borrowings	130,341	129,341
Other liabilities	4,144	3,840

Total Liabilities	441,774	419,306

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at June 30, 2009 (Note 6)	9,394	—
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2009 (Note 6)	591	—
Common stock–par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2009 and December 31, 2008	12,433	12,433
Additional paid in capital	3,480	3,415
Retained earnings	1,530	1,827
Accumulated other comprehensive income	323	151

Total Stockholders’ Equity	27,751	17,826

Total Liabilities and Stockholders’ Equity	$469,525	$437,132

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income (Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Six Months Ended
	06/30/09	06/30/08	06/30/09	06/30/08
Interest Income:
Loans (including fees)	$4,173	$4,426	$8,156	$9,229
Investment securities:
Taxable	1,095	1,179	2,137	2,275
Exempt from federal income tax	245	233	475	473
Federal funds sold	—	3	1	32
Other	2	4	3	9

Total interest income	5,515	5,845	10,772	12,018

Interest Expense:
Interest on deposit accounts	1,498	1,915	3,149	3,999
Interest on short term borrowings	—	25	9	44
Interest on long term borrowings	1,197	1,212	2,326	2,461

Total interest expense	2,695	3,152	5,484	6,504

Net interest income	2,820	2,693	5,288	5,514
Provision for loan losses	1,370	454	2,095	541

Net interest income after provision for loan losses	1,450	2,239	3,193	4,973

Noninterest income:
Customer service fees	229	211	448	430
Gain on sale of investment securities	338	99	607	200
Impairment loss on restricted stock	—	—	(311)	—
Other operating income	438	617	857	1,147

Total noninterest income	1,005	927	1,601	1,777

Noninterest expenses:
Salaries and employee benefits	1,398	1,661	2,846	3,137
Occupancy and equipment	208	221	410	450
Postage and supplies	64	79	129	160
Marketing expenses	19	103	90	196
Directors fees	63	66	105	133
Professional fees	105	89	191	199
FDIC deposit insurance assessments	328	49	407	103
Other noninterest expenses	397	654	755	1,018

Total noninterest expenses	2,582	2,922	4,933	5,396

Income (loss) before income taxes	(127)	244	(139)	1,354

Provision (benefit) for income taxes:	(131)	(13)	(107)	278

Net income (loss)	4	257	(32)	1,076

Preferred stock dividends and net discount accretion	(160)	—	(265)	—

Net income (loss) available to common shareholders	$(156)	$257	$(297)	$1,076

Basic net income (loss) per share of common stock	$(.06)	$.10	$(.12)	$.43

Diluted net income (loss) per share of common stock	$(.06)	$.10	$(.12)	$.43

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six Months Ended
	06/30/09	06/30/08	06/30/09	06/30/08

Net Income (Loss)	$4	$257	$(32)	$1,076

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on investment securities	(162)	(1,165)	548	(1,169)
Less reclassification adjustments for gains included in net income (loss)	(209)	(61)	(376)	(124)

Other comprehensive income (loss)	(371)	(1,226)	172	(1,293)

Comprehensive Income (Loss)	$(367)	$(969)	$140	$(217)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2009

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock Stock	Additional Paid In capital	Retained Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
Balances at 12/31/2008	$—	$—	$12,433	$3,415	$1,827	$151	$17,826

Net loss	—	—	—	—	(32)	—	(32)
Other comprehensive income, net of tax	—	—	—	—	—	172	172
Issuance of preferred stock	9,993	500	—	—	—	—	10,493
Discount associated with preferred stock Series 2009-SP	(645)	—	—	—	—	—	(645)
Premium associated with preferred stock Series 2009-WP	—	101	—	—	—	—	101
Amortization of premium and discount on preferred stock	46	(10)	—	—	(36)	—	—
Preferred stock dividends declared					(229)		(229)
Stock based compensation	—	—	—	65	—	—	65

Balances at 6/30/09	$9,394	$591	$12,433	$3,480	$1,530	$323	$27,751

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	6/30/09	06/30/08
Operating activities
Net income (loss)	$(32)	$1,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	214	234
Gain on sale of securities	(607)	(200)
Loss on sale of other real estate owned	8	—
Impairment loss on restricted stock	311	—
Provision for loan losses	2,095	541
Deferred income tax benefit	(560)	(246)
Stock based compensation	65	61
Increase in cash surrender value of life insurance	(139)	(124)
Net change in:
Accrued interest receivable	66	389
Other assets	(86)	53
Accrued interest payable	166	(70)
Other liabilities	(39)	136

Net cash provided by operating activities	1,462	1,850

Investing activities
Activity in available-for-sale securities:
Sales	21,778	15,633
Maturities, payment and calls	12,012	4,622
Purchases	(61,277)	(34,074)
Activity in held to maturity securities:
Maturities, payment and calls	1,942	2,041
Purchase of restricted stock	(445)	(567)
Net increase in loans	(5,518)	(28,382)
Proceeds from sale of other real estate owned	487	—
Purchase of premises and equipment	(30)	(22)

Net cash used for investing activities	(31,051)	(40,749)

Financing activities
Net increase in deposits	5,664	30,804
Repayment of notes payable to FHLB	(22,500)	(16,900)
Proceeds from notes payable to FHLB	23,500	28,800
Net increase (decrease) in short term borrowings	15,500	(1,004)
Proceeds from issuance of preferred stock	9,949	—
Proceeds from exercise of stock options	—	47
Cash dividends paid	(160)	(845)

Net cash provided by financing activities	31,953	40,902

Net increase in cash and cash equivalents	2,364	2,003

Cash and equivalents, beginning of period	6,300	7,475

Cash and equivalents, end of period	$8,664	$9,478

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended
	06/30/09	06/30/08
Cash paid for
Income taxes	$390	$605

Interest	$5,318	$6,574

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$5,372	$1,030

Unrealized gains (losses) on investment securities net of tax	$172	$(1,293)

Dividends payable	$69	$—

Loans to facilitate sale of other real estate owned	$32	$—

Adoption of new accounting principle charged to retained earnings	$—	$(75)

The accompanying notes are an integral part of these consolidated financial statements

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of income (loss) and comprehensive income (loss) for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2008, which are included in the 2008 Annual Report on Form 10-K.

Note 2 – Income (Loss) Available per Common Share

Basic income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. Diluted income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the six months ended June 30, 2009 and June 30, 2008 were 2,486,692 and 2,483,483, respectively (basic) and 2,486,692 and 2,483,483, respectively (diluted). The weighted average common shares outstanding for the three months ended June 30, 2009 and June 30, 2008 were 2,486,692 and 2,484,295, respectively (basic) and 2,486,692 and 2,485,374, respectively (diluted). Anti-dilutive options totaling 356,280 and 318,230 have been excluded from the income (loss) per share calculation for the three and six months ended June 30, 2009 and June 30, 2008, respectively.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, asset-backed securities and residential mortgage loans held-for-sale.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, impaired loans, other real estate owned, certain pooled trust preferred securities and highly structured or long-term derivative contracts.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (“SFAS 114”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2009, all loans considered to be impaired were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less costs to sell. Management believes the fair value component in its valuation follows the provisions of SFAS 157.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2009
Available for sale securities	$108,248,080	$—	$107,775,468	$472,612

December 31, 2008
Available for sale securities	$79,874,179	$—	$79,825,009	$49,170

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis, all of which were asset-backed securities, for the six months ended June 30, 2009 is as follows:

Assets
Fair value, December 31, 2008	$49,170
Total unrealized gain included in other comprehensive income	423,442
Impairment charges during the quarter	—
Transfers in and/or out of level 3	—

Fair value June 30, 2009	$472,612

There were no Level 3 liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2009.

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

		Fair Value Measurements at Reporting Date Using
Description	6/30/2009	Level 1	Level 2	Level 3
Impaired loans	$3,970,620	$—	$—	$3,970,620
OREO	$6,751,637	$—	$—	$6,751,637

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had balances of $5,918,273 and $5,494,950 with a valuation allowance of $1,947,653 and $833,075 at June 30, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $1,115,000 and $572,000 was recorded on these loans for the six month periods ended June 30, 2009 and 2008, respectively.

There were no subsequent valuation allowances associated with other real estate owned at June 30, 2009 or December 31, 2008.

Although the Company did not elect to adopt the fair value option for any financial instruments under SFAS 159, SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. SFAS 107 defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including common stock, premises and equipment, real estate held for sale and other assets and liabilities. The following methods and assumptions were used in estimating fair values of financial instruments:

•	Fair value approximates carrying amount for cash and due from banks due to the short-term nature of the instruments.

•

Investment securities are valued using quoted fair market prices for actively traded securities. Discounted future cash flows are used to determine estimated fair values of securities with no active market.

•

Fair value for variable rate loans that re-price frequently and for loans that mature in less than one year is based on the carrying amount. Fair value for mortgage loans, personal loans and all other loans (primarily commercial) is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms, credit quality and a liquidity adjustment related to the current market environment.

•	Due to the redemptive provisions of the restricted stock, fair value equals cost. The carrying amount is adjusted for any other than temporary declines in value.

•	The carrying amount for the cash surrender value of life insurance is a reasonable estimate of fair value.

•	The carrying value for accrued interest receivable and payable is a reasonable estimate of fair value.

•

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying amount. Certificate of deposit accounts maturing within one year are valued at their carrying amount. Certificate of deposit accounts maturing after one year are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

•	Fair value for federal funds sold and purchased and repurchase agreements is based on the carrying amount since these instruments typically mature within three days from the transaction date.

•

Fair value for variable rate long-term debt that re-prices frequently is based on the carrying amount. Fair value for fixed rate debt is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate rates currently offered for similar loans of comparable terms and credit quality.

Management uses its best judgment in estimating fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented. The estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$8,663,349	$8,663,349	$6,299,976	$6,299,976
Investment securities	122,282,938	122,516,330	95,851,430	96,039,077
Loans - net	304,306,197	304,221,349	306,286,728	301,316,494
Restricted stock	5,824,400	5,824,400	5,689,914	5,689,914
Accrued interest receivable	2,028,370	2,028,370	2,094,424	2,094,424
Bank owned life insurance	6,819,489	6,819,489	6,680,245	6,680,245

Financial liabilities
Deposits	$287,789,233	$275,461,887	$282,124,685	$283,030,178
Federal funds purchased	1,500,000	1,500,000	4,000,000	4,000,000
Repurchase agreements	15,000,000	15,000,000	15,000,000	15,000,000
Notes payable to FHLB and Federal Reserve	122,000,000	124,968,020	103,000,000	107,152,725
Junior subordinated debentures	11,341,000	11,341,000	11,341,000	11,341,000
Accrued interest payable	2,100,263	2,100,263	2,067,550	2,067,550

Restricted stock includes $5,779,000 in Federal Home Loan Bank of Atlanta stock as required for obtaining advances. The stock was evaluated for impairment as of June 30, 2009. No impairment was identified.

Note 5 – Other than Temporary Impairment

The Bank held $311,414 of restricted stock in Silverton Bank, N.A. (Silverton) at March 31, 2009. On May 1, 2009 the Office of the Comptroller of the Currency (OCC) closed Silverton after which the Federal Deposit Insurance Company (FDIC) created a bridge bank, Silverton Bridge Bank, N.A. to take over operations.

In view of these facts, management concluded the restricted stock had no value and that the impairment was permanent. The Bank recorded a noncash impairment charge of $311,414 through earnings on March 31, 2009, as required by SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) with respect to its holding of the Silverton restricted stock.

Note 6 – Preferred Stock

On January 30, 2009, Greer Bancshares, Incorporated issued 9,993 shares of fixed rate cumulative perpetual preferred stock Series 2009-SP (Preferred Stock Series A), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 500.005 shares of fixed rate cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $9,993,000. The warrant was exercised immediately resulting in the issuance of 500 shares of fixed rate cumulative perpetual preferred stock Series 2009-WP (Preferred Stock Series B) to the U.S. Treasury.

Preferred Stock Series A is generally non-voting and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at par at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.

The terms of Preferred Stock Series B are substantially identical to those of the Preferred Stock Series A. Differences include the payment under Preferred Stock Series B of cumulative dividends at a rate of 9% per year. In addition such stock may not be redeemed while shares of Preferred Stock Series A are outstanding.

The net proceeds were allocated between Preferred Stock Series A and Preferred Stock Series B based on their relative fair values at the time of issuance. The discount on Preferred Stock Series A and the premium on Preferred Stock Series B resulting from the differences between the initial carrying amounts and the liquidation amounts were calculated to be accreted or amortized over the five-year period preceding the 9% perpetual dividend, using the effective yield method.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements were modified to comply with the issuance of the fixed rate cumulative perpetual preferred stock as required by the U.S. Treasury.

Note 7 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity:
Mortgage backed securities	$14,034,858	$235,523	$2,132	$14,268,249

Available for sale:
Mortgage-backed securities	$84,014,035	$952,697	$253,046	$84,713,686
Municipal securities	22,468,415	205,308	318,140	22,355,583
Asset-backed security	472,612	—	—	472,612
Equity securities	265,600	—	54,400	211,200
Corporate bonds	502,537	—	7,537	495,000

	$107,723,199	$1,158,005	$633,123	$108,248,081

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity:
Mortgage backed securities	$15,977,251	$190,223	$2,576	$16,164,898

Available for sale:
Mortgage-backed securities	$57,676,654	$876,366	$28,024	$58,524,996
Municipal securities	20,736,533	224,462	371,582	20,589,413
Asset-backed security	444,266	—	395,096	49,170
Equity securities	265,600	—	—	265,600
Corporate bonds	506,440	—	61,440	445,000

	$79,629,493	$1,100,828	$856,142	$79,874,179

The amortized cost and estimated fair value of investment securities at June 30, 2009 by contractual maturity for debt securities are shown below. Mortgage backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in 1 year	$617,318	$610,233	$—	$—
Over 1 year through 5 years	1,287,365	1,311,581	—	—
After 5 years through 10 years	5,504,162	5,606,995	—	—
Over 10 years	16,300,319	16,005,586	—	—

	23,709,164	23,534,395	—	—
Mortgage backed securities	84,014,035	84,713,686	14,034,858	14,268,249

Total	$107,723,199	$108,248,081	$14,034,858	$14,268,249

The fair value of securities with temporary impairment at June 30, 2009 and December 31, 2008 is shown below:

	Less Than Twelve Months		Over Twelve Months
June 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$13,750,441	$253,036	$161,827	$2,142
Corporate bonds	—	—	495,000	7,537
Equity securities	211,200	54,400	—	—
Municipal securities	707,042	10,492	7,612,261	307,648

Total	$14,668,683	$317,928	$8,269,088	$317,327

	Less Than Twelve Months		Over Twelve Months
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$5,581,710	$418,096	$1,059,007	$7,600
Corporate bonds	—	—	445,000	61,440
Municipal securities	4,510,585	206,768	3,747,688	164,814

Total	$10,092,295	$624,864	$5,251,695	$233,854

Management believes all of the unrealized losses as of June 30, 2009 and December 31, 2008 are temporary and as a result of temporary changes in the market. The number of securities with unrealized losses was twenty-five and twenty-four at June 30, 2009 and December 31, 2008, respectively. Six are mortgage-backed securities, seventeen are municipal securities, one is a pooled trust preferred security and one is a corporate bond at June 30, 2009. Four are mortgage-backed securities, eighteen are municipal securities, one is a pooled trust preferred security and one is a corporate bond at December 31, 2008. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit concerns of the issuer. The Bank has sufficient cash and investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities until maturity or a recovery of fair value if necessary.

Investment securities with an aggregate book value of approximately $112,511,000 and $91,817,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

Gross realized gains, gross realized losses and sale proceeds for available for sale securities for the six months ended June 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

	2009	2008

Gross realized gains	$624,619	$202,249
Gross realized losses	17,410	2,530

Net gain on available for sale securities	$607,209	$199,719

Sale proceeds	$21,777,561	$15,632,879

Note 8 – Subsequent Events

Management evaluated subsequent events through August 14, 2009, the date the financial statements were available to be issued. There were no material events or transactions occurring after June 30, 2009 but prior to August 14, 2009 that provided additional evidence about conditions that existed at June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended June 30, 2009.

Note 9 – New Accounting Pronouncements

Financial Accounting Standards Board (FASB) issued a FASB Staff Position (FSP) SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is adopted SFAS 157-4 as of June 30, 2009 with no material impact on the financial statements taken as a whole.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert: (a) it does not have the intent to sell the debt security and (b) it is more likely than not it will not have to sell the debt security before recovery of its cost basis. Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. FSP SFAS 115-2 and SFAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is adopted SFAS 115-2 and SFAS 124-2 as of June 30, 2009 with no material impact on the financial statements taken as a whole.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in these interim financial statements.

On May 28, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required. Adoption did not have a material impact on the financial statements taken as a whole.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS 166 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. SFAS 166 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008, as well as results for the six months ended June 30, 2009 and June 30, 2008. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. (See “Provision for Loan Losses” for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this non-interest income, as well as non-interest expense, are described in the following discussion.

The Company reported a consolidated net loss of $(153,000) available to common shareholders, or $(.06) per diluted share, for the quarter ended June 30, 2009, compared to consolidated net income of $257,000, or $.10 per diluted share, for the quarter ended June 30, 2008. For the six months ended June 30, 2009, the Company reported a consolidated net loss of $(294,000) available to common shareholders, or $(.12) per diluted share, compared to consolidated net income of $1,076,000 or $.43 per diluted share for the six months ended June 30, 2008.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2009 was $5,515,000, compared to $5,845,000 for the quarter ended June 30, 2008, a decrease of $330,000 or 5.6%. Total interest income for the six months ended June 30, 2009 decreased by $1,246,000 or 10.4%, from $12,018,000 for the six months ended June 30, 2008. Interest and fees on loans is the largest component of total interest income and decreased $253,000 or 5.7%, to $4,173,000 for the quarter ended June 30, 2009, compared to $4,426,000 for the quarter ended June 30, 2008 and decreased $1,073,000, or 11.6% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decline in interest and fees on loans for the three and six months ended June 30, 2009 was due primarily to the 175 basis points reduction in the federal funds rate by the Federal Open Market Committee since the second quarter of 2008. This drastic rate reduction affected between $147 million and $168 million in loans indexed to the Wall Street Journal Prime Rate during that period, which were immediately repriced. The decline in market interest rates also affected loans that matured and were renewed at lower rates during the last twelve months. The decrease in interest and fees on loans was offset to some extent by interest and fees received from an increase in average loans outstanding of approximately $29,084,000 and $36,590,000 during the three and six month periods in 2009 compared to the same periods in 2008. The average yields on the Company’s loan portfolio for the six months ended June 30, 2009 and June 30, 2008 were 5.40% and 6.56%, respectively.

Interest income on investment securities decreased by $72,000 and $136,000 in the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008 due primarily to reductions in the tax equivalent yields from 5.50% at June 30, 2008 to 4.84% at June 30. 2009. The yield decline is primarily the result of falling market rates. The decrease in interest income due to the decline in yield was partially offset by an increase in average investment securities balances during the three and six months ended June 30, 2009 as compared to the same periods in 2008. Average investment securities increased approximately $21,176,000 and $13,815,000 during the three and six month period ending June 30, 2009, respectively, as the result of purchases in February, March, April and May 2009, which were partially offset by accelerated principal paydowns.

The Company’s total interest expense declined for the three and six months ended June 30, 2009 by $457,000 and $1,020,000, or 14.5% and 15.7%, respectively, compared to the same periods in 2008. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of deposits of $27,361,000 and $31,820,000 for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, interest expense declined. Market interest rate decreases resulted in the weighted average rate on certificates of deposit declining from 3.93% at June 30, 2008 to 2.63% at June 30, 2009.

Interest on short term borrowings declined slightly as the result of lower market interest rates despite increases in the average short term borrowings outstanding for the three and six months ended June 30, 2009 of $15,641,000 and $11,514,000, respectively, compared to the same periods in 2008. Management has borrowed at shorter terms to take advantage of low market rates. While management continues to emphasize the need to increase core deposits, short term borrowing rates continue to be much less than the cost of in-market interest rates.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $127,000, or 4.7%, to $2,820,000 for the quarter ended June 30, 2009, compared to $2,693,000 for the quarter ended June 30, 2008. For the six months ended June 30, 2009, net interest income before provision for loan losses decreased $226,000, or 4.1%, to $5,288,000 compared to $5,514,000 at June 30, 2008. The Company’s balance sheet is currently slightly liability sensitive in the short term, meaning a greater amount of liabilities reprice than assets in the period being analyzed. This is due primarily to the amount of short term borrowings currently being utilized. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, earnings increase as interest rates fall. However, the Bank’s interest rate risk model results indicate the Bank’s balance sheet is positioned to benefit from rising rates, due primarily to the manner in which assets and liabilities reprice in a rising interest rate environment. (See the above discussion of reductions in market interest rates).

Provision for Loan Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and the timely identification of potential problem credits. On a quarterly basis, the Bank’s Board of Directors reviews and approves the appropriate level for the allowance for loan losses based upon management’s recommendations and the results of the internal monitoring and reporting system. Management also monitors historical statistical data for both the Bank and other financial institutions. The adequacy of the allowance for loan losses and the effectiveness of the monitoring and analysis system are also reviewed by the Bank’s regulators and the Company’s internal auditor.

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

The provision for loan losses charged to operations during the three and six months ended June 30, 2009 was $1,370,000, compared to $454,000, and $2,095,000, compared to $541,000, for the same periods in 2008, respectively. Newly impaired loans, updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, and loan charge-offs resulted in significant increases to the loan loss provision in the three and six months ended June 30, 2009. In addition, increases in historical losses and adjustments to certain qualitative factors affected the provision required based on the results of loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $78,000, or 8.4%, for the quarter ended June 30, 2009 compared to the same period in 2008. Noninterest income decreased $176,000, or 9.9%, for the six months ended June 30, 2009, compared with the six months ended June 30, 2008. The six month decline was primarily the result of impairment loss on restricted stock due to the failure of Silverton Bank, a correspondent bank of the Bank, combined with reduced income from the Bank’s financial services division. This decline was partially offset by gains realized on the sale of investment securities and a gain on the sale of an interest rate floor. The slight increase for the three months ended June 30, 2009 compared to the same period in 2008 is primarily the result of the gain on sale of investment securities partially offset by reduced revenue from the Bank’s financial services division, Greer Financial Services.

Noninterest Expenses

Total noninterest expenses decreased for the three months ended June 30, 2009 11.6%, or $340,000, to $2,582,000 compared to $2,922,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009, total noninterest expenses decreased $463,000, or 8.6%, to $4,933,000, from $5,396,000 for the same period in 2008. Salaries and employee benefits, the largest component of noninterest expenses, decreased 15.8% and 9.3% for the three and six months ended June 30, 2009 compared to the same periods in 2008. In January 2009, management identified certain expenses that could be reduced in an effort to operate more efficiently in the adverse economic environment being experienced. As a result of management’s actions, the largest expense savings came from eliminating seven staff positions and reducing the 2009 marketing budget by more the 50%. These expense reduction measures were slightly offset by significant increases in Federal Deposit Insurance Corporation (‘FDIC”) deposit insurance assessments. FDIC assessment expense increased $279,000 and $304,000 for the three and six months ended June 30, 2009 compared to the same periods in 2008, respectively. In an effort to replenish the FDIC insurance fund after increased bank failures across the nation, the FDIC re-evaluated the assessment rates in the fourth quarter of 2008. In addition, a special assessment equating to $212,000 for the Bank was imposed on all FDIC-insured banks in the second quarter of 2009 to further boost the FDIC’s deposit insurance reserve.

Income Tax Expense

The Company had increases in the tax benefits for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the decline in income before taxes. Items that caused the effective tax rates to be less than the statutory tax rate included income earned on BOLI and interest income on municipal investments. Offsetting the impact of these items was an increase in the valuation allowance of deferred tax assets. The Company recorded a valuation allowance on the deferred tax benefit arising from the impairment charge on the restricted stock discussed above since management concluded it was more likely than not that it would not be realized.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 69.0% of total earning assets as of June 30, 2009. Gross loans totaled $310,538,000 as of June 30, 2009, a slight decline from gross loans of $311,414,000 as of December 31, 2008. As a result of the adverse economic environment, management has intentionally slowed loan growth and tightened underwriting. Adjustable rate loans totaled 68.7% of the loan portfolio as of June 30, 2009, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans. Substantially all of these loans are to borrowers located in South Carolina and are concentrated in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2009 was $6,232,000, or 2.01% of gross loans outstanding, compared to $5,127,000 or 1.65% of gross loans outstanding at December 31, 2008. The increase of $1,105,000, or .36% of gross loans outstanding, in the allowance is primarily a result of the increase in the provision for loan losses resulting from the increases in non-performing loans and impaired loan valuations at June 30, 2009 compared to December 31, 2008, slightly offset by loan charge-offs. The allowance at June 30, 2009 includes an allocation of $1,948,000 for valuation allowances related to impaired loans compared to $833,000 at December 31, 2008.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, historical loan losses and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required which would adversely affect the Company’s results of operations and financial condition.

At June 30, 2009, the Company had $7,480,000 in non-accruing loans, which includes separately identified impaired loans totaling $6,693,000, $85,000 in loans more than 90 days past due and still accruing interest and $6,752,000 in Other Real Estate Owned (“OREO”). This compares to $5,068,000 in non-accruing loans, which includes separately identified impaired loans totaling $6,428,000, no loans more than 90 days past due and still accruing interest and $1,842,000 in OREO at December 31, 2008. Non-performing loans consisted of $3,653,000 in mortgage loans, $3,236,000 in commercial loans and $591,000 in consumer loans at June 30, 2009.

Net charge-offs for the first six months of 2009 and 2008 were approximately $991,000 and $136,000, respectively. Net loan loss reserves as a percentage of non-performing loans were 83.3% and 101.2% as of June 30, 2009 and December 31, 2008, respectively.

Potential problem loans, which are not included in non-performing loans, amounted to approximately $20,825,000, or 6.7% of total loans outstanding at June 30, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows. As of June 30, 2009, investment securities totaled $122,283,000 or 27.7% of total earning assets. Investment securities increased $26,432,000 or 27.6% from $95,851,000 as of December 31, 2008, due to the purchase of $59,291,000 in mortgage backed securities and $1,985,000 in municipal securities partially offset by the sale of $21,170,000 in mortgage backed securities, the call of one municipal security of $250,000 and cash inflows from principal prepayments on mortgage backed securities. The significant increase in investment securities in 2009 was primarily due to the leveraging of TARP funds.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $8,664,000 at June 30, 2009, compared to $6,300,000 at December 31, 2008, an increase of $2,364,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $5,664,000, or 2.0%, to $287,789,000 as of June 30, 2009 compared to $282,125,000 as of December 31, 2008. The increase in deposits during the six months ending June 30, 2009 was primarily the result of an increase of approximately $10,732,000 in core deposits partially offset by a decrease in certificates of deposit over $100,000 of approximately $5,068,000. Retail certificates of deposit have increased by $8,718,000 in 2009, while brokered deposits have declined by $9,432,000.

At June 30, 2009 and December 31, 2008, interest-bearing deposits comprised 89.8% and 89.9% of total deposits, respectively. Included in these amounts were brokered deposits of $39,597,000, or 13.8%, and $49,029,000, or 17.4%, of total deposits at June 30, 2009 and December 31, 2008, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta, short-term advances from the Federal Reserve Bank and junior subordinated debentures. At June 30, 2009, total borrowings were $149,841,000, compared with $133,341,000 as of December 31, 2008. Federal funds purchased were $1,500,000 and $4,000,000 at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $104,000,000 and $18,000,000, respectively, as of June 30, 2009, compared to $103,000,000 and $0, respectively, as of December 31, 2008. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.66% and 3.60% as of June 30, 2009 and December 31, 2008, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.65 years and 2.55 years as of June 30, 2009 and December 31, 2008, respectively. The borrowings from the Federal Reserve consisted of two advances, both of which were for terms less than ninety days and at rates of ..25%.

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

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At June 30, 2009, core deposits totaled approximately $181,000,000, or 62.9%, of the Company’s total deposits, compared to approximately $170,000,000, or 60.3%, of the Company’s total deposits as of December 31, 2008.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $32,500,000 at June 30, 2009 and $36,600,000 at December 31, 2008, approximately $16,000,000 and $17,600,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $104,000,000 and $103,000,000 at June 30, 2009 and December 31, 2008, respectively. Unused available FHLB borrowings totaled approximately $26,650,000 and $13,339,000 at June 30, 2009 and December 31, 2008, respectively, and were subject to collateral availability. In February 2009, the Bank secured additional borrowing capacity through the Federal Reserve Bank “discount window” by pledging its consumer and commercial loan portfolios. At June 30, 2009, outstanding borrowings from the Federal Reserve totaled $18,000,000 with approximately $7,800,000 in unused available credit.

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

Both the Preferred Stock Series A and the Preferred Stock Series B are accounted for as components of Tier 1 capital. As a result, the Bank now exceeds “well-capitalized” minimum regulatory requirements with a total risk-based capital ratio of 11.27%, a Tier 1 leverage ratio of 7.46% and a Tier 1 risk-based capital ratio of 10.01% as of June 30, 2009.

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

The terms of the Preferred Stock Series B are substantially identical to those of the Preferred Stock Series A. Differences include the payment under the Preferred Stock Series B of cumulative dividends at a rate of 9% per year, and such stock may not be redeemed while shares of the Preferred Stock Series A are outstanding.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2009. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Annual Meeting of Shareholders was held on Thursday, May 14, 2009. The common shareholders voted for the approval of the compensation of the Company’s executives as described in the Summary Compensation Table and the other executive compensation tables and related discussion in the Company’s Proxy Statement. The common shareholders also voted for the election of four (4) directors to serve for terms of three (3) years each, expiring on the date of the 2012 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The results of the voting in these elections are set forth below.

Advisory Vote on Executive Compensation

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Advisory Vote on Executive Compensation	1,517,998	216,847	—	751,78	—

Nominees for Three Year Terms Expiring in 2011

Nominee	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes
Mark S. Ashmore	1,732,030	36,353	—	718,140	—
Harold K. James	1,732,030	36,353	—	718,140	—
Steven M. Bateman	1,732,180	36,353	—	718,140	—
Raj K. S. Dhillon	1,718,045	50,338	—	718,140	—

The terms of office of the following directors continued after the meeting:

Class of 2010	Class of 2011

Walter M. Burch	Gary M. Griffin

Paul D. Lister	Kenneth M. Harper

C. Don Wall	R. Dennis Hennett

Theron C. Smith, III	David M. Rogers

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 14, 2009	/s/ Kenneth M. Harper
Kenneth M. Harper
President and Chief Executive Officer

Dated: August 14, 2009	/s/ Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.