Form 10-Q
period 2009-09-30
GREER BANCSHARES INC
filed 2009-11-16
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/10/09
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2009	December 31, 2008*
Assets
Cash and due from banks	$7,540	$5,808
Interest-bearing deposits in banks	539	371
Federal funds sold	—	121

Cash and cash equivalents	8,079	6,300
Investment securities:
Held to maturity (fair value of approximately $16,165)	—	15,977
Available for sale	128,165	79,874
Loans, net of allowance for loan losses of $6,114 and $5,127, respectively	302,619	306,287
Premises and equipment, net	6,021	6,295
Accrued interest receivable	1,932	2,094
Restricted stock	5,937	5,690
Other real estate owned	7,108	1,843
Other assets	13,360	12,772

Total assets	$473,221	$437,132

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Non-interest bearing	$33,154	$28,429
Interest bearing	256,841	253,696

Total deposits	289,995	282,125
Short term borrowings	14,471	8,000
Long term borrowings	133,841	125,341
Other liabilities	5,238	3,840

Total Liabilities	443,545	419,306

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at September 30, 2009 (Note 6)	9,423	—
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at September 30, 2009 (Note 6)	584	—
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2009 and December 31, 2008	12,433	12,433
Additional paid in capital	3,512	3,415
Retained earnings	2,002	1,827
Accumulated other comprehensive income	1,722	151

Total Stockholders’ Equity	29,676	17,826

Total Liabilities and Stockholders’ Equity	$473,221	$437,132

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income (Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Nine Months Ended
	09/30/09	09/30/08	09/30/09	09/30/08
Interest Income:
Loans (including fees)	$4,278	$4,682	$12,434	$13,911
Investment securities:
Taxable	1,088	1,210	3,225	3,485
Exempt from federal income tax	249	222	724	695
Federal funds sold	2	4	3	36
Other	4	4	7	13

Total interest income	5,621	6,122	16,393	18,140

Interest Expense:
Interest on deposit accounts	1,434	1,854	4,583	5,853
Interest on short term borrowings	8	21	30	65
Interest on long term borrowings	1,172	1,264	3,485	3,725

Total interest expense	2,614	3,139	8,098	9,643

Net interest income	3,007	2,983	8,295	8,497
Provision for loan losses	475	928	2,570	1,469

Net interest income after provision for loan losses	2,532	2,055	5,725	7,028

Non-interest income:
Customer service fees	221	219	669	649
Gain on sale of investment securities	476	—	1,083	200
Impairment loss on restricted stock	—	—	(311)	—
Impairment loss on investment securities	(93)	(7,935)	(93)	(7,935)
Other noninterest income	381	433	1,238	1,580

Total noninterest income	985	(7,283)	2,586	(5,506)

Non-interest expenses:
Salaries and employee benefits	1,452	1,250	4,298	4,387
Occupancy and equipment	212	245	622	695
Postage and supplies	63	76	192	236
Marketing expenses	9	105	99	301
Directors fees	49	66	154	199
Professional fees	104	95	295	294
FDIC deposit insurance assessments	294	54	701	157
Other noninterest expenses	481	345	1,236	1,363

Total noninterest expenses	2,664	2,236	7,597	7,632

Income (loss) before income taxes	853	(7,464)	714	(6,110)

Provision (benefit) for income taxes:	223	(271)	116	7

Net income (loss)	630	(7,193)	598	(6,117)

Preferred stock dividends and net discount accretion	(158)	—	(423)	—

Net income (loss) available to common shareholders	$472	$(7,193)	$175	$(6,117)

Basic net income (loss) per share of common stock	$.19	$(2.89)	$.07	$(2.46)

Diluted net income (loss) per share of common stock	$.19	$(2.89)	$.07	$(2.46)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine Months Ended
	09/30/09	09/30/08	09/30/09	09/30/08

Net Income (Loss)	$630	$(7,193)	$598	$(6,117)

Other comprehensive income (loss), net of tax:
Unrealized holding gains on held to maturity investment securities transferred to available for sale	166	—	166	—
Unrealized holding gains (losses) on available for sale investment securities	1,471	(7,511)	2,019	(8,679)
Less reclassification adjustments for (gains) losses included in net income (loss)	(238)	7,935	(614)	7,810

Other comprehensive income (loss)	1,399	424	1,571	(869)

Comprehensive Income (Loss)	$2,029	$(6,769)	$2,169	$(6,986)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Nine months Ended September 30, 2009

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock		Common Stock	Additional Paid In capital	Retained Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
	Series 2009-SP	Series 2009-WP
Balances at 12/31/2008	$—	$—	$12,433	$3,415	$1,827	$151	$17,826

Net income	—	—	—	—	598	—	598
Other comprehensive income, net of tax	—	—	—	—	—	1,571	1,571
Issuance of preferred stock	9,993	500	—	—	—	—	10,493
Discount associated with preferred stock Series 2009-SP	(645)	—	—	—	—	—	(645)
Premium associated with preferred stock Series 2009-WP	—	101	—	—	—	—	101
Amortization of premium and discount on preferred stock	75	(17)	—	—	(58)	—	—
Preferred stock dividends declared					(365)		(365)
Stock based compensation	—	—	—	97	—	—	97

Balances at 9/30/2009	$9,423	$584	$12,433	$3,512	$2,002	$1,722	$29,676

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine months Ended
	9/30/09	09/30/08
Operating activities
Net income (loss)	$598	$(6,117)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	325	358
Gain on sale of interest rate floor	—	(153)
Gain on sale of securities	(1,083)	(200)
Loss on sale of other real estate owned	42	—
Impairment loss on restricted stock	311	—
Impairment loss on investment securities	93	7,935
Provision for loan losses	2,570	1,469
Deferred income tax benefit	(337)	(711)
Stock based compensation	97	100
Increase in cash surrender value of life insurance	(212)	(188)
Net change in:
Accrued interest receivable	162	544
Other assets	(39)	184
Accrued interest payable	217	70
Other liabilities	128	(95)

Net cash provided by operating activities	2,872	3,196

Investing activities
Activity in available-for-sale securities:
Sales	33,151	16,250
Maturities, payment and calls	13,848	6,987
Purchases	(84,950)	(34,073)
Activity in held to maturity securities:
Sales	5,922	—
Maturities, payment and calls	3,260	2,877
Purchase of restricted stock	(558)	(567)
Net increase in loans	(4,998)	(37,818)
Proceeds from sale of other real estate owned	789	—
Purchase of premises and equipment	(51)	(121)

Net cash used for investing activities	(33,587)	(46,465)

Financing activities
Net increase in deposits	7,870	36,233
Repayment of notes payable to FHLB	(34,000)	(41,400)
Proceeds from notes payable to FHLB	42,500	53,300
Net increase (decrease) in short term borrowings	6,471	(4)
Proceeds from issuance of preferred stock	9,949	—
Proceeds from exercise of stock options	—	47
Cash dividends paid	(296)	(1,268)

Net cash provided by financing activities	32,494	46,908

Net increase in cash and cash equivalents	1,779	3,639
Cash and equivalents, beginning of period	6,300	7,475

Cash and equivalents, end of period	$8,079	$11,114

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

	For the Nine months Ended
	09/30/09	09/30/08
Cash paid for
Income taxes	$390	$791

Interest	$7,881	$9,573

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$5,971	$1,095

Transfer of investment securities from held to maturity to available for sale, due to change of intent to sell investment securities	$6,795	$—

Unrealized gains (losses) on available for sale investment securities, net of tax	$1,405	$(869)

Unrealized gains on transfer of held to maturity investment securities to available for sale investment securities, net of tax	$166	$—

Dividends payable	$69	$—

Loans to facilitate sale of other real estate owned	$125	$—

Adoption of new accounting principle charged to retained earnings	$—	$(75)

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

Note 2 – Income (Loss) Available per Common Share

Basic income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. Diluted income (loss) available per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding, as adjusted for the assumed exercise of potential common stock options, using the treasury stock method. The weighted average common shares outstanding for the nine months ended September 30, 2009 and September 30, 2008 were 2,486,692 and 2,484,560, respectively (basic) and 2,486,692 and 2,484,560, respectively (diluted). The weighted average common shares outstanding for the three months ended September 30, 2009 and September 30, 2008 were 2,486,692 and 2,486,692, respectively (basic) and 2,486,692 and 2,486,692, respectively (diluted). Anti-dilutive options totaling 355,530 and 318,031 have been excluded from the income (loss) per share calculation for the three and nine months ended September 30, 2009 and September 30, 2008, respectively.

Note 3 – Income Taxes

The Company files a consolidated federal income tax return and separate state income tax returns. Income taxes are allocated to each company as if filed separately for federal purposes and based on the separate returns filed for state purposes.

Certain items of income and expense for financial reporting are recognized differently for income tax purposes (principally the provision for loan losses, deferred compensation and depreciation). Provisions for deferred taxes are made in recognition of such temporary differences as required by the Income Taxes Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Current income taxes are recorded based on amounts due with the current income tax returns.

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including estimates of future taxable income, reversing taxable temporary differences and tax planning strategies.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Note 4 – Fair Value

The Fair Value Measurements and Disclosures Topic of the FASB ASC establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, impaired loans, other real estate owned and certain pooled trust preferred.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the Receivables Topic of the FASB ASC. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2009, all loans considered to be impaired were evaluated based on the fair value of the collateral. In accordance with the Fair Values and Disclosures Topic of the FASB ASC, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Other Real Estate Owned

Certain assets such as other real estate owned (“OREO”) are measured at fair value less costs to sell. Management believes the fair value component in its valuation follows the provisions of the Fair Value Measurements and Disclosures Topic of the FASB ASC.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2009
Available for sale securities	$128,164,542	$—	$127,767,771	$396,771

December 31, 2008
Available for sale securities	$79,874,179	$—	$79,825,009	$49,170

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis, all of which was an asset-backed security, for the nine months ended September 30, 2009 is as follows:

Assets
Fair value, December 31, 2008	$49,170
Total unrealized gain included in other comprehensive income	439,980
Impairment charges during the quarter	(92,379)
Transfers in and/or out of level 3	—

Fair value September 30, 2009	$396,771

There were no Level 3 liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2009.

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

		Fair Value Measurements at Reporting Date Using
Description	9/30/2009	Level 1	Level 2	Level 3
Impaired loans	$2,599,644	$—	$—	$2,599,644
OREO	$7,107,694	$—	$—	$7,107,694

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had balances of $4,298,824 and $5,494,950 with a valuation allowance of $1,699,180 and $833,075 at September 30, 2009 and December 31, 2008, respectively. An additional provision for loan losses of approximately $866,000 and $1,480,000 was recorded on these loans for the nine month periods ended September 30, 2009 and 2008, respectively.

There were no subsequent valuation allowances associated with other real estate owned at September 30, 2009 or December 31, 2008.

Although the Company did not elect to adopt the fair value option for any financial instruments under the Financial Instruments Topic of the FASB ASC, disclosures of fair value information, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value are required under the same Topic. The Topic defines a financial instrument as cash, evidence of an ownership interest in an entity, or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including common stock, premises and equipment, real estate held for sale and other assets and liabilities. The following methods and assumptions were used in estimating fair values of financial instruments:

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

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

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$8,078,365	$8,078,365	$6,299,976	$6,299,976
Investment securities	128,164,542	128,164,542	95,851,430	96,039,077
Loans - net	302,619,136	302,422,877	306,286,728	301,316,494
Restricted stock	5,936,900	5,936,900	5,689,914	5,689,914
Accrued interest receivable	1,931,891	1,931,891	2,094,424	2,094,424
Bank owned life insurance	6,892,055	6,892,055	6,680,245	6,680,245

Financial liabilities
Deposits	$289,995,086	$277,627,098	$282,124,685	$283,030,178
Federal funds purchased	2,471,257	2,471,257	4,000,000	4,000,000
Repurchase agreements	15,000,000	15,000,000	15,000,000	15,000,000
Notes payable to FHLB and Federal Reserve	119,500,000	122,649,030	103,000,000	107,152,725
Junior subordinated debentures	11,341,000	11,341,000	11,341,000	11,341,000
Accrued interest payable	2,149,985	2,149,985	2,067,550	2,067,550

Restricted stock includes $5,891,500 in Federal Home Loan Bank of Atlanta stock as required for obtaining advances. The stock was evaluated for impairment as of September 30, 2009. No impairment was identified.

Note 5 – Other than Temporary Impairment

The Bank held $311,414 of restricted stock in Silverton Bank, N.A. (“Silverton”) at March 31, 2009. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton after which the Federal Deposit Insurance Company (“FDIC”) created a bridge bank, Silverton Bridge Bank, N.A. to take over operations.

Three of the approximate forty-five underlying trust preferred stock issuers in the asset-backed security defaulted under the terms of the indenture in the third quarter of 2009, bringing the total defaults to five. In addition, four issuers have deferred interest payments.

In view of these facts, management concluded the market value declines were other than temporary. The Bank recorded other than temporary impairment (“OTTI”) noncash impairment charges of $311,414 and $92,379 through earnings on March 31, 2009 and September 30, 2009, respectively, as required by the Investments Topic of the FASB ASC with respect to its holdings of the restricted stock and asset-backed security. The OTTI charges were based on the market values of the investments on those dates of approximately $0 and $397,000 for the restricted stock and asset-backed security, respectively. The restricted stock was determined to have no value. The market value of the asset-backed security was determined through cash flow analysis.

Note 6 – Preferred Stock

On January 30, 2009, Greer Bancshares Incorporated issued 9,993 shares of fixed rate cumulative perpetual preferred stock Series 2009-SP (Preferred Stock Series A), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 500.005 shares of fixed rate cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $9,993,000. The warrant was exercised immediately resulting in the issuance of 500 shares of fixed rate cumulative perpetual preferred stock Series 2009-WP (Preferred Stock Series B) to the U.S. Treasury.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock Series A is generally non-voting and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at par at the option of the Company, subject to the consent of the Board of Governors of the Federal Reserve System.

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

Note 7 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$101,365,492	$1,912,380	$37,375	$103,240,497
Municipal securities	23,102,266	943,658	18,648	24,027,276
Asset-backed security	396,771	—	—	396,771
Corporate bonds	500,585	—	585	500,000

	$125,365,114	$2,856,038	$56,608	$128,164,544

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to maturity:
Mortgage backed securities	$15,977,251	$190,223	$2,576	$16,164,898

Available for sale:
Mortgage-backed securities	$57,676,654	$876,366	$28,024	$58,524,996
Municipal securities	20,736,533	224,462	371,582	20,589,413
Asset-backed security	444,266	—	395,096	49,170
Equity securities	265,600	—	—	265,600
Corporate bonds	506,440	—	61,440	445,000

	$79,629,493	$1,100,828	$856,142	$79,874,179

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

In September 2009, the investment portfolio was analyzed for specific securities to sell that would benefit the Company by realizing gains while maintaining yields and slightly extending average lives through new investment purchases. As a result of the analysis, on September 17, 2009, securities with book values totaling $11,714,738 were sold of which $5,922,089 were classified as held to maturity. Management determined the remaining pool of investment securities classified as held to maturity were tainted by this transaction and reclassified the remaining balance to available for sale as required by FASB ASC 320, Investments-Debt and Equity Securities. At September 30, 2009, $166,164 of unrealized gains was included in accumulated other comprehensive income that related to these transferred securities.

The amortized cost and estimated fair value of investment securities at September 30, 2009 by contractual maturity for debt securities are shown below. Mortgage backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value

Due in 1 year	$615,461	$615,259
Over 1 year through 5 years	1,287,482	1,317,293
After 5 years through 10 years	6,139,773	6,348,755
Over 10 years	15,956,906	16,642,739

	23,999,622	24,924,046
Mortgage backed securities	101,365,492	103,240,498

Total	$125,365,114	$128,164,544

The fair value of securities with temporary impairment at September 30, 2009 and December 31, 2008 is shown below:

	Less Than Twelve Months		Over Twelve Months
September 30, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$3,118,246	$37,375	$—	$—
Corporate bonds	—	—	500,000	585
Municipal securities	—	—	461,352	18,648

Total	$3,118,246	$37,375	$961,352	$19,233

	Less Than Twelve Months		Over Twelve Months
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$5,581,710	$418,096	$1,059,007	$7,600
Corporate bonds	—	—	445,000	61,440
Municipal securities	4,510,585	206,768	3,747,688	164,814

Total	$10,092,295	$624,864	$5,251,695	$233,854

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Management believes all of the unrealized losses as of September 30, 2009 and December 31, 2008 are temporary and as a result of temporary changes in the market. The number of securities with unrealized losses was three and twenty-four at September 30, 2009 and December 31, 2008, respectively. One is a mortgage-backed security, one is a municipal security and one is a corporate bond at September 30, 2009. Four are mortgage-backed securities, eighteen are municipal securities, one is a pooled trust preferred security and one is a corporate bond at December 31, 2008. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit concerns of the issuer. The Bank has sufficient cash and investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities until maturity or a recovery of fair value if necessary.

The Company valued the asset-backed security by projecting estimated cash flows, which were then discounted back to the present value. The security is currently booked at a fair value of $396,771 at September 30, 2009, versus a par value of $1,072,468. As discussed in Note 5, the Company has recognized a write-down of $92,379 through non-interest income representing other-than-temporary impairment on the security. The non-credit portion of the impairment is not considered significant.

Investment securities with an aggregate book value of approximately $112,344,000 and $91,817,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and Federal Home Loan Bank borrowings.

Gross realized gains, gross realized losses and sale proceeds for available for sale securities for the nine months ended September 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

	2009		2008
	Available for sale	Held to maturity	Available for sale	Held to maturity
Gross realized gains	$340,558	$141,760	$202,249	$—
Gross realized losses	—	—	2,530	—

Net gain on sale of securities	$340,558	$141,760	$199,719	$—

Sale proceeds	$6,411,250	$6,076,480	$15,632,879	$—

Note 8 – Subsequent Events

Management evaluated subsequent events through November 16, 2009, the date the financial statements were available to be issued. There were no material events or transactions occurring after September 30, 2009 but prior to November 16, 2009 that provided additional evidence about conditions that existed at September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009 but arose before the financial statements were available to be issued have not been recognized in the financial statements for the period ended September 30, 2009.

Note 9 – New Accounting Pronouncements

In April 2009, the FASB issued an accounting standard which provides guidance in determining fair value when the volume and level of activity for the asset or liability has significantly decreased and guidance for identifying transactions that are not orderly. This standard affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This standard further requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. It also amended previous standards to expand certain disclosure requirements. The standard was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This standard became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

In April 2009, two accounting standards were issued regarding the recognition and presentation of other-than-temporary impairments. These standards (i) changed existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under these standards, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. These standards were effective for interim and annual periods ending after June 15, 2009 and became effective for the Company on June 15, 2009 and did not have a significant impact on the Company’s financial statements.

Also in April 2009, two other standards were issued regarding interim disclosures about fair value of financial instruments. These two standards require an entity to provide disclosures about fair value of financial instruments in interim financial information at interim reporting periods. Under these standards, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The new interim disclosures were included in the Company’s interim financial statements beginning in the second quarter, June 30, 2009.

On May 28, 2009, the FASB issued a standard providing guidance over subsequent events. Under this standard, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. This standard requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The standard also requires entities to disclose the date through which subsequent events have been evaluated. This standard was effective for interim and annual reporting periods ending after June 15, 2009. The Company reviewed events for inclusion in the financial statements through November 16, 2009, the date that the accompanying financial statements were issued. The Company adopted the provisions of the standard for the quarter ended June 30, 2009, as required, and this adoption did not have a material impact on the financial statements taken as a whole.

On June 29, 2009, the FASB issued the standard providing guidance over the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles. This standard will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. The Company adopted this standard for the quarterly period ended September 30, 2009, as required, and adoption is not expected to have a material impact on the financial statements taken as a whole.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008, as well as results for the nine months ended September 30, 2009 and September 30, 2008. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $472,000 available to common shareholders, or $.19 per diluted share, for the quarter ended September 30, 2009, compared to a consolidated net loss of $(7,193,000), or $(2.89) per diluted share, for the quarter ended September 30, 2008. For the nine months ended September 30, 2009, the Company reported consolidated net income of $175,000 available to common shareholders, or $.07 per diluted share, compared to a consolidated net loss of $(6,117,000) or $(2.46) per diluted share for the nine months ended September 30, 2008.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2009 was $5,621,000, compared to $6,122,000 for the quarter ended September 30, 2008, a decrease of $501,000 or 8.2%. Total interest income for the nine months ended September 30, 2009 decreased by $1,747,000 or 9.6%, from $18,140,000 for the nine months ended September 30, 2008. Interest and fees on loans is the largest component of total interest income and decreased $404,000 or 8.6%, to $4,278,000 for the quarter ended September 30, 2009, compared to $4,682,000 for the quarter ended September 30, 2008 and decreased $1,477,000, or 10.6% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decline in interest and fees on loans for the three and nine months ended September 30, 2009 was due primarily to the 175 basis points reduction in the federal funds rate by the Federal Open Market Committee since the third quarter of 2008. This significant rate reduction affected between $155 million and $162 million in loans indexed to the Wall Street Journal Prime Rate during that period, which were immediately repriced. The decline in market interest rates also affected loans that matured and were renewed at lower rates during the last twelve months. The decrease in interest and fees on loans was offset to some extent by interest and fees received from an increase in average loans outstanding of approximately $14,557,000 and $28,282,000 during the three and nine month periods in 2009 compared to the same periods in 2008. The average yields on the Company’s loan portfolio for the nine months ended September 30, 2009 and September 30, 2008 were 5.36% and 6.57%, respectively.

Interest income on investment securities decreased by $95,000 and $231,000 in the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008 due primarily to reductions in the tax equivalent yields from 5.59% at September 30, 2008 to 4.68% at September 30, 2009. The yield decline is primarily the result of falling market rates, as securities purchased in 2009 had yields less than the average weighted yield of the portfolio. The decrease in interest income due to the decline in yield was partially offset by an increase in average investment securities balances during the three and nine months ended September 30, 2009 as compared to the same periods in 2008. Average investment securities increased approximately $19,646,000 and $15,693,000 during the three and nine month period ending September 30, 2009, respectively, as the result of net purchases in the first nine months of 2009, which were partially offset by accelerated principal paydowns.

The Company’s total interest expense declined for the three and nine months ended September 30, 2009 by $525,000 and $1,545,000, or 16.7% and 16.0%, respectively, compared to the same periods in 2008. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of interest bearing deposits of $22,683,000 and $29,498,000 for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, interest expense declined. Market interest rate decreases resulted in the weighted average rate on interest bearing deposits declining from 3.37% at September 30, 2008 to 2.35% at September 30, 2009.

Interest on short term borrowings declined slightly as the result of lower market interest rates despite increases in the average short term borrowings outstanding for the three and nine months ended September 30, 2009 of $10,840,000 and $9,734,000, respectively, compared to the same periods in 2008. Management has borrowed at shorter terms to take advantage of low market rates. While management continues to emphasize the need to increase core deposits, short term borrowing rates continue to be much less than the cost of in-market interest rates. Interest on long term borrowings declined $92,000, or 7.3%, and $240,000, or 6.4% for the three and nine month periods ending September 30, 2009 compared to the same periods in 2008. The decline in long term interest expense was the result of declines in market interest rates partially offset by increases in average long term borrowings outstanding of $4,139,000 and $9,096,000 for the three and nine month periods ending September 30, 2009 compared to the same periods in 2008.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased slightly for the quarter ended September 30, 2009, compared to the same quarter ended September 30, 2008. For the nine months ended September 30, 2009, net interest income before provision for loan losses decreased $202,000, or 2.4%, to $8,295,000 compared to $8,497,000 at September 30, 2008. The Company’s balance sheet is currently slightly liability sensitive in the short term, meaning a greater amount of liabilities reprice than assets in the period being analyzed. This is due primarily to the amount of short term borrowings currently being utilized. The Company utilizes an interest rate risk model that estimates the Company’s exposure to interest rate risk. As of September 30, 2009, the results of the model indicate the exposure to interest rate risk was within the Company’s policy limits. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, earnings increase as interest rates fall. However, the results of the Bank’s interest rate risk model indicate the Bank’s balance sheet is positioned so that earnings increase as rates rise, due primarily to the manner in which assets and liabilities reprice as rates change.

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

The provision for loan losses during the three and nine months ended September 30, 2009 was $475,000, compared to $928,000, and $2,570,000, compared to $1,469,000, for the same periods in 2008, respectively. Additional loans considered to be impaired, updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, and loans charged off resulted in significant increases to the loan loss provision in the three and nine months ended September 30, 2009. In addition, increases in our historical losses and adjustments to certain qualitative factors in the Bank’s loan loss model affected the amount of provision required. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased to $985,000 and $2,586,000 for the three and nine months ended September 30, 2009 compared to losses of $7,283,000 and $5,506,000 for the same periods in 2008. The primary reasons for 2008 losses related to impairment losses due to the declines in the value of Fannie Mae preferred stock and an asset-backed security. The 2009 impairment losses for the three and nine months ended September 30, 2009 relate to further impairment in value of the asset-backed security and impairment of Silverton Bank stock, respectively. The impairment losses were partially offset by gains realized on the sale of investment securities in 2008 and 2009 and a gain on the sale of an interest rate floor in 2008.

Noninterest Expenses

Total noninterest expenses increased $428,000, or 19.1% for the three months ended September 30, 2009, to $2,664,000 compared to $2,236,000 for the three months ended September 30, 2008. Total noninterest expenses remained relatively stable for the nine months ending September 30, 2009, totaling $7,597,000 compared to $7,632,000 for the same period in 2008. Salaries and employee benefits, the largest component of noninterest expenses, increased 16.2% for the three months ended September 30, 2009 compared to the same period in 2008 due to a reversal in the third quarter of 2008 of accrued incentive pay as a result of the poor earnings performance. Salaries and benefits declined slightly for the nine months ending September 30, 2009 compared to the same period in 2008. In January 2009, management identified certain expenses that could be reduced in an effort to operate more efficiently in the adverse economic environment being experienced. As a result of management’s actions, the largest expense savings came from eliminating seven staff positions and reducing the 2009 marketing budget by more than 50%. These expense reduction measures were slightly offset by significant increases in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments. FDIC assessment expense increased $240,000 and $544,000 for the three and nine months ended September 30, 2009 compared to the same periods in 2008, respectively. In an effort to replenish the FDIC insurance fund after increased bank failures across the nation, the FDIC re-evaluated the assessment rates in the fourth quarter of 2008. In addition, a special assessment equating to $212,000 for the Bank was imposed on all FDIC-insured banks in the second quarter of 2009 to further boost the FDIC’s deposit insurance reserve. Expenses on foreclosed properties contributed to the $137,000, or 39.8%, increase in other noninterest expenses for the three months ending September 30, 2009 compared to the same quarter in 2008. Included in the 2008 noninterest expense was the second quarter write-off of construction in process charges totaling $247,000, related to the design of an administrative and operations center.

Income Tax Expense

The Company had increases in the tax provisions for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the increase in income before taxes. Items that caused the effective tax rates to be less than the statutory tax rate included income earned on BOLI and interest income on municipal investments. Offsetting the impact of these items was an increase in the valuation allowance of deferred tax assets. The Company recorded a valuation allowance on the deferred tax benefit arising from the impairment charge on the restricted stock discussed above since management concluded it was more likely than not that it would not be realized.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 70.3% of total earning assets as of September 30, 2009. Gross loans totaled $308,733,000 as of September 30, 2009, a slight decline from gross loans of $311,414,000 as of December 31, 2008. As a result of the adverse economic environment, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 71.1% of the loan portfolio as of September 30, 2009, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina and are in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2009 was $6,114,000, or 1.98% of gross loans outstanding, compared to $5,127,000 or 1.65% of gross loans outstanding at December 31, 2008. The increase of $987,000, or .33% of gross loans outstanding, in the allowance is primarily a result of the increase in the provision for loan losses resulting from the increases in non-performing loans and impaired loans based on valuations completed at September 30, 2009 compared to December 31, 2008, slightly offset by loan charge-offs. The allowance at September 30, 2009 includes an allocation of $1,700,000 for valuation allowances related to impaired loans compared to $833,000 at December 31, 2008.

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

At September 30, 2009, the Company had $15,311,000 in non-performing assets, comprised of non-accruing loans of $7,339,000, $864,000 in loans more than 90 days past due and still accruing interest and $7,108,000 in Other Real Estate Owned (“OREO”). This compares to $5,068,000 in non-accruing loans, no loans more than 90 days past due and still accruing interest and $1,842,000 in OREO at December 31, 2008. Non-performing loans consisted of $4,683,000 in real estate loans, $2,231,000 in commercial loans and $425,000 in consumer loans at September 30, 2009.

Net charge-offs for the first nine months of 2009 and 2008 were approximately $1,583,000 and $204,000, respectively. Net loan loss reserves as a percentage of non-performing loans were 72.1% and 101.2% as of September 30, 2009 and December 31, 2008, respectively.

Potential problem loans, which are not included in non-performing loans, amounted to approximately $20,066,000, or 6.5% of total loans outstanding at September 30, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Five residential construction and land development loans totaling approximately $11,413,000 were considered potential problem loans at September 30, 2009. While these loans are currently performing under the contract terms, due to slowed lot sales, the construction or development projects are not performing as the Bank had originally planned. These loans have current appraisals supporting the loan balances.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During past years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows. As of September 30, 2009, investment securities totaled $128,165,000 or 29.2% of total earning assets. Investment securities increased $32,314,000 or 33.4% from $95,851,000 as of December 31, 2008, due to the purchase of $82,328,000 in mortgage backed securities and $2,621,000 in municipal securities partially offset by the sale of $32,635,000 in mortgage backed securities and $265,600 in equity securities, the call of one municipal security of $250,000 and cash inflows from principal prepayments on mortgage backed securities. The significant increase in investment securities in 2009 was primarily due to the leveraging of TARP funds. See Note 7 in the accompanying financial statements for a discussion of the transfer of held to maturity investment securities to available for sale investment securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $8,079,000 at September 30, 2009, compared to $6,300,000 at December 31, 2008, an increase of $1,779,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $7,870,000, or 2.8%, to $289,995,000 as of September 30, 2009 compared to $282,125,000 as of December 31, 2008. The increase in deposits during the nine months ending September 30, 2009 was primarily the result of an increase of approximately $25,859,000 in retail deposits, of which $14,762,000 was in retail certificates of deposit. The increase in retail certificates of deposit was partially offset by a decline of $17,989,000 in brokered deposits. Total core deposits have increased by approximately $20,216,000 in the nine months ended September 30, 2009.

At September 30, 2009 and December 31, 2008, interest-bearing deposits comprised 88.6% and 89.9% of total deposits, respectively. Non interest-bearing deposits increased by $4,725,000 through the first nine months of 2009. Included in the interest-bearing total were brokered deposits of $31,040,000, or 10.7%, and $49,029,000, or 17.4%, of total deposits at September 30, 2009 and December 31, 2008, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, both short-term and long-term advances from the Federal Home Loan Bank of Atlanta, short-term advances from the Federal Reserve Bank and junior subordinated debentures. At September 30, 2009, total borrowings were $148,312,000, compared with $133,341,000 as of December 31, 2008. Federal funds purchased were $2,471,000 and $4,000,000 at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $113,500,000 and $6,000,000, respectively, as of September 30, 2009, compared to $103,000,000 and $0, respectively, as of December 31, 2008. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.38% and 3.60% as of September 30, 2009 and December 31, 2008, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.33 years and 2.55 years as of September 30, 2009 and December 31, 2008, respectively. The borrowing from the Federal Reserve consisted of one advance for a term of 28 days at a rate of .25%.

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

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2009, core deposits totaled approximately $190,642,000, or 65.7%, of the Company’s total deposits, compared to approximately $170,426,000, or 60.4%, of the Company’s total deposits as of December 31, 2008.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $35,500,000 at September 30, 2009 and $36,600,000 at December 31, 2008, approximately $18,000,000 and $17,600,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $113,500,000 and $103,000,000 at September 30, 2009 and December 31, 2008, respectively. Unused available FHLB borrowings totaled approximately $17,150,000 and $13,339,000 at September 30, 2009 and December 31, 2008, respectively, and were subject to collateral availability. In February 2009, the Bank secured additional borrowing capacity through the Federal Reserve Bank “discount window” by pledging its consumer and commercial loan portfolios. At September 30, 2009, outstanding borrowings from the Federal Reserve totaled $6,000,000 with approximately $25,700,000 in unused available credit.

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

Both the Preferred Stock Series A and the Preferred Stock Series B are accounted for as components of Tier 1 capital. As a result, the Bank now exceeds “well-capitalized” minimum regulatory requirements with a total risk-based capital ratio of 12.07%, a Tier 1 leverage ratio of 7.96% and a Tier 1 risk-based capital ratio of 10.81% as of September 30, 2009.

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

The Company may redeem the Preferred Stock Series A at par, subject to the consent of the Board of Governors of the Federal Reserve System.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2009. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GREER BANCSHARES INCORPORATED

Date: November 16, 2009	By:	/S/ KENNETH M. HARPER
Kenneth M. Harper
President and Chief Executive Officer

Date: November 16, 2009	By:	/S/ J. RICHARD MEDLOCK, JR.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.