Form 10-K
period 2009-12-31
GREER BANCSHARES INC
filed 2010-03-31
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (1,923,102 shares) as of June 30, 2009 was approximately $13,558,433. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 26, 2010
Common Stock, $5.00 par value per share	2,486,692 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Annual Report to Shareholders (and an attachment comprising a portion thereof) for the year ended December 31, 2009 is incorporated by reference in this Form 10-K in Part II, Items 5 through 8. The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Item 1.	Business

General

Greer Bancshares Incorporated (the “Company”) was formed in July 2001 as a one-bank holding company for Greer State Bank (the “Bank”). All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The primary activity of the holding company is to hold its investment in its banking subsidiary. The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol GRBS. The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina Board of Financial Institutions.

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office, located at 601 North Main Street, Greer, South Carolina 29650, was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, South Carolina 29687. In September 2007, the Bank opened a commercial and mortgage loan production office at 103 C-2 Regency Commons Drive in Greer, South Carolina 29650. The loan production office was closed in September 2009.

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (“GFSC”), which allows customers to earn a higher rate of return on their money by investing in mutual funds, stock, annuities and similar securities. GFSC was formed as a subsidiary of the Bank, but was merged into the Bank in October 2007. Greer Financial Services is now a division of the Bank and offers securities exclusively through Raymond James Financial Services, Inc., a registered broker-dealer.

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

The Bank’s core deposits consist of retail checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit. These deposits, along with short-term borrowings, long-term borrowings, and brokered deposits, are used to support our asset base. Retail deposits comprise approximately 90% of total deposits, with brokered certificates of deposits comprising approximately 10% of total deposits at December 31, 2009. Management continues to target the conversion of brokered certificates to retail deposits over time. However, in the current economic environment, management believes all deposits are valuable and maintaining ample levels of liquidity is important for all banks. Given the fact that, historically, the Bank’s brokered certificates base has been less expensive than borrowing rates, it is likely that management will work to maintain the longstanding relationships the Bank has with its brokered certificate issuers and will use a reasonable amount of brokered deposits as it effectively manages the Bank’s cost of funds. Prospectively, management anticipates that attraction of retail deposits will reduce the reliance on brokered certificates of deposit. See additional discussion in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”

Lending Activities

General - The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans and other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment. The obligations of state and political subdivisions consist of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2009, 96% of the Bank’s loan portfolio is secured and 77% of the total loan portfolio is secured by real estate. See additional discussion of credit concentrations related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” in this report.

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

While the Bank does not make it a practice of establishing an interest reserve account as part of the loan funding amount, it is a common practice in the industry to allow an interest reserve account during the initial construction phase of a real estate project. The Bank’s loan portfolio contained one construction and land development loan totaling approximately $3,100,000 with an interest reserve account at December 31, 2009. The nature of the interest reserve was analyzed along with the performance of the loan, underlying collateral value and the schedule of lot sales to determine if the loan should be placed on nonaccrual status. Management determined that this loan with an interest reserve was performing adequately. As such, it was not placed on nonaccrual as of December 31, 2009. The loan was, however, considered a potential problem loan.

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

Loan Risk Management - The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2009, the legal lending limit amount for the Bank to lend to any one borrower was approximately $6,373,000. See additional discussion of risk management related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” and - “Risk Elements” in this report.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. Automated Teller Machine (“ATM”) services are provided by the Fiserv EFT ATM Network, which allows access through ATMs nationwide. The Bank has three drive-up ATMs located at its offices at 1111 W. Poinsett Street, 3317 Wade Hampton Boulevard and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (“TELEBANKER”). TELEBANKER allows the Bank’s customers to access information concerning their accounts, transfer funds and make payments by telephone.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are thirteen competitor banks (none of which are headquartered in Greer) with eighteen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of December 31, 2009, the Bank held approximately 27.97% of the FDIC insured deposits in the Greer market.

Employees

As of December 31, 2009, the Bank had 88 employees, 79 of whom are full-time. The Company does not have any employees other than its two executive officers.

Available Information

The Company files and furnishes reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These reports are provided on our website at www.greerstatebank.com as soon as reasonably practicable after they have been filed electronically with the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available on our website filings reporting stock ownership by directors, officers, and beneficial owners of more than 10% of our common stock pursuant to Section 16 of the Securities Exchange Act of 1934. The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations, which impose specific requirements or restrictions on and provide for general regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. The following summary is qualified by reference to the statutory and regulatory provisions discussed. Changes in applicable laws or regulations may have a material effect on the Company’s business, prospects and operations. Congress and the executive branch are currently considering and are likely to adopt in the near future significant new regulatory reform initiatives, which could result in material changes to the current oversight structure. Management cannot predict the effect that new federal or state legislation may have on the Company’s business and earnings in the future.

The following discussion is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Greer Bancshares Incorporated

The Company is registered as a bank holding company under the Bank Holding Company Act (the “Holding Company Act”) and, as such, is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve Board (the “FRB”). The Company is also under the jurisdiction of the SEC and is subject to disclosure and regulatory requirements of the Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended and the regulations promulgated thereunder.

Scope of Permissible Activities. Under the Holding Company Act, activities at the bank holding company level are limited to (i) banking and managing or controlling banks; (ii) furnishing services to or performing services for its subsidiaries; and (iii) engaging in other activities that the FRB determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto. The FRB’s regulations contain a list of permissible non-banking activities.

The Gramm-Leach-Bliley Act of 1999 (the “GLB”) greatly broadened the scope of activities permissible for bank holding companies. Among other things, GLB repealed the restrictions on banks affiliating with securities firms contained in Sections 20 and 32 of the Glass-Steagall Act. GLB also permits bank holding companies that become “financial holding companies” to engage in a broad variety of “financial” activities, including insurance and securities underwriting and agency activities, merchant banking and insurance company portfolio investment activities. The Company has not elected to become a financial holding company.

Source of Strength. Under FRB policy, the Company is expected to act as a source of financial strength to its banking subsidiary and, where required, to commit resources to support it. Further, if the Bank’s capital levels were to fall below minimum regulatory guidelines, the Bank would need to develop a capital plan to increase its capital levels and the Company would be required to guarantee the Bank’s compliance with the capital plan in order for such plan to be accepted by the federal regulatory authority.

Under the “cross guarantee” provisions of the Federal Deposit Insurance Act (the “FDIA”), any FDIC-insured subsidiary of the Company such as the Bank could be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of any other FDIC-insured subsidiary also controlled by the Company or (ii) any assistance provided by the FDIC to any FDIC-insured subsidiary of the Company in danger of default.

Acquisitions and Mergers. Under the Holding Company Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company. Also, any company must obtain approval of the FRB prior to acquiring control of the Company or the Bank. For purposes of the Holding Company Act, “control” is defined as ownership of more than 25% of any class of voting securities of a bank holding company or bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of a bank holding company or bank.

Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends, make acquisitions of new banks or engage in certain other activities such as issuing brokered deposits may be restricted or prohibited.

The FRB guidelines include a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Greer State Bank – Capital Requirements.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company.

Dividends. The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement expressing its view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality, and overall financial condition.

The Company is a legal entity separate and distinct from the Bank. Over time, the principal source of the Company’s cash flow, including cash flow to pay dividends to its holders of trust preferred securities, holders of the preferred stock the Company issued to the U.S. Treasury in connection with the Capital Purchase Program (the “CPP”) and to the Company’s common stock shareholders, will be dividends that the Bank pays to the Company as its sole shareholder.

The Company’s ability to pay dividends on its common stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to January 30, 2012, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009- WP Preferred Stock or the Treasury has transferred the Series 2009-SP Preferred Stock and Series 2009-WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock, it cannot pay dividends on its common stock.

Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. These are discussed below under “Greer State Bank – Dividends.”

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

Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under the Troubled Asset Relief Program (“TARP”) authorized by EESA, the U.S. Treasury established the CPP providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $9,993,000. As a result of the Company’s participation in the CPP, the Company agreed to certain limitations on executive compensation. On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under ARRA, the Company is subject to additional and more extensive executive compensation limitations and corporate governance requirements. ARRA also permits the Company to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency.

For as long as the U.S. Treasury owns any debt or equity securities of the Company issued in connection with the CPP, the Company will be required to take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply in all respects with Section 111(b) of the EESA, as amended by the ARRA, and the regulations issued and in effect thereunder, including the interim final rule related to executive compensation and corporate governance issued by the U.S. Treasury on June 15, 2009 (the “IFR”). These requirements include:

•

Prohibition on Certain Types of Compensation. EESA prohibits us from providing incentive compensation arrangements that encourage our Senior Executive Officers (“SEO”) to take unnecessary and excessive risks that threaten the value of the financial institution. It also prohibits us from implementing any compensation plan that would encourage manipulation of reported earnings in order to enhance the compensation of any of its employees.

•

Risk Review. EESA requires the compensation committee of our board of directors to meet with our senior risk officer at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to us posed by such plans. The review is intended to better inform the committee of the risks posed by the plans, and ways to limit such risks.

•

Bonus Prohibition. EESA prohibits the payment of any “bonus, retention award, or incentive compensation” to our most highly-compensated employee, Mr. Kenneth Harper, our CEO. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” discussed below.

•

Limited Amount of Long Term Restricted Stock Excluded from Bonus Prohibition. EESA permits us to pay a limited amount of “long-term” restricted stock. The amount is limited to one-third of the total annual compensation of the employee. EESA requires such stock to have a minimum 2-year vesting requirement and to not “fully vest” until we have repaid all CPP-related obligations. The committee has not yet chosen to utilize this exception to the bonus prohibition.

•

Golden Parachutes. EESA prohibits any severance payment to a SEO or any of the next five most highly-compensated employees upon termination of employment for any reason. EESA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

•

Clawback. EESA requires us to recover any bonus or other incentive payment paid to a senior executive officer on the basis of materially inaccurate financial or other performance criteria. This requirement applies to the five SEOs and the next 20 most highly compensated employees.

•

Shareholder “Say-on-Pay” Vote Required. EESA requires us to include a non-binding shareholder vote to approve the compensation of executives as disclosed in our proxy statement for our annual shareholders meeting.

•

Policy on Luxury Expenditures. EESA required us to implement a Company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

•

Reporting and Certification. EESA requires our CEO and CFO to provide a written certification of compliance with the executive compensation restrictions in EESA in our Form 10-K report. EESA also requires certain disclosures and certifications by the committee to be made to the Federal Reserve, the primary regulator of Greer Bancshares.

Greer State Bank

Bank Regulation. As a South Carolina banking institution, the Bank is subject to regulation, supervision and regular examination by the State Board of Financial Institutions. South Carolina and federal banking laws and regulations control, among other things, required reserves, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, and establishment of branches and other aspects of the Bank’s operations. Supervision, regulation and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than for the Company’s security holders.

Dividends. Pursuant to S.C. banking law, all cash dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Requirements” below.

The payment of dividends by the Bank and the Company may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law. The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. The statute grants banks an assessment credit based on their share of the assessment base on December 31, 1996, and the amount of the credit can be used to reduce assessments in any year subject to certain limitations.

The Bank expensed FDIC insurance premiums of $849,950 and $235,599, respectively, in 2009 and 2008 which included $4,721 and $0, respectively, in additional premiums associated with participation in the Transaction Account Guarantee Program (see below). The 2009 expense also included a $212,000 special assessment by the FDIC. During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Bank paid $2,174,110 in prepaid assessments to the FDIC in the fourth quarter of 2009, of which $141,207 was expensed in 2009, with the remaining $2,032,903 to be recognized over the next three years based on the FDIC assessment. FDIC insurance premiums are expected to increase based in part on the adoption of a uniform three-basis point increase to assessment rates effective January 1, 2011.

Temporary Liquidity Guarantee Program. In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”). The TLGP was announced by the FDIC in October 2008, preceded by the determination of systemic risk by the Secretary of the Department of Treasury. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts and certain interest-bearing checking accounts (for which the rate paid will not exceed 50 basis points) held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment), otherwise known as the Transaction Account Guarantee Program (“TAGP”). The Company opted into the TAGP. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases based on an institution’s rating under the risk-based premium system.

Safety and Soundness Standards. The FDICIA required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Among other things, the guidelines require banks to maintain appropriate systems and practices to identify and manage risks and exposures identified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. If an institution fails to comply with such an order, the agency may seek enforcement in judicial proceedings and seek to impose civil money penalties.

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. The FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2009, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized. See Note 18 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

The FDIC has issued final regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2009, the Bank was “well-capitalized” as defined by the regulations. See Note 18 of the Company’s Annual Report to Shareholders for the year ended December 31, 2009.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB has issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to such persons. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate.

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

Effect of Governmental Monetary Policies. The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the FRB have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Legislative, Legal and Regulatory Developments. The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. The United States

Congress and the President have proposed a number of new regulatory initiatives. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially adverse impact on the Company and the Bank and other subsidiaries.

Item 1A.	Risk Factors

Investing in our common stock involves various risks which are particular to our company, our industry and our market area. Several risk factors regarding investing in our common stock are discussed below. This listing should not be considered as all-inclusive. If any of the following risks were to occur, we may not be able to conduct our business as currently planned and our financial condition or operating results could be negatively impacted. These matters could cause the trading price of our common stock to decline in future periods.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant writedowns of asset values by financial institutions. As a consequence, in 2008 the Company experienced losses resulting primarily from substantial impairment charges on investment securities. More recently, the Company’s losses are mainly attributed to increased loan loss provisions and FDIC assessments. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly, in which case the Company could continue to experience losses, writedowns of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes the Company uses to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite its customers become less predictive of future charge-offs.

•

The Company expects to face increased regulation of its industry, and compliance with such regulation may increase its costs, limit its ability to pursue business opportunities, and increase compliance challenges.

As the above conditions or similar ones continue to exist or worsen, the Company could experience continuing or increased adverse effects on its financial condition and results of operations.

Our business is subject to the success of the local economies where we operate.

Our success significantly depends upon the growth in population, income levels, deposits, residential real estate stability and housing starts in our market areas. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Adverse economic conditions in our specific market areas could cause us to continue to experience negative, or limited, growth, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Continued adverse market or economic conditions in the state of South Carolina may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2009, approximately 77.3% of our loans held for investment were secured by real estate. Of this amount, approximately 9.9% were residential construction, 21.9% were commercial construction and land development loans, 36.0% were residential loans, 18.5% were owner occupied commercial real estate loans and 13.7% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2008 and 2009 which negatively impacted our results of operations and a sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

We could sustain losses if our asset quality declines further.

Our earnings are affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Recent problems with asset quality have caused, and could continue to cause, our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition. Further increases in non-performing loans would reduce net interest income below levels that would exist if such loans were performing.

Our loan portfolio includes an elevated, although shrinking level, of residential construction and land development loans, which loans have a greater credit risk than residential mortgage loans.

The Company engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was approximately 24.57% at December 31, 2009 compared to 27.71% of total loans at December 31, 2008. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline these charges will likely increase, negatively affecting our results of operations.

Changes in prevailing interest rates may reduce our profitability.

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

If we continue to experience losses at levels that we experienced during 2008 and 2009 we may need to raise additional capital in the future. We may also need to raise capital to support our growth. However, that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point, if we continue to experience losses, need to raise additional capital to support or strengthen our capital position. We also may need additional capital to grow the Bank, particularly if regulators were to raise capital requirements.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all. Accordingly, we cannot assure our shareholders that we will be able to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, we may be subject to increased regulatory restrictions, including restrictions on our ability to expand our operations.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

The Company, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities, the market for which has deteriorated significantly. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank, are customer deposits, mortgage backed investment repayments and loan repayments. While scheduled mortgage backed repayments and loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments like those currently being experienced. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, our financial condition and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.

Legislation or regulatory changes could cause us to seek to repurchase the preferred stock that we sold to the U.S. Treasury pursuant to the CPP.

Legislation that has been adopted after we closed on our sale of preferred stock and warrants (which were immediately exercised) to the U.S. Treasury on January 30, 2009, including the Recovery Act, and legislation or regulations that may be implemented in the future, may have a material, retroactive impact on the terms of our CPP transaction with the U.S. Treasury. These new legal requirements may have unforeseen, unintended or other adverse effects on the financial services industry as a whole and in particular on CPP participants such as the Company. If we determine that any such legislation or any regulations, in whole or in part, alter the terms of our CPP transaction with the U.S. Treasury in ways that we believe are adverse to our ability to effectively manage our business, then it is possible that we may seek to unwind, in whole or in part, the CPP transaction by repurchasing some or all of the preferred stock that we sold to the U.S. Treasury pursuant to the CPP. If we were to repurchase all or a portion of such preferred stock, then our capital levels could be materially reduced and we may incur substantial expense in connection with any such repurchases.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of our chief executive officer, Kenneth M. Harper, and a number of other key management personnel. These key officers have important client relationships or are otherwise instrumental to our operations. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market. We may not be successful in attracting or retaining the personnel we require.

The limitations on bonuses, retention awards, severance payments and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.

For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA and regulations issued thereunder, including the IFR, severely restrict bonuses, retention awards, severance and change in control payments and other incentive compensation payable to our most highly compensated employees. It is possible that we may be unable to create a compensation structure that permits us to retain such officers or other key employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. Failure to retain our key employees could materially adversely affect our business and results of operations.

The Company and its subsidiaries are subject to extensive regulation which could adversely affect them.

The Company and its subsidiaries’ operations are subject to extensive regulation and supervision by federal and state governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Company’s operations. Banking regulations governing the Company’s operations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. These laws, rules and regulations, or any other laws, rules or regulations, that may be adopted in the future, could make compliance more difficult or expensive, restrict the Company’s ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by the Bank and otherwise adversely affect the Company’s business, financial condition or prospects.

Higher FDIC deposit insurance premiums and assessments could adversely affect the Company’s financial condition.

The Bank’s FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the deposit insurance fund (the “DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $212,000 for the Bank. The FDIC may impose additional special assessments in the future.

In November 2009, in order to ensure sufficient liquidity to pay for projected depository institution failures, the FDIC adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. For purposes of calculating the prepaid assessment amount, an institution’s assessment base for the quarter ended September 30, 2009, is increased quarterly by an estimated five percent annual growth rate through the end of 2012. An institution’s assessment rate for the fourth quarter of 2009 and for all of 2010 is equal to the rate in effect on September 30, 2009, under the proposed rule, but is increased by three basis points for all of 2011 and 2012. Under the final rule, the Company was required to make a payment to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which would be amortized to expense over three years. In December 2009, the Company paid $2,174,110 as prepayment of its estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012.

Legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to expire.

The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire, the impact of which on the financial sector and on the economic recovery is unknown. In the United States, EESA was enacted on October 3, 2008. The TARP, established pursuant to EESA, includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. On September 18, 2009, the U.S. Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guarantee Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility allowing certain participating entities to apply to the FDIC to issue FDIC-guaranteed debt during the period beginning October 31, 2009 and running through April 30, 2010. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by the President, regulators and Congress. Changes in federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

We have a significant deferred tax asset and cannot assure you that it will be fully realized.

We had net deferred tax assets of $3,441,052 as of December 31, 2009. We did not establish a valuation allowance against our federal net deferred tax assets as of December 31, 2009 because we believe that it is more likely than not that all of these assets will be realized. In evaluating the need for a valuation allowance, we estimated future taxable income based on management prepared forecasts. This process required significant judgment by management about matters that are by nature uncertain. If future events differ significantly from our current forecasts, we may need to establish a valuation allowance, which could have a material temporary adverse effect on our results of operations and financial condition

Our directors and executive officers own a significant portion of our common stock.

Our directors and executive officers, as a group, beneficially owned approximately 21.6% of our outstanding common stock as of March 19, 2010. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

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

As long as shares of our Series SP Preferred Stock and Series WP Preferred Stock are outstanding, no dividends may be paid on our common stock unless all dividends of the preferred have been paid in full. Additionally, prior to January 30, 2012, so long as the U.S. Treasury owns shares of our preferred stock, we are not permitted to increase cash dividends on our common stock without the U.S. Treasury’s consent. The dividends declared on shares of our preferred stock will reduce the net income available for distribution to common shareholders and our earnings per common share. The shares of our preferred stock will also receive preferential treatment in the event of our liquidation, dissolution, or winding up. These restrictions on dividends contained in our preferred stock could have a negative effect on the value of our common stock. Also, holders of our common stock are entitled to receive dividends only when, and if, declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so, and the payment of such dividends is in the discretion of our board of directors. Exercising such discretion, our board of directors, in an effort to conserve capital, eliminated the dividend for the fourth quarter of 2008. We do not anticipate resuming the payment of cash dividends in the near term.

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

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing common shareholders.

In order to maintain our capital at desired levels or required regulatory levels, or to fund future growth, our board of directors may decide from time to time to issue additional shares of common stock, preferred stock or securities convertible into, exchangeable for or representing rights to acquire shares of our common stock. The sale of these shares may significantly dilute our shareholders’ ownership interest and the per share book value of our common stock. New investors in the future may also have rights, preferences and privileges senior to our current shareholders which may adversely impact our current shareholders.

The Series 2009-SP and Series 2009 WP preferred stock impacts net income available to our common shareholders and our earnings per share.

As long as shares of our Series 2009-SP and Series 2009-WP preferred stock are outstanding, no dividends may be paid on our common stock unless all dividends on the Series 2009-SP and Series 2009-WP preferred stock have been paid in full. The dividends declared on shares of our Series 2009-SP and Series 2009-WP preferred stock will reduce the net income available to common shareholders and our earnings per common share.

Holders of the Series 2009-SP and Series 2009-WP preferred stock have rights that are senior to those of our common shareholders.

The Series 2009-SP and Series 2009-WP preferred stock that we have issued to the U.S. Treasury is senior to our shares of common stock, and holders of the Series 2009-SP and Series 2009-WP preferred stock have certain rights and preferences that are senior to holders of our common stock. So long as any shares of the Series 2009-SP and Series 2009-WP preferred stock remain outstanding, unless all accrued and unpaid dividends on shares of the Series 2009-SP and Series 2009-WP preferred stock for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock, other than a dividend payable solely in common stock. The Series 2009-SP and Series 2009-WP preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up. Furthermore, in the event that we fail to pay dividends on the Series 2009-SP and Series 2009-WP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series 2009-SP and Series 2009-WP preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.

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

If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing product and service offerings, technology and systems may become obsolete. Further, if we fail to adopt or develop new technologies or to adapt our products and services to emerging industry standards, we may lose current and future customers, which could have a material adverse effect on our business, financial condition and results of operations. The financial services industry is changing rapidly and in order to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. These changes may require significant capital expenditures and prove to be more difficult or expensive to implement than we anticipate.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

As of December 31, 2009 the Bank had four banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. On the first floor in the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005 and now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

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

On September 1, 2007, the Bank entered into an eighteen month lease of 1,456 square feet located at 103 C-2 Regency Commons Drive, Greer, SC 29650 to open a commercial and mortgage loan production office. The lease, which contained two six month renewal options, was terminated and the premises vacated September 1, 2009.

In February 2006, the Company purchased 4.1 acres of land on Pennsylvania Avenue in Greer, South Carolina near the Company’s headquarters on which to build an operations center. The land was sold on March 16, 2010 for $590,000 resulting in an immaterial loss and will meet the Company’s short term liquidity needs.

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

In response to this Item, the information contained under “Stock Information and Dividend History” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

In response to this Item, the information contained under “Selected Financial Data” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In response to this Item, the information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the attachment to the Company’s Annual Report to Shareholders for the year ended December 31, 2009 is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

In response to this Item, the information contained in the Company’s Annual Report to Shareholders for the year ended December 31, 2009, beginning at “Report of Independent Registered Public Accounting Firm” and continuing through the end of such report, is incorporated herein by reference.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2009.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2009.

Based on our assessment, we believe that as of December 31, 2009, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

No Attestation of Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

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

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]

Equity Compensation Plans approved by security holders	350,347	$17.58	35,800

Equity Compensation Plans not approved by security holders	—	—	—

Total	350,347	$17.58	35,800

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

In response to this Item, the information contained under “Governance of the Company,” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 2010, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Income (Loss) – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows – Years ended 2009, 2008 and 2007

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

GREER BANCSHARES INCORPORATED

Date: March 31, 2010	By:	/s/ KENNETH M. HARPER
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

/s/ WALTER M. BURCH	Date: March 31, 2010
Walter M. Burch, Chairman

/s/ MARK S. ASHMORE	Date: March 31, 2010
Mark S. Ashmore, Director

/s/ STEVEN M. BATEMAN	Date: March 31, 2010
Steven M. Bateman, Director

/s/ DAVID M. ROGERS	Date: March 31, 2010
David M. Rogers, Director

/s/ RAJ K. S. DHILLON	Date: March 31, 2010
Raj K. S. Dhillon, Director

/s/ GARY M. GRIFFIN	Date: March 31, 2010
Gary M. Griffin, Director

/s/ KENNETH M. HARPER	Date: March 31, 2010
Kenneth M. Harper, Director, Chief Executive Officer

/s/ R. DENNIS HENNETT	Date: March 31, 2010
R. Dennis Hennett, Director

/s/ HAROLD K. JAMES	Date: March 31, 2010
Harold K. James, Director

/s/ PAUL D. LISTER	Date: March 31, 2010
Paul D. Lister, Director

/s/ THERON C. SMITH III	Date: March 31, 2010
Theron C. Smith III, Director

/s/ C. DON WALL	Date: March 31, 2010
C. Don Wall, Director

/s/ J. RICHARD MEDLOCK, JR.	Date: March 31, 2010
J. Richard Medlock, Jr., Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Articles of Amendment of Greer Bancshares Incorporated, filed with the South Carolina Secretary of State on January 29, 2009, containing Certificates of Designations creating: (i) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, and (ii) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on September 4, 2008 (File No. 000-33021).

4.1	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Articles of Incorporation of the Company and Articles of Amendment of the Company (included as Exhibits 3.1 and 3.2, respectively).

4.3	Bylaws (included as Exhibit 3.3).

4.4	Warrant to Purchase Preferred Stock of the Company dated January 30, 2009, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.5	Form of certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.6	Form of Certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.4*	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.5*	Employment Agreement between Greer State Bank and R. Dennis Hennett dated January 2, 1989, incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.6*	First Amendment to Employment Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.7*	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.8*	Consulting Agreement between Greer State Bank and R. Dennis Hennett dated January 29, 2008, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed January 30, 2008.

10.9*	Greer State Bank Amended and Restated Stock Appreciation Rights Agreement with R. Dennis Hennett dated February 22, 2007, incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.10*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.11*	Consulting Agreement between Greer State Bank and R. Dennis Hennett dated January 29, 2008, , incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 30, 2008.

10.12*	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.13*	Second Amendment to Employment Agreement between Kenneth M. Harper and Greer State Bank dated December 30, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.14*	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed on August 1, 2007.

10.15*	First Amendment to Greer State Bank Amended and Restated Salary Continuation Agreement with Kenneth M. Harper dated December 30, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2009.

10.16*	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.17*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.18*	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.19*	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.20	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.21	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.22	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.23	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.24*	Form of Senior Executive Officer Waiver to the United States Department of the Treasury from Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.25*	Form of Amendment to Compensation Agreements for Senior Executive Officers of Greer Bancshares Incorporated between the Company and Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.26	Letter agreement, including securities purchase agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 19, 2009.

13(1)	Annual Report to Shareholders for the year ended December 31, 2009.

14	Director and Executive Officer Code of Ethics, as amended May 24, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes PLLC

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1(1)	Certification of the Chief Executive Officer Pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

99.2(1)	Certification of the Chief Financial Officer Pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.