Form 10-Q
period 2010-03-31
GREER BANCSHARES INC
filed 2010-05-12
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/10/2010
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2010	December 31, 2009*
Assets

Cash and due from banks	$7,516	$12,222
Interest bearing deposits in banks	538	442
Federal funds sold	7,497	—

Cash and cash equivalents	15,551	12,664
Investment securities:
Available for sale	113,037	124,984
Loans, net of allowance for loan losses of $6,610 and $6,315, respectively	296,299	301,078
Loans held for sale	546	—
Premises and equipment, net	5,300	5,952
Accrued interest receivable	1,893	2,054
Restricted stock	5,937	5,937
Other real estate owned	6,745	8,494
Deferred tax asset	3,796	3,441
Other assets	11,942	12,187

Total assets	$461,046	$476,791

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$32,778	$33,656
Interest bearing	278,102	264,990

Total deposits	310,880	298,646
Short term borrowings	—	13,993
Long term borrowings	119,841	132,841
Other liabilities	3,149	3,358

Total Liabilities	433,870	448,838

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at March 31, 2010 and December 31, 2009	9,480	9,451
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2010 and December 31, 2009	572	578
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2010 and December 31, 2009	12,433	12,433
Additional paid in capital	3,565	3,542
Retained earnings	481	735
Accumulated other comprehensive income	645	1,214

Total Stockholders’ Equity	27,176	27,953

Total Liabilities and Stockholders’ Equity	$461,046	$476,791

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income (Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	For the three months ended March 31,
	2010	2009
Interest income:
Loans, including fees	$4,002	$3,983
Investment securities:
Taxable	927	1,042
Tax-exempt	247	230
Federal funds sold	6	1
Other	7	1

Total interest income	5,189	5,257

Interest expense:
Interest on deposit accounts	1,202	1,651
Interest on short term borrowings	5	11
Interest on long term borrowings	1,026	1,127

Total interest expense	2,233	2,789

Net interest income	2,956	2,468

Provision for loan losses	1,112	725

Net interest income after provision for loan losses	1,844	1,743

Noninterest income:
Customer service fees	187	219
Gain on sale of investment securities	956	269
Impairment loss on restricted stock	—	(311)
Other	433	419

Total noninterest income	1,576	596

Noninterest expenses:
Salaries and employee benefits	1,407	1,448
Occupancy and equipment	199	202
Postage and supplies	61	65
Marketing expenses	51	71
Directors fees	44	53
Professional fees	88	86
FDIC insurance assessment	155	79
Other real estate owned and foreclosure expense	1,093	46
Other	417	301

Total noninterest expenses	3,515	2,351

Loss before income taxes	(95)	(12)

Provision for income taxes:	—	24

Net loss	(95)	(36)

Preferred stock dividends and net discount accretion	(159)	(105)

Net loss attributed to common shareholders	$(254)	$(141)

Basic net loss per share of common stock	$(.10)	$(.06)

Diluted net loss per share of common stock	$(.10)	$(.06)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended
	03/31/10	03/31/09

Net Loss	$(95)	$(36)

Other comprehensive income (loss), net of tax:
Unrealized holding gain on available for sale investment securities	62	710
Less reclassification adjustments for gains included in net income (loss)	(631)	(167)

Other comprehensive income (loss)	(569)	543

Comprehensive Income (Loss)	$(664)	$507

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2010

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock		Common Stock	Additional Paid In capital	Retained Earnings	Accumulated Other Comp. Income	Total Stockholders’ Equity
	Series 2009-SP	Series 2009-WP
Balances at December 31, 2009	$9,451	$578	$12,433	$3,542	$735	$1,214	$27,953

Net loss	—	—	—	—	(95)	—	(95)
Other comprehensive loss, net of tax	—	—	—	—	—	(569)	(569)
Amortization of premium and discount on preferred stock	29	(6)	—	—	(23)	—	—
Preferred stock dividends declared	—	—	—	—	(136)	—	(136)
Stock based compensation	—	—	—	23	—	—	23

Balances at March 31, 2010	$9,480	$572	$12,433	$3,565	$481	$645	$27,176

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended
	03/31/10	03/31/09
Operating activities
Net loss	$(95)	$(36)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	91	107
Loss on sale of land	4	—
Gain on sale of investment securities	(956)	(269)
Loss on sale of other real estate owned	41	—
Impairment loss on other real estate owned	964	—
Impairment loss on restricted stock	—	311
Origination of loans held for sale	(2,028)	—
Proceeds from sales of loans held for sale	1,516	—
Gain on sale of loans held for sale	(34)	—
Provision for loan losses	1,112	725
Deferred income tax benefit	(355)	43
Stock based compensation	23	33
Decrease in prepaid FDIC deposit insurance	146	—
Increase in cash surrender value of life insurance	(81)	(61)
Net change in:
Accrued interest receivable	161	108
Other assets	180	(94)
Accrued interest payable	(109)	231
Other liabilities	(168)	(221)

Net cash provided by operating activities	412	877

Investing activities
Activity in available-for-sale securities:
Sales	34,413	10,375
Maturities, payment and calls	7,991	3,776
Purchases	(30,070)	(45,381)
Activity in held to maturity securities:
Maturities, payment and calls	—	830
Purchase of restricted stock	—	(130)
Net decrease (increase) in loans	3,670	(4,152)
Proceeds from sale of other real estate owned	741	—
Proceeds from sale of land	590	—
Purchase of premises and equipment	(33)	(21)

Net cash provided by (used for) investing activities	17,302	(34,703)

Financing activities
Net increase in deposits	12,234	21,665
Repayment of notes payable to FHLB	(22,000)	(13,000)
Proceeds from notes payable to FHLB	9,000	14,000
Net increase (decrease) in short term borrowings	(13,993)	10,000
Proceeds from issuance of preferred stock	—	9,949
Preferred stock cash dividends paid	(68)	—

Net cash provided by (used for) financing activities	(14,827)	42,614

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

Net increase in cash and cash equivalents	2,887	8,788
Cash and equivalents, beginning of period	12,664	6,300

Cash and equivalents, end of period	$15,551	$15,088

Cash paid for
Income taxes	$—	$234

Interest	$2,342	$2,557

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$407	$3,652

Unrealized gains (losses) on available for sale investment securities, net of tax	$(569)	$543

Preferred stock dividends declared not paid	$68	$91

Loans to facilitate sale of other real estate owned	$410	$—

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2009, which are included in the 2009 Annual Report on Form 10-K.

Note 2 –Loss per Common Share

Basic and diluted net loss per common share is computed by dividing net loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three months ended March 31, 2010 and March 31, 2009. Anti-dilutive options totaling 350,197 and 357,781 have been excluded from the loss per share calculation for the three months ended March 31, 2010 and March 31, 2009, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is necessary for some or all of its deferred tax assets in order to reduce them to a level that is more likely than not to be realized.

Note 4 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting principles generally accepted in the United States of America (“GAAP”), also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes collateralized debt obligations, impaired loans and other real estate owned (“OREO”).

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at net realizable value, determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

Description	Fair Value	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
March 31, 2010
Available for sale securities	$113,037,358	$—	$112,684,771	$352,587

December 31, 2009
Available for sale securities	$124,984,008	$—	$124,648,164	$335,844

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2010 are as follows:

	Assets	Liabilities
Fair value, December 31, 2009	$335,884	$—
Total unrealized gain included in other comprehensive income	16,703	—
Impairment charges during the quarter	—	—
Transfers in and/or out of level 3	—	—

Fair value March 31, 2010	$352,587	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

Description	03/31/2010	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Impaired loans	$7,581,572	$—	$—	$7,581,572
OREO	6,744,560	—	—	6,744,560

Description	12/31/2009	Fair Value Measurements at Reporting Date Using
		Level 1	Level 2	Level 3
Impaired loans	$2,987,692	$—	$—	$2,987,692
OREO	8,493,968	—	—	8,493,968

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had balances of $8,725,720 and $4,026,923 with a valuation allowance of $1,144,148 and $1,039,231 at March 31, 2010 and December 31, 2009, respectively. Another $4,696,139 of impaired loans have no specific reserve as of March 31, 2010. An additional provision for loan losses of approximately $105,000 and $994,000 was recorded on these loans for the three month periods ended March 31, 2010 and 2009, respectively.

Although the Company did not elect to adopt the fair value option for any financial instruments, accounting standards require disclosure of fair value information, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including common stock, premises and equipment, real estate held for sale and other assets and liabilities. The following methods and assumptions were used in estimating fair values of financial instruments:

•	Fair value approximates carrying amount for cash and due from banks due to the short-term nature of the instruments.

•

Investment securities are valued using quoted fair market prices for actively traded securities, pricing models for investment securities traded in less active markets and discounted future cash flows for securities with no active market.

•

Fair value for variable rate loans that re-price frequently and for loans that mature in less than 90 days is based on the carrying amount. Fair value for mortgage loans, personal loans and all other loans (primarily commercial) is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms, credit quality and adjustments for liquidity related to the current market environment.

•	Due to the redemptive provisions of the restricted stock, fair value equals cost. The carrying amount is adjusted for any other than temporary declines in value.

•	The carrying amount for the cash surrender value of life insurance is a reasonable estimate of fair value.

•	The carrying value for accrued interest receivable and payable is a reasonable estimate of fair value.

•

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying amount. Certificate of deposit accounts maturing within ninety days are valued at their carrying amount. Certificate of deposit accounts maturing after ninety days are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

•	Fair value for federal funds sold and purchased is based on the carrying amount since these instruments typically mature within three days from the transaction date.

•

Fair value for variable rate long-term debt that re-prices frequently is based on the carrying amount. Fair value for fixed rate debt is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

•	Fair values for derivatives are based on the present value of future cash flows based on the interest rate spread between the fixed rate and the floating rate.

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

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$15,551,441	$15,551,441	$12,663,978	$12,663,978
Investment securities	113,037,356	113,037,356	124,984,008	124,984,008
Loans - net	296,298,586	288,860,027	301,078,198	293,445,878
Loans held for sale	546,300	546,300	—	—
Restricted stock	5,936,900	5,936,900	5,936,900	5,936,900
Accrued interest receivable	1,892,561	1,892,561	2,054,466	2,054,466
Bank owned life insurance	7,051,689	7,051,689	6,970,221	6,970,221

Financial liabilities
Deposits	$310,879,520	$309,649,734	$298,645,532	$299,009,028
Federal funds purchased	—	—	3,992,931	3,992,931
Repurchase agreements	15,000,000	15,000,000	15,000,000	15,000,000
Federal reserve borrowings	—	—	10,000,000	10,000,000
Notes payable to FHLB	93,500,000	96,116,259	106,500,000	109,110,866
Junior subordinated debentures	11,341,000	11,341,000	11,341,000	11,341,000
Accrued interest payable	1,460,023	1,460,023	1,569,479	1,569,479

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
United States Government and other agency obligations	$2,006,258	$9,866	$—	$2,016,124
Municipal securities	24,536,567	356,722	234,703	24,658,586
Mortgage-backed securities	85,095,022	1,153,386	238,347	86,010,061
Collateralized debt obligation	352,587	—	—	352,587

	$111,990,434	$1,519,974	$473,050	$113,037,358

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
United States Government and other agency obligations	$2,013,573	$—	$25,811	$1,987,762
Municipal securities	22,547,597	377,788	138,848	22,786,537
Mortgage-backed securities	98,114,906	1,951,486	192,527	99,873,865
Collateralized debt obligation	335,844	—	—	335,844

	$123,011,920	$2,329,274	$357,186	$124,984,008

The amortized cost and estimated fair value of investment securities at March 31, 2010 by contractual maturity for debt securities are shown below. Mortgage backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations.

	Available for Sale
	Amortized Cost	Fair Value

Due in 1 year	$—	$—
Over 1 year through 5 years	1,287,715	1,311,309
After 5 years through 10 years	10,233,013	10,337,774
Over 10 years	15,374,684	15,378,214

	26,895,412	27,027,297
Mortgage backed securities	85,095,022	86,010,061

Total	$111,990,434	$113,037,358

The fair value of securities with temporary impairment at March 31, 2010 and December 31, 2009 is shown below:

	Less Than Twelve Months		Over Twelve Months
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$27,749,315	$238,347	$—	$—
Municipal securities	3,828,056	196,500	441,797	38,203

Total	$31,577,371	$434,847	$441,797	$38,203

	Less Than Twelve Months		Over Twelve Months
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
United States Government and other agency obligations	$1,987,762	$25,811	$—	$—
Mortgage backed securities	15,702,486	192,527	—	—
Municipal securities	4,399,202	93,862	435,014	44,986

Total	$22,089,450	$312,200	$435,014	$44,986

Management believes all of the unrealized losses as of March 31, 2010 and December 31, 2009 are temporary and as a result of temporary changes in the market. The number of securities with unrealized losses was seventeen and sixteen at March 31, 2010 and December 31, 2009, respectively. Nine are mortgage-backed securities and eight are municipals at March 31, 2010. Seven are mortgage-backed securities and nine are municipals at December 31, 2009. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

The Company reviews its investment portfolio on a quarterly basis, judging each investment for OTTI. For securities for which there is no expectation to sell or it is not more likely than not to be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities for which there is an expectation to sell, all OTTI is recognized in earnings.

The Company owns a collateralized debt obligation for which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of $352,587 at March 31, 2010.

The following table presents more detail on the collateralized debt obligation as of March 31, 2010 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$352,587	$352,587	$—	$352,587

Gross realized gains, gross realized losses and sale proceeds for available for sale securities for the three months ended March 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

	2010	2009

Gross realized gains	$968,009	$283,410
Gross realized losses	12,230	14,326

Net gain on sale of securities	$955,779	$269,084

Sale proceeds	$34,413,077	$10,375,666

Note 6 – New Accounting Pronouncements In January 2010, the FASB issued ASU 2010-06, an update to ASC 820-10, “Fair Value Measurements.” There are two components to the increased disclosure requirements set forth in the update: (1) A description of as well as the disclosure of the dollar amount of transfers in or out of level one or level two (2) In the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

FASB ASU 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. On February 24, 2010, FASB issued Accounting Standards Update (ASU) 2010-09, Subsequent Event – Amendments to Certain Recognition and Disclosure Requirements. The ASU establishes separate subsequent event recognition criteria and disclosure requirements for U.S. Securities and Exchange Commission (“SEC”) filers. Effective with the release date, the financial statements of SEC filers will no longer disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date financial statements were issued. The requirement to evaluate subsequent events through the date of issuance is still in place. Only the disclosure is affected.

Note 7 – Subsequent Events

On April 30, 2010 the Bank was asked to vote, as a participant owner, on accepting an offer to sell a particular piece of commercial real estate located in Georgia that is currently classified by the Bank as other real estate owned. The results of the vote among all the participants are still pending and the culmination of the transaction is unknown as of the date of this filing. The Bank voted against accepting the offer because management believes the offer does not reflect the current fair value of the property, based on a recent appraisal. The Company currently has its interest in this property valued at management’s estimate of the fair value of the property less costs to sell, which is approximately $932,000. If the majority of the participants vote in favor of the transaction, and the current offering price is accepted and the sale is consummated, the Company would realize an additional loss of approximately $225,000 before taxes. Management currently believes the outcome of this contingency will be known in the second or third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General

The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. Those accounting policies that are believed to be the most important to the portrayal and understanding of the Company’s financial condition and results of operations are discussed below. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

Income Taxes and Deferred Tax Asset

Income Taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. There are two accruals for income taxes: 1) the income tax receivable represents the estimated amount currently due from the federal government and is reported as a component of “other assets” in the consolidated balance sheet; and 2) the deferred federal income tax asset or liability represents the estimated impact of temporary differences between how assets and liabilities are recognized under GAAP, and how such assets and liabilities are recognized under the federal tax code.

The effective tax rate is based in part on interpretation of the relevant current tax laws. Appropriate tax treatment is reviewed of all transactions taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax positions, recent tax audits and historical experience.

Deferred Tax Asset – At March 31, 2010, we had a net federal deferred tax asset of $3,796,000. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is necessary for some or all of its deferred tax assets in order to reduce them to a level that is more likely than not to be realized. Management considered its trends of generating pre-tax income in recent periods, excluding the impact of the impairment of FNMA securities, in evaluating its ability to continue to forecast income before taxes. It is possible that management may conclude that it may not have the ability to generate sufficient income before income taxes at a sufficient level in future periods, which would require the Company to establish a valuation allowance for some or all of the deferred tax assets to reduce them to a level that is more likely than not to be realized.

Allowance for Loan Losses and Other Real Estate Owned

Allowance for Loan Losses - The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectibility of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

Other Real Estate Owned - The Company values other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

In addition to earning interest on loans and investments, income is also earned through fees and other charges for services provided to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported a consolidated net loss of $(254,000) attributed to common shareholders, or $(.10) per diluted common share, for the quarter ended March 31, 2010, compared to a consolidated net loss of $(141,000) attributed to common shareholders, or $(.06) per diluted common share, for the quarter ended March 31, 2009.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2010 was $5,189,000, compared to $5,257,000 for the quarter ended March 31, 2009. Interest and fees on loans is the largest component of total interest income and increased slightly for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009 despite a decline in average loans outstanding over the same periods of approximately $6,000,000. The average yields on the Company’s loan portfolio for the three months ended March 31, 2010 and March 31, 2009 were 5.48% and 5.39%, respectively.

Interest income on investment securities decreased by $98,000 in the three months ended March 31, 2010, compared to the three months ended March 31, 2009 due primarily to reductions in the tax equivalent yields from 5.21% at March 31, 2009 to 4.25% at March 31, 2010. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio. The decrease in interest income due to the decline in yield was partially offset by an increase in average investment securities balances during the three months ended March 31, 2010 as compared to the same periods in 2009. Average investment securities increased approximately $16,169,000 during the three month period ending March 31, 2010 as compared to the same period in 2009 as a result of purchases during 2009, which were partially offset by accelerated principal paydowns on mortgage-backed securities in the investment portfolio.

The Company’s total interest expense declined for the three months ended March 31, 2010 by $556,000, or 19.9%, compared to the same period in 2009. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of interest bearing deposits of $13,197,000 for the three months ended March 31, 2010 compared to the same period in 2009, interest expense declined. A decline in market interest rates resulted in the weighted average rate on interest bearing deposits declining from 2.50% at March 31, 2009 to 1.78% at March 31, 2010, as new deposits were acquired at lower rates and maturing time deposits were repriced to lower rates.

Interest on short term borrowings declined slightly as the result of lower market interest rates and declines in the average short term borrowings outstanding for the three months ended March 31, 2010 compared to the same period in 2009. Management has borrowed at shorter terms to take advantage of low market rates. Short term borrowing rates continue to be much less than the cost of local market deposit rates, however, management continues to emphasize the need to increase core deposits to strengthen the value of the Bank for its shareholders. Interest on long term borrowings declined $101,000, or 9.0%, for the three month period ending March 31, 2010 compared to the same period in 2009. The decline in long term interest expense was the result of declines in market interest rates. The Bank’s FHLB advances weighted average rates declined from 3.67% to 3.32% partially offset by increases in average long term borrowings outstanding of $3,031,000 for the three month period ending March 31, 2010 compared to the same period in 2009.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $488,000, or 19.8%, for the quarter ended March 31, 2010, compared to the same quarter ended March 31, 2009.

The Company’s balance sheet is currently slightly asset sensitive, meaning a greater amount of assets reprice than liabilities in the period being analyzed. The Company utilizes an interest rate risk model that estimates the Company’s exposure to interest rate risk. As of March 31, 2010, the results of the model indicate the exposure to interest rate risk was within the Company’s policy limits. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decline as interest rates fall. The results of the Bank’s interest rate risk model indicate the Bank’s balance sheet is positioned so that earnings will increase as rates rise.

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

The provision for loan losses during the three months ended March 31, 2010 was $1,112,000, compared to $725,000 for the same period in 2009. Additional loans considered to be impaired, updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, loans charged off, and continued credit weakness in the loan portfolio resulted in significant increases to the loan loss provision in the three months ended March 31, 2010. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased to $1,576,000 for the three months ended March 31, 2010 compared to $596,000 for the same period in 2009. The primary reason for the increase in first quarter 2010 compared to the same period in 2009 is gains on the sale of investment securities realized totaling $956,000 as the result of an investment securities transaction in March 2010. The transaction allowed the Company to capitalize a portion of the unrealized gains in the investment portfolio, while minimally changing the duration and yield of the portfolio. Management deemed the transaction to be beneficial to the Company considering most economic forecasts call for interest rates to begin to rise in the near term. Higher interest rates would result in a reduction in unrealized gains. Also contributing to the increase in the noninterest income in 2010 was the impairment loss of the $311,000 related to the restricted stock impairment in the first quarter of 2009, which did not recur in 2010.

Noninterest Expenses

Total noninterest expenses increased $1,164,000, or 49.5% for the three months ended March 31, 2010, to $3,515,000 compared to $2,351,000 for the three months ended March 31, 2009. Salaries and employee benefits, the largest component of noninterest expenses, decreased slightly during the three months ended March 31, 2010 compared to the same period in 2009 due primarily to staff reductions during the first quarter of 2009. FDIC insurance assessment expense increased $76,000 for the three months ended March 31, 2010 compared to the same period in 2009 primarily as the result of increased assessment rates during 2009. Other real estate owned and foreclosure expenses increased dramatically from $46,000 for the three months ended March 31, 2009 to $1,093,000 during the first quarter of 2010. Continued economic difficulty in our market area resulted in increased bank-owned real estate from an average of $3,136,000 during the three months ended March 31, 2009 compared to $8,056,000 for the same period in 2010. In addition, real estate values continue to decline as evidenced by impairment losses on other real estate owned of $964,000 during the three months ended March 31, 2010. There were no impairment losses on other real estate owned in the first quarter of 2009. Losses totaling $70,000 on the sale of repossessed assets contributed to the $116,000 increase in other noninterest expenses during the three months ended March 31, 2010 compared to the same period in 2009.

Income Tax Expense

The Company had no tax effect for the three months ended March 31, 2010 compared to the same period in 2009 due to the negligible level of loss before taxes. The effective tax rate is subject to change during the year as results and conditions change.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 69.2% of total earning assets as of March 31, 2010. Gross loans totaled $302,909,000 as of March 31, 2010, a slight decline from gross loans of $307,393,000 as of December 31, 2009. As a result of the adverse economic environment combined with regulators’ focus on capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 70.7% of the loan portfolio as of March 31, 2010, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2010 was $6,610,000, or 2.18% of gross loans outstanding, compared to $6,315,000 or 2.05% of gross loans outstanding at December 31, 2009. The increase of $295,000 in the allowance, or .12% of gross loans outstanding, is primarily a result of the increase in loans with weakening credit quality and impaired loans valuations completed at March 31, 2010 compared to December 31, 2009, slightly offset by loan charge-offs. The allowance at March 31, 2010 includes an allocation of $1,144,000 for valuation allowances related to impaired loans compared to $1,039,000 at December 31, 2009.

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

At March 31, 2010, the Company had $20,796,000 in non-performing assets, comprised of non-accruing loans of $14,035,000, $16,000 in loans more than 90 days past due and still accruing interest and $6,745,000 in Other Real Estate Owned (“OREO”). This compares to $6,725,000 in non-accruing loans, $561,000 in loans more than 90 days past due and still accruing interest and $8,494,000 in OREO at December 31, 2009. Non-performing loans consisted of $9,277,000 in real estate loans, $4,136,000 in commercial loans and $622,000 in consumer loans at March 31, 2010.

Net charge-offs for the first three months of 2010 and 2009 were approximately $817,000 and $261,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 47.04% and 86.67% as of March 31, 2010 and December 31, 2009, respectively.

Potential problem loans, which are not included in non-performing loans, amounted to approximately $25,771,000, or 8.5% of total loans outstanding at March 31, 2010. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Three residential construction and land development loans totaling approximately $6,117,000 were considered potential problem loans at March 31, 2010. While these loans are currently performing under the contract terms, due to slowed lot sales, the construction or development projects are not performing as the Bank had originally planned. These loans have current appraisals supporting the loan balances.

Securities

The investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows.

As previously discussed, an investment securities transaction in March 2010 resulted in realized gains of $956,000. Management deemed it appropriate to sell certain investment securities, all of which were in gains positions, after considering economic forecasts of rising interest rates and the effect those would have on the market value of the current investment securities portfolio. The transaction had minimal effect on the overall duration or yield of the investment securities portfolio.

As of March 31, 2010, investment securities totaled $113,037,000 or 25.8% of total earning assets. Investment securities decreased $11,947,000 or 9.6% from $124,984,000 as of December 31, 2009, due primarily to cash inflows from principal prepayments on mortgage backed securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $15,551,000 at March 31, 2010, compared to $12,664,000 at December 31, 2009, an increase of $2,887,000. Balances in due from bank accounts vary depending on the timing of the settlement of cash letters and other transactions.

Restricted Stock

At March 31, 2010 and December 31, 2009, the Bank owned $5,937,000 in restricted stock, of which $5,892,000 was FHLB stock owned to fulfill a requirement to access borrowings.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $12,234,000, or 4.1%, to $310,880,000 as of March 31, 2010 compared to $298,646,000 as of December 31, 2009. The increase in deposits during the three months ended March 31, 2010 was primarily the result of an increase of approximately $15,000,000 in retail deposits, of which $7,700,000 was in interest bearing checking accounts and $7,300,000 was in retail certificates of deposit. The increase in retail certificates of deposit was partially offset by a decline of approximately $3,300,000 in brokered deposits. Total core deposits have increased by approximately $13,473,000 in the three months ended March 31, 2010.

At March 31, 2010 and December 31, 2009, interest-bearing deposits comprised 89.5% and 88.7% of total deposits, respectively. Non interest-bearing deposits increased by $878,000 through the first three months of 2010. Included in the interest-bearing total were brokered deposits of $26,398,000 or 8.5%, and $29,681,000, or 9.9%, of total deposits at March 31, 2010 and December 31, 2009, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in borrowings was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta and junior subordinated debentures. At March 31, 2010, total borrowings were $119,841,000, compared with $146,834,000 as of December 31, 2009. Federal funds purchased were $3,993,000 at December 31, 2009. There were no federal funds purchased at March 31, 2010. At March 31, 2010 and December 31, 2009, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $93,500,000 and $0, respectively, as of March 31, 2010, compared to $106,500,000 and $10,000,000, respectively, as of December 31, 2009. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.25% and 3.37% as of March 31, 2010 and December 31, 2009, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.52 years and 2.36 years as of March 31, 2010 and December 31, 2009, respectively.

In October 2004 and December 2006, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, to fully and unconditionally guarantee the trust preferred securities issued by the capital trusts.

The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points.

The junior subordinated debentures issued in December 2006 mature in December 2036, but include an option to call the debt in December 2011. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through the acquisition of core deposits and borrowings. In the first quarter of 2010, liquidity needs were met through the significant increase in core deposits.

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2010, core deposits totaled approximately $216,190,000, or 69.5%, of the Company’s total deposits, compared to approximately $202,717,000 or 67.9%, of the Company’s total deposits as of December 31, 2009.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $35,500,000 at March 31, 2010 and December 31, 2009, approximately $20,500,000 and $16,500,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $93,500,000 and $106,500,000 at March 31, 2010 and December 31, 2009, respectively. Unused available FHLB borrowings totaled approximately $43,500,000 and $24,150,000 at March 31, 2010 and December 31, 2009, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolios as collateral for approximately $37,208,000 in unused available credit.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes and sales of other classes of assets.

Greer Bancshares Incorporated, the parent holding company, has very limited liquidity needs, generally requiring liquidity only to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders are typically funded by dividends from the Company’s banking subsidiary. Pursuant to S.C. banking law, all cash dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

In March 2010 Greer Bancshares Incorporated sold a parcel of land for $590,000 before selling costs which had previously been held for future expansion. Proceeds from the sale will meet short term Company liquidity needs.

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2010. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Regulatory Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of equity minus unrealized gains plus unrealized losses on securities available for sale and less a disallowed portion of our deferred tax assets. In addition to Tier 1 capital requirements, Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement, which is 4%. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

The Bank exceeded regulatory capital requirements at March 31, 2010 and December 31, 2009 as set forth in the following table.

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital (to risk-weighted assets)	$39,553	11.5%	$27,515	8.0%	$34,394	10.0%
Tier 1 capital (to risk-weighted assets)	$35,081	10.2%	$13,758	4.0%	$20,636	6.0%
Tier 1 capital (to average assets)	$35,081	7.5%	$18,710	4.0%	$23,387	5.0%

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$39,985	11.5%	$27,824	8.0%	$34,780	10.0%
Tier 1 capital (to risk-weighted assets)	$35,614	10.2%	$13,912	4.0%	$20,867	6.0%
Tier 1 capital (to average assets)	$35,614	7.6%	$18,809	4.0%	$23,511	5.0%

The Holding Company is also subject to certain capital requirements. At March 31, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 9.5%, 7.7% and 11.2%, respectively. At December 31, 2009, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 10.3%, 7.7% and 12.1%, respectively

Forward-looking and Cautionary Statements

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2010. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”).

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

GREER BANCSHARES INCORPORATED

Dated: May 12, 2010	/s/ Kenneth M. Harper
Kenneth M. Harper
President and Chief Executive Officer

Dated: May 12, 2010	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.