Form 10-Q
period 2010-06-30
GREER BANCSHARES INC
filed 2010-08-13
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 08/13/10
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2010	December 31, 2009*
Assets

Cash and due from banks	$7,107	$12,222
Interest bearing deposits in banks	604	442
Federal funds sold	4,147	—

Cash and cash equivalents	11,858	12,664
Investment securities:
Available for sale	120,467	124,984
Loans, net of allowance for loan losses of $6,362 and $6,315, respectively	287,969	301,078
Loans held for sale	1,935	—
Premises and equipment, net	5,289	5,952
Accrued interest receivable	1,910	2,054
Restricted stock	5,937	5,937
Other real estate owned	7,523	8,494
Deferred tax asset	3,154	3,441
Other assets	11,839	12,187

Total assets	$457,881	$476,791

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$31,764	$33,656
Interest bearing	280,329	264,990

Total deposits	312,093	298,646
Short term borrowings	—	13,993
Long term borrowings	114,841	132,841
Other liabilities	3,697	3,358

Total Liabilities	430,631	448,838

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at June 30, 2010 and December 31, 2009	9,510	9,451
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2010 and December 31, 2009	566	578
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2010 and December 31, 2009	12,433	12,433
Additional paid in capital	3,588	3,542
Retained earnings (accumulated deficit)	(504)	735
Accumulated other comprehensive income	1,657	1,214

Total Stockholders’ Equity	27,250	27,953

Total Liabilities and Stockholders’ Equity	$457,881	$476,791

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Loss

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Six months Ended
	06/30/10	06/30/09	06/30/10	06/30/09
Interest Income:
Loans	$4,114	$4,173	$8,116	$8,156
Investment securities:
Taxable	766	1,095	1,693	2,137
Exempt from federal income tax	263	245	510	475
Federal funds sold	7	—	13	1
Other	—	2	7	3

Total interest income	5,150	5,515	10,339	10,772

Interest Expense:
Interest on deposit accounts	1,216	1,498	2,418	3,149
Interest on short term borrowings	—	—	5	9
Interest on long term borrowings	963	1,197	1,989	2,326

Total interest expense	2,179	2,695	4,412	5,484

Net interest income	2,971	2,820	5,927	5,288
Provision for loan losses	1,564	1,370	2,676	2,095

Net interest income after provision for loan losses	1,407	1,450	3,251	3,193

Non-interest income:
Customer service fees	214	229	401	448
Gain on sale of investment securities	164	338	1,120	607
Impairment loss on restricted stock	—	—	—	(311)
Other noninterest income	357	438	790	857

Total noninterest income	735	1,005	2,311	1,601

Non-interest expenses:
Salaries and employee benefits	1,425	1,398	2,832	2,846
Occupancy and equipment	185	208	384	410
Postage and supplies	65	64	126	129
Marketing expenses	14	19	65	90
Directors fees	22	52	66	105
Professional fees	126	105	214	191
FDIC deposit insurance assessments	147	328	302	407
Other real estate owned and foreclosure expense	640	58	1,733	104
Other	331	350	748	651

Total noninterest expenses	2,955	2,582	6,470	4,933

Loss before income taxes	(813)	(127)	(908)	(139)

Provision (benefit) for income taxes:	12	(131)	12	(107)

Net income (loss)	(825)	4	(920)	(32)

Preferred stock dividends and net discount accretion	(160)	(160)	(319)	(265)

Net loss attributed to common shareholders	$(985)	$(156)	$(1,239)	$(297)

Basic net loss per share of common stock	$(.40)	$(.06)	$(.50)	$(.12)

Diluted net loss per share of common stock	$(.40)	$(.06)	$(.50)	$(.12)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six months Ended
	06/30/10	06/30/09	06/30/10	06/30/09

Net Income (Loss)	$(825)	$4	$(920)	$(32)

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on available for sale investment securities	1,076	(162)	1,138	548
Less reclassification adjustments for gains included in net income (loss)	(64)	(209)	(695)	(376)
Other comprehensive income (loss)	1,012	(371)	443	172

Comprehensive Income (Loss)	$187	$(367)	$(477)	$140

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2010

(Unaudited)

(Dollars in thousands, except per share data)

				Additional Paid In capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock
Balances at December 31, 2009	$9,451	$578	$12,433	$3,542	$735	$1,214	$27,953

Net loss	—	—	—	—	(920)	—	(920)
Other comprehensive income, net of tax	—	—	—	—	—	443	443
Amortization of premium and discount on preferred stock	59	(12)	—	—	(47)	—	—
Preferred stock dividends declared	—	—	—	—	(272)	—	(272)
Stock based compensation	—	—	—	46	—	—	46

Balances at June 30, 2010	$9,510	$566	$12,433	$3,588	$(504)	$1,657	$27,250

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six months Ended
	6/30/10	06/30/09
Operating activities
Net loss	$(920)	$(32)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	185	214
Gain on sale of investment securities	(1,120)	(607)
Loss on sale of land	4	—
Loss on sale of other real estate owned	37	8
Impairment loss on restricted stock	—	311
Impairment loss on other real estate owned	1,373	—
Provision for loan losses	2,676	2,095
Origination of loans held for sale	(5,905)	—
Proceeds from sales of loans held for sale	4,043	—
Gain on sale of loans held for sale	(73)	—
Deferred income tax expense (benefit)	12	(560)
Decrease in prepaid FDIC deposit insurance	281	—
Stock based compensation	46	65
Increase in cash surrender value of life insurance	(158)	(139)
Net change in:
Accrued interest receivable	144	66
Other assets	225	(86)
Accrued interest payable	238	166
Other liabilities	33	(39)

Net cash provided by operating activities	1,121	1,462

Investing activities
Activity in available-for-sale securities:
Sales	43,003	21,778
Maturities, payment and calls	17,237	12,012
Purchases	(53,885)	(61,277)
Activity in held to maturity securities:
Maturities, payment and calls	—	1,942
Purchase of restricted stock	—	(445)
Net decrease (increase) in loans	9,205	(5,518)
Proceeds from sale of other real estate owned	789	487
Proceeds from sale of land	590	—
Purchase of premises and equipment	(116)	(30)

Net cash provided by (used for) investing activities	16,823	(31,051)

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

Financing activities
Net increase in deposits	13,447	5,664
Repayment of notes payable to FHLB	(24,000)	(22,500)
Proceeds from notes payable to FHLB	6,000	23,500
Net increase (decrease) in short term borrowings	(13,993)	15,500
Proceeds from issuance of preferred stock	—	9,949
Preferred stock cash dividends paid	(204)	(160)

Net cash provided by (used for) financing activities	(18,750)	31,953

Net increase (decrease) in cash and cash equivalents	(806)	2,364
Cash and equivalents, beginning of period	12,664	6,300

Cash and equivalents, end of period	$11,858	$8,664

Cash paid for:
Income taxes	$—	$390

Interest	$4,174	$5,318

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$2,170	$5,372

Loans to facilitate sale of other real estate owned	$942	$32

Unrealized gains on available for sale investment securities, net of tax	$443	$172

Preferred stock dividends declared not paid	$68	$69

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of loss and comprehensive income (loss) for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2009, which are included in the 2009 Annual Report on Form 10-K.

Note 2 – Net Loss per Common Share

Basic and diluted loss per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and six months ended June 30, 2010 and June 30, 2009. Anti-dilutive options totaling 338,197 and 356,280 have been excluded from the loss per share calculation for the three and six months ended June 30, 2010 and June 30, 2009, respectively.

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

Note 4 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Other Real Estate Owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at net realizable value, determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate owned is included in Level 3 of the valuation hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2010
Available for sale securities:
Municipal securities	$25,971	$—	$25,971	$—
Mortgage-backed securities	94,142	—	94,142	—
Collateralized debt obligation	354	—	—	354

Total available for sale securities	$120,467	$—	$120,113	$354

December 31, 2009
Available for sale securities:
United States Government and Other agency obligations	$1,987	$—	$1,987	$—
Municipal securities	22,787	—	22,787	—
Mortgage-backed securities	99,874	—	99,874	—
Collateralized debt obligation	336	—	—	336

Total available for sale securities	$124,984	$—	$124,648	$336

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, and liabilities recorded at fair value on a recurring basis for the six months ended June 30, 2010 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, December 31, 2009	$336	$—
Total unrealized gain included in other comprehensive income	18	—
Impairment charges during the quarter	—	—
Transfers in and/or out of level 3	—	—

Fair value June 30, 2010	$354	$—

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

There were no Level 3 liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2010 and 2009.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	06/30/2010	Level 1	Level 2	Level 3
Impaired loans	$5,764	$—	$—	$5,764
OREO	7,523	—	—	7,523

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Level 1	Level 2	Level 3
Impaired loans	$2,988	$—	$—	$2,988
OREO	8,494	—	—	8,494

The Bank had impaired loans with outstanding balances of approximately $13,941,000 and $4,966,000 at June 30, 2010 and December 31, 2009, respectively. Collateral dependent impaired loans had current balances of $5,924,000 after approximately $1,600,000 of charge-offs at June 30, 2010. Included in this total is $531,000 of impaired loans with valuation allowances of $160,000. Collateral dependent impaired loans were approximately $4,027,000 at December 31, 2009 with valuation allowances of $1,039,000.

Although the Company did not elect to adopt the fair value option for any financial instruments, accounting standards require disclosure of fair value information, whether r not recognized in the balance sheet, when it is practicable to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including common stock, premises and equipment, real estate held for sale and other assets and liabilities. The following methods and assumptions were used in estimating fair values of financial instruments:

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

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

	June 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$11,858	$11,858	$12,664	$12,664
Investment securities	120,467	120,467	124,984	124,984
Loans - net	287,969	281,833	301,078	293,446
Loans held for sale	1,935	1,935	—	—
Restricted stock	5,937	5,937	5,937	5,937
Accrued interest receivable	1,910	1,910	2,054	2,054
Bank owned life insurance	7,128	7,128	6,970	6,970

Financial liabilities
Deposits	$312,093	$313,083	$298,646	$299,009
Federal funds purchased	—	—	3,993	3,993
Repurchase agreements	15,000	15,000	15,000	15,000
Federal reserve borrowings	—	—	10,000	10,000
Notes payable to FHLB	88,500	91,427	106,500	109,111
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	1,817	1,817	1,569	1,569

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	June 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$25,607	$494	$130	$25,971
Mortgage-backed securities	91,820	2,322	—	94,142
Collateralized debt obligation	336	18	—	354

	$117,763	$2,834	$130	$120,467

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
United States Government and other agency obligations	$2,013	$—	$26	$1,987
Municipal securities	22,548	378	139	22,787
Mortgage-backed securities	98,115	1,951	192	99,874
Collateralized debt obligation	336	—	—	336

	$123,012	$2,329	$357	$124,984

The amortized cost and estimated fair value of investment securities at June 30, 2010 by contractual maturity for debt securities are shown below. Mortgage backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year	$—	$—
Over 1 year through 5 years	963	986
After 5 years through 10 years	9,862	10,050
Over 10 years	15,118	15,289

	25,943	26,325
Mortgage backed securities	91,820	94,142

Total	$117,763	$120,467

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

The fair value of securities with temporary impairment at June 30, 2010 and December 31, 2009 is shown below:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Municipal securities	$1,466	$3	$2,607	$127

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

United States Government and other agency obligations	$1,988	$26	$—	$—
Mortgage backed securities	15,702	192	—	—
Municipal securities	4,399	94	435	45

Total	$22,089	$312	$435	$45

Management believes all of the unrealized losses as of June 30, 2010 and December 31, 2009 are temporary and as a result of temporary changes in the market. All the investments with unrealized losses at June 30, 2010 were municipals while at December 31, 2009, nine were municipals and seven were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

The Company reviews its investment portfolio on a quarterly basis, judging each investment for OTTI. For securities for which there is no expectation to sell or it is more likely than not that management will not be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities for which there is an expectation to sell, all OTTI is recognized in earnings.

The Company owns a collateralized debt obligation for which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was analyzed with multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity, and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of $354,394 at June 30, 2010.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements—(Continued)

The following table presents more detail on the collateralized debt obligation as of June 30, 2010 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands) Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$336	$354	$—	$354

Gross realized gains, gross realized losses and sale proceeds for available for sale securities for the six months ended June 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)	2010	2009

Gross realized gains	$1,132	$624
Gross realized losses	12	17

Net gain on sale of securities	$1,120	$607

Sale proceeds	$43,003	$21,778

Note 6 – New Accounting Pronouncements

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Deferred Tax Asset – At June 30, 2010, we had a net federal deferred tax asset of $3,154,000. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is necessary for some or all of its deferred tax assets in order to reduce them to a level that is more likely than not to be realized. Management considered its trends of generating pre tax income in recent periods, excluding the impact of the impairment of FNMA securities, in evaluating its ability to continue to forecast income before taxes. It is possible that management may conclude that it may not have the ability to generate sufficient income before income taxes at a sufficient level in future periods, which would require the Company to establish a valuation allowance for some or all of the deferred tax assets to reduce them to a level that is more likely than not to be realized. For additional discussion of our consideration of valuation allowances on deferred tax assets, see the discussion in Income Tax Expense below.

Allowance for Loan Losses and Other Real Estate Owned

Allowance for Loan Losses – The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectibility of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

Other Real Estate Owned – The Company values other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for estimated selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RECENT LEGISLATION IMPACTING THE FINANCIAL SERVICES INDUSTRY

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks with $10 billion or less in assets, like Greer State Bank, will continue to be examined for compliance with the consumer laws by their primary bank regulators. Despite this limitation, the CFPB still has broad powers over community banks. The CFPB has the authority to promulgate rules applicable to all banks and non-banks with respect to consumer financial law, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

The Dodd-Frank Act contains several important changes regarding deposit insurance. The standard maximum deposit insurance amount for banks, savings institutions and credit unions amount has been permanently increased to $250,000 per depositor. Unlimited insurance for funds held in non-interest bearing transaction accounts will be extended through January 1, 2013. The Federal Deposit Insurance Corporation (“FDIC”) is directed to redefine the base for deposit insurance assessments paid by banks so that assessments will be based on a depository institution’s average consolidated total assets less average tangible equity, as opposed to the current calculation based on the amount of an institution’s insured deposits. The prohibition on paying interest on demand deposits is repealed effective July 21, 2011. Finally, the minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020. The FDIC will have discretion to determine whether to pay rebates to insured depository institutions when its reserves exceed certain thresholds.

The Dodd-Frank Act also contains a number of provisions addressing corporate governance and executive compensation at public companies. Included in these changes are proxy access requirements for shareholders, disclosures about the failure to separate the role of the chair of the board and CEO, shareholder voting on executive compensation, the establishment of an independent compensation committee and additional executive compensation and clawback disclosures.

It is difficult to predict what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company and the Bank. Changes promulgated under the Dodd-Frank Act may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could materially adversely affect our business, results of operations and financial condition.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2010 as compared to the quarter ended June 30, 2009, as well as results for the six months ended June 30, 2010 and June 30, 2009. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $(985,000) attributed to common shareholders, or $(.40) per diluted common share, for the quarter ended June 30, 2010, compared to a consolidated net loss of $(156,000), or $(.06) per diluted common share, for the quarter ended June 30, 2009. For the six months ended June 30, 2010, the Company a reported consolidated net loss of $(1,239,000) attributed to common shareholders, or $(.50) per diluted common share, compared to a consolidated net loss attributed to common shareholders of $(297,000) or $(.12) per diluted common share for the six months ended June 30, 2009.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2010 was $5,150,000, compared to $5,515,000 for the quarter ended June 30, 2009, a decrease of $365,000, or 6.6%. Total interest income for the six months ended June 30, 2010 decreased by $433,000, or 4.0%, to $10,339,000 compared to $10,772,000 for the six months ended June 30, 2009. Interest and fees on loans is the largest component of total interest income and decreased slightly to $4,114,000 for the quarter ended June 30, 2010, compared to $4,173,000 for the quarter ended June 30, 2009 and to $8,116,000 for the six months ended June 30, 2010 compared to $8,156,000 for the six months ended June 30, 2009. The slight decrease in interest and fees on loans was the result of reductions of $10,158,000 and $8,140,226 in average loan balances for the three and six months ending June 30, 2010, compared to the same periods in 2009, respectively, offset to some extent by increases in the average yields on the Company’s loan portfolio for the three months ended June 30, 2010 to 5.24% compared to 5.19% for the three months ended June 30, 2009. Average yields on the Company’s loan portfolio were 5.18% and 5.20% for the six months ended June 30, 2010 and June 30, 2009, respectively.

Interest income on investment securities decreased by $311,000 and $409,000 in the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009. The decline was due primarily to reductions in the tax equivalent yields from 4.84% at June 30, 2009 to 4.18% at June 30, 2010 combined with reductions of $9,834,000 in the average balance of investments in the three months ended June 30, 2010 compared to the same period in 2009. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio. Average investment securities increased approximately $3,205,000 during the six month period ended June 30, 2010, compared to the six months ended June 30, 2009, primarily as the result of net investment purchases of $10,882,000 in the first six months of 2010, which were partially offset by accelerated principal paydowns on mortgage-backed securities. The accelerated principal paydowns were the result of a decline in market interest rates along the three to five year section of the yield curve.

The Company’s total interest expense declined for the three and six months ended June 30, 2010 by $516,000 and $1,072,000, or 19.1% and 19.5%, respectively, compared to the same periods in 2009. The largest component of the Company’s interest expense is interest expense on deposits. Despite increases in average balances of interest bearing deposits of $16,923,000 and $20,648,000 for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009, interest expense declined. Market interest rate decreases resulted in the weighted average rate on interest bearing deposits declining from 2.43% at June 30, 2009 to 1.76% at June 30, 2010.

Interest on long term borrowings declined $234,000, or 19.5%, and $337,000, or 14.5% for the three and six month periods ending June 30, 2010 compared to the same periods in 2009. The decline in long term interest expense was primarily the result of decreases in average long term borrowings outstanding of $15,057,000 and $6,013,000 for the three and six month periods ending June 30, 2010 compared to the same periods in 2009. Average yields on long term borrowings declined to 3.21% from 3.61% for the six months ended June 30, 2010 compared to the same period in 2009. See “Deposits” and “Liquidity and Capital” below for further discussion of reductions in borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $151,000, or 5.3%, and $639,000, or 12.1% for the three and six months ended June 30, 2010, compared to the same periods in 2009.

The Company’s balance sheet was asset sensitive as of June 30, 2010. Interest rate sensitivity can be adjusted by changing the term or type of an asset or liability at maturity. Managing the amount of assets and liabilities repricing in the same time interval helps to minimize the impact of rising or falling rates on net interest income. A reduction in short term funding in 2010 has resulted in the balance sheet changing from being liability sensitive to asset sensitive. The Company utilizes an interest rate risk model that estimates the Company’s exposure to interest rate risk. As of June 30, 2010, the results of the model indicate the exposure to interest rate risk was within the Company’s policy limits. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. The results of the Bank’s interest rate risk model indicate the Bank’s balance sheet is positioned so that earnings increase as rates rise.

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

The provision for loan losses during the three and six months ended June 30, 2010 was $1,564,000, compared to $1,370,000, and $2,676,000, compared to $2,095,000, for the same periods in 2009, respectively. Additional loans considered to be impaired, updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, loans charged off and continued credit weakness in the loan portfolio resulted in significant increases to the loan loss provision in the three and six months ended June 30, 2010. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $270,000, or 26.9%, to $735,000 for the three months ended June 30, 2010 compared to $1,005,000 for the three months ended June 30, 2009. Noninterest income increased $710,000, or 44.3%, to $2,311,000 for the six months ended June 30, 2010 compared to $1,601,000 for the same period in 2009. The decline in noninterest income during the three months ended June 30, 2010 compared to the same period in 2009 is due to reduced gains on the sale of investment securities combined with reduced earnings in the Bank’s financial services division. The primary reason for the increase in noninterest income in the first six months of 2010 compared to the same period in 2009 is gains on the sale of investment securities realized of $1,120,000, most of which was realized in a securities transaction in March 2010. The transaction allowed the Company to capitalize a portion of the unrealized gains in the investment portfolio, while minimally changing the duration and yield of the portfolio. Management deemed the transaction to be beneficial to the Company considering most economic forecasts call for interest rates to begin to rise in the near term. Higher interest rates would result in a reduction in unrealized gains. Also contributing to the increase in the noninterest income in 2010 was the impairment loss of $311,000 related to the restricted stock impairment in the first quarter of 2009, which did not recur in 2010.

Noninterest Expenses

Total noninterest expenses increased $373,000, or 14.4% for the three months ended June 30, 2010, to $2,955,000 compared to $2,582,000 for the three months ended June 30, 2009. Total noninterest expenses increased $1,537,000, or 31.1%, during the six months ending June 30, 2010, to $6,470,000 compared to $4,933,000 for the same period in 2009. The primary cause of increased noninterest expense for the three and six months ended June 30, 2010 relates to other real estate owned and foreclosure expenses to maintain bank-owned real estate and properly value the assets as updated information becomes available. Salaries and employee benefits, the largest component of noninterest expenses, remained stable for three and six months ended June 30, 2010 compared to the same periods in 2009. Marketing expense and directors fees declined slightly as the result of continued budget control. The Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments declined for the three and six months periods ended June 30, 2010 as the result of a special assessment imposed by the FDIC equating to $212,000 for the Bank in the second quarter of 2009 to further boost the FDIC’s deposit insurance reserve. This reduction was slightly offset by increased professional fees during the three and six months ended June 30, 2010 compared to the same periods in 2009 as the result of efforts to increase the concentration of credit reviews outsourced to a third party loan review company. Also, losses totaling $70,000 on the sale of repossessed assets contributed to the six months ended increase in other noninterest expenses compared to the same period in 2009.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2010, was $12,000 compared to benefits of $131,000 and $107,000 during the same periods in 2009, respectively. During the second quarter of 2010, management determined it prudent to record a valuation allowance of approximately $175,000 on the tax benefit generated from the second quarter pre-tax loss due to the uncertainty of the realization of additional deferred tax assets.

The net deferred tax asset was approximately $3.2 million at June 30, 2010. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including; recent earnings trends, projected earnings, asset quality, etc. As of June 30, 2010, management concluded that the net deferred tax assets, net of the valuation allowance, were fully realizable. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need for a valuation allowance. Significant negative trends in credit quality, losses from operation, etc. could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

Management believes that the Bank’s history of earnings since the inception of the Bank, and particularly over the past 10 years, shows the Company has been profitable historically. The Company has no history of expiration of loss carryforwards, and the continued management of controllable expenses, attention to the net interest margin and the stabilization of credit losses should enable the Company to continue these earnings trends. We believe our historical positive earnings trends, coupled with our forecasted earnings over the next three years, provides positive evidence to support a conclusion that a valuation allowance is not needed. Management’s past projections have proven to be reasonably close to actual results in total, supporting the reliability of management’s forecasting methodology. Further positive evidence relates to the length of time before the Company’s net operating loss (“NOL”) carryforwards for tax purposes expire. These loss carryforwards represent approximately $1.5 million of the total net deferred tax asset of $3.2 million, and begin expiring in 2029. Negatively, we have incurred losses in the recent two fiscal years, which has resulted in the Company having cumulative losses over the prior three years. However, excluding the $7.8 million impairment of FNMA preferred securities and restricted stock in 2008 the Company has generated cumulative positive earnings through the current quarter. The impairment losses are excluded as they are infrequent in nature and aberrations rather than continuing conditions. Beginning next quarter, management anticipates having three years of cumulative losses, which taken by itself represents significant negative evidence about the realizability of the Company’s net deferred tax assets. The Company considered several factors as other mitigating evidence in reaching the conclusion to not record additional allowances on deferred tax assets, including current forecasts of earnings for the third and fourth quarters, current trends in past dues and the results of recent appraisals for key properties and collateral in its market area, indicating that the market conditions may be improving. If in fact the third or fourth quarter results do not meet management’s expectations, the Company may be required to record additional valuation allowance on some or all of the net deferred tax assets.

The current estimate of cumulative losses in the recent trailing thirty-six months as of June 30, 2010 is reflected in the following table:

(Dollars in thousands)	2007*	2008	2009	2010**	Total

Income (loss) before income taxes	$2,556	$(8,861)	$(89)	$(908)	$(7,302)
FNMA preferred and restricted stock impairment	—	7,784	—	—	7,784

	$2,556	$(1,077)	$(89)	$(908)	$482

*	3rd and 4th quarters of 2007
**	1st and 2nd quarters of 2010

Management currently believes that it is more likely than not that the Company will return to profitability and generate taxable income sufficient to realize the $3.2 million in net deferred tax assets. In addition, the Company is not relying upon any tax planning strategies in reaching its conclusion on the level of valuation allowance needed.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 67.7% of total earning assets as of June 30, 2010. Gross loans totaled $294,331,000 as of June 30, 2010, a decline of $13,062,000, or 4.2%, from gross loans of $307,393,000 as of December 31, 2009. As a result of the adverse economic environment, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 70.3% of the loan portfolio as of June 30, 2010, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority in the Company’s local market area.

Allowance for Loan Losses

The allowance for loan losses at June 30, 2010 was $6,362,000, or 2.16% of gross loans outstanding, compared to $6,315,000 or 2.05% of gross loans outstanding at December 31, 2009. The net increase of .11% in the allowance is primarily a result of the increase in loans with weakening credit quality at June 30, 2010 compared to December 31, 2009, offset by loan charge-offs of approximately $2,666,000 in the first six months of 2010. The allowance at June 30, 2010 includes an allocation of $160,000 related to specifically identified impaired loans compared to $1,039,000 at December 31, 2009.

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

At June 30, 2010, the Company had $24,665,000 in non-performing assets, comprised of non-accruing loans of $17,134,000, $8,000 in loans more than 90 days past due and still accruing interest and $7,523,000 in OREO. This compares to $6,725,000 in non-accruing loans, $561,000 in loans more than 90 days past due and still accruing interest and $8,494,000 in OREO at December 31, 2009. Non-performing loans consisted of $15,200,000 in real estate loans, $1,816,000 in commercial loans and $126,000 in consumer loans at June 30, 2010. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first six months of 2010 and 2009 were approximately $2,666,000 and $991,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 37.1% and 86.67% as of June 30, 2010 and December 31, 2009, respectively.

Potential problem loans, which are not included in non-performing loans, amounted to approximately $27,420,000, or 9.3% of total loans outstanding at June 30, 2010. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Eight residential construction and land development loans totaling approximately $9,076,000 were considered potential problem loans at June 30, 2010. While these loans are currently performing under the contract terms, due to slowed lot sales, the construction or development projects are not performing as the Bank had originally planned. These loans have current appraisals of collateral that exceed the related loan balances by at least 10%.

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

As of June 30, 2010, investment securities totaled $120,467,000 or 27.7% of total earning assets. Investment securities decreased $4,517,000, or 3.6%, from $124,984,000 as of December 31, 2009, due to the sale of $41,883,000 in mortgage backed securities, the call of two municipal securities totaling $325,000 and one agency bond of $2,000,000 and cash inflows from principal prepayments on mortgage backed securities, offset by the purchase of $50,380,000 in mortgage backed securities and $3,505,000 in municipal securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $11,858,000 at June 30, 2010, compared to $12,664,000 at December 31, 2009, a decrease of $806,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $13,447,000, or 4.5%, to $312,093,000 as of June 30, 2010 compared to $298,646,000 as of December 31, 2009. The increase in deposits during the six months ending June 30, 2010 was primarily the result of an increase of approximately $20,700,000 in retail deposits, of which $13,977,000 was in retail certificates of deposit and $6,723,000 was in interest bearing checking accounts. The increase in retail certificates of deposit was partially offset by a decline of $7,090,000 in brokered deposits. Total core deposits have increased by approximately $16,516,000 in the six months ended June 30, 2010.

At June 30, 2010 and December 31, 2009, interest-bearing deposits comprised 89.8% and 88.7% of total deposits, respectively. Non interest-bearing deposits decreased by $1,892,000 through the first six months of 2010. Included in the interest-bearing total were brokered deposits of $22,500,000, or 7.2%, and $29,681,000, or 9.9%, of total deposits at June 30, 2010 and December 31, 2009, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in borrowings was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At June 30, 2010, total borrowings were $114,841,000, compared with $146,834,000 as of December 31, 2009. Federal funds purchased were $13,993,000 at December 31, 2009. There were no federal funds purchased at June 30, 2010. At June 30, 2010 and December 31, 2009, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $88,500,000 and $0, respectively, as of June 30, 2010, compared to $106,500,000 and $10,000,000, respectively, as of December 31, 2009. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.25% and 3.37% as of June 30, 2010 and December 31, 2009, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.44 years and 2.36 years as of June 30, 2010 and December 31, 2009, respectively.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first six months of 2010, liquidity needs were met through the significant increase in core deposits.

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $100,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At June 30, 2010, core deposits totaled approximately $219,234,000, or 70.2%, of the Company’s total deposits, compared to approximately $202,717,000, or 67.9%, of the Company’s total deposits as of December 31, 2009.

Unsecured lines of credit with correspondent banks are also sources of liquidity. Of the total lines of credit of $35,500,000 at June 30, 2010 and December 31, 2009, approximately $20,500,000 and $16,500,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $88,500,000 and $106,500,000 at June 30, 2010 and December 31, 2009, respectively. Unused available FHLB borrowings totaled approximately $26,420,000 and $24,150,000 at June 30, 2010 and December 31, 2009, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolio as collateral for approximately $35,349,000 in unused available credit.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes, approximately $15,000,000 at June 30, 2010, and sales of other classes of assets.

Greer Bancshares Incorporated, the parent holding company generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2009. Pursuant to S.C. banking law, all cash dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. The Company’s ability to pay dividends on its common stock is also limited by the Company’s participation in the Capital Purchase Program. Management believes it may be necessary to request approval of a dividend from the Bank to the parent holding company to meet liquidity needs in 2011.

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

The Bank exceeded regulatory capital requirements at June 30, 2010 and December 31, 2009 as set forth in the following table:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based capital (to risk-weighted assets)	$38,764	11.5%	$26,900	8.0%	$33,624	10.0%
Tier 1 capital (to risk-weighted assets)	$34,534	10.3%	$13,450	4.0%	$20,175	6.0%
Tier 1 capital (leverage) (to average assets)	$34,534	7.6%	$18,278	4.0%	$22,848	5.0%

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$39,985	11.5%	$27,824	8.0%	$34,780	10.0%
Tier 1 capital (to risk-weighted assets)	$35,614	10.2%	$13,912	4.0%	$20,867	6.0%
Tier 1 capital (leverage) (to average assets)	$35,614	7.6%	$18,809	4.0%	$23,511	5.0%

The Holding Company is also subject to certain capital requirements. At June 30, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 10.3%, 7.6% and 12.2%, respectively. At December 31, 2009, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 10.3%, 7.7% and 12.1%, respectively.

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets; and

•	ability to generate future taxable income to realize deferred tax assets; and

•	ability to have sufficient liquidity at the parent holding company level to pay preferred stock dividends and interest expense on junior subordinated debt; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2010. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

David Rogers

We regret to report that David Rogers, a director of the Company, passed away on July 25, 2010. David was one of the original organizers of the Bank and served as a director and counselor to the Company since 1988. We will miss him greatly. The Board is currently evaluating whether it will fill the vacancy prior to next year’s Annual Meeting.

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

GREER BANCSHARES INCORPORATED

Dated: August 13, 2010	/S/ KENNETH M. HARPER
Kenneth M. Harper
President and Chief Executive Officer

Dated: August 13, 2010	/S/ J. RICHARD MEDLOCK, JR.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.