Form 10-Q
period 2010-09-30
GREER BANCSHARES INC
filed 2010-11-15
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 11/13/10
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2010	December 31, 2009*
Assets

Cash and due from banks	$9,043	$12,222
Interest bearing deposits in banks	2,159	442
Federal funds sold	2,155	—

Cash and cash equivalents	13,357	12,664
Investment securities:
Available for sale	119,053	124,984
Loans, net of allowance for loan losses of $8,669 and $6,315, respectively	277,470	301,078
Loans held for sale	1,619	—
Premises and equipment, net	5,286	5,952
Accrued interest receivable	1,677	2,054
Restricted stock	5,515	5,937
Other real estate owned	9,779	8,494
Deferred tax asset	—	3,441
Other assets	11,471	12,187

Total assets	$445,227	$476,791

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$31,226	$33,656
Interest bearing	274,090	264,990

Total deposits	305,316	298,646
Short term borrowings	—	13,993
Long term borrowings	114,841	132,841
Other liabilities	3,711	3,358

Total Liabilities	423,868	448,838

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at September 30, 2010 and December 31, 2009	9,540	9,451
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at September 30, 2010 and December 31, 2009	561	578
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2010 and December 31, 2009	12,433	12,433
Additional paid in capital	3,610	3,542
Retained earnings (accumulated deficit)	(6,477)	735
Accumulated other comprehensive income	1,692	1,214

Total Stockholders’ Equity	21,359	27,953

Total Liabilities and Stockholders’ Equity	$445,227	$476,791

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income (Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	For Three Months Ended		For Nine months Ended
	09/30/10	09/30/09	09/30/10	09/30/09
Interest Income:
Loans	$3,901	$4,278	$12,017	$12,434
Investment securities:
Taxable	723	1,088	2,416	3,225
Exempt from federal income tax	263	249	773	724
Federal funds sold	5	2	18	3
Other	4	4	11	7

Total interest income	4,896	5,621	15,235	16,393

Interest Expense:
Interest on deposit accounts	1,202	1,434	3,620	4,583
Interest on short term borrowings	—	21	5	30
Interest on long term borrowings	940	1,159	2,929	3,485

Total interest expense	2,142	2,614	6,554	8,098

Net interest income	2,754	3,007	8,681	8,295
Provision for loan losses	3,248	475	5,924	2,570

Net interest income (loss) after provision for loan losses	(494)	2,532	2,757	5,725

Non-interest income:
Customer service fees	201	221	602	669
Gain on sale of investment securities	—	476	1,120	1,083
Impairment loss on restricted stock	—	—	—	(311)
Impairment loss on investment securities	—	(93)	—	(93)
Other noninterest income	781	381	1,571	1,238

Total noninterest income	982	985	3,293	2,586

Non-interest expenses:
Salaries and employee benefits	1,389	1,452	4,221	4,298
Occupancy and equipment	181	212	565	622
Postage and supplies	75	63	201	192
Marketing expenses	12	9	77	99
Directors fees	23	49	89	154
Professional fees	100	104	314	295
FDIC deposit insurance assessments	147	294	449	701
Other real estate owned and foreclosure expense	920	110	2,653	214
Other	324	371	1,072	1,022

Total noninterest expenses	3,171	2,664	9,641	7,597

Income (loss) before income taxes	(2,683)	853	(3,591)	714

Provision for income taxes:	3,129	223	3,141	116

Net income (loss)	(5,812)	630	(6,732)	598

Preferred stock dividends and net discount accretion	(161)	(158)	(480)	(423)

Net income (loss) available to common shareholders	$(5,973)	$472	$(7,212)	$175

Basic net income (loss) per share of common stock	$(2.40)	$.19	$(2.90)	$.07

Diluted net income (loss) per share of common stock	$(2.40)	$.19	$(2.90)	$.07

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine months Ended
	09/30/10	09/30/09	09/30/10	09/30/09

Net Income (Loss)	$(5,812)	$630	$(6,732)	$598

Other comprehensive income, net of tax:
Unrealized holding gains on held to maturity investment securities transferred to available for sale	—	166	—	166
Unrealized holding gain (loss) on available for sale investment securities	35	1,471	1,173	2,019
Less reclassification adjustments for gains included in net income (loss)	—	(238)	(695)	(614)

Other comprehensive income	35	1,399	478	1,571

Comprehensive Income (Loss)	$(5,777)	$2,029	$(6,254)	$2,169

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

for the Nine Months Ended September 30, 2010

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock			Additional	Retained Earnings	Accumulated Other	Total
	Series 2009-SP	Series 2009-WP	Common Stock	Paid In capital	(Accumulated Deficit)	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2009	$9,451	$578	$12,433	$3,542	$735	$1,214	$27,953

Net loss	—	—	—	—	(6,732)	—	(6,732)
Other comprehensive income, net of tax	—	—	—	—	—	478	478
Amortization of premium and discount on preferred stock	89	(17)	—	—	(72)	—	—
Preferred stock dividends declared	—	—	—	—	(408)	—	(408)
Stock based compensation	—	—	—	68	—	—	68

Balances at September 30, 2010	$9,540	$561	$12,433	$3,610	$(6,477)	$1,692	$21,359

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine months Ended
	9/30/10	09/30/09
Operating activities
Net income (loss)	$(6,732)	$598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	281	325
Amortization of premiums on mortgage-backed securities	1,115	674
Gain on sale of investment securities	(1,120)	(1,083)
Loss on sale of land	4	—
Loss on sale of other real estate owned	32	42
Impairment loss on restricted stock	—	311
Impairment loss on investment securities	—	93
Impairment loss on other real estate owned	2,118	—
Provision for loan losses	5,924	2,570
Origination of loans held for sale	(14,307)	—
Proceeds from sales of loans held for sale	12,829	—
Gain on sale of loans held for sale	(141)	—
Deferred income tax provision (benefit)	3,141	(337)
Decrease in prepaid FDIC deposit insurance	419	—
Stock based compensation	68	97
Decrease (increase) in cash surrender value of life insurance	52	(212)
Net change in:
Accrued interest receivable	377	162
Other assets	245	(39)
Accrued interest payable	330	217
Other liabilities	(45)	128

Net cash provided by operating activities	4,590	3,546

Investing activities
Activity in available-for-sale securities:
Sales	43,003	33,151
Maturities, payment and calls	24,381	13,174
Purchases	(60,670)	(84,950)
Activity in held to maturity securities:
Sales	—	5,922
Maturities, payment and calls	—	3,260
Redemption (purchase) of restricted stock	422	(558)
Net decrease (increase) in loans	12,010	(4,998)
Proceeds from sale of other real estate owned	2,239	789
Proceeds from sale of land	590	—
Purchase of premises and equipment	(209)	(51)

Net cash provided by (used for) investing activities	21,766	(34,261)

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows-Continued

(Unaudited)

(Dollars in thousands)

Financing activities
Net increase in deposits	6,670	7,870
Repayment of notes payable to FHLB	(24,000)	(34,000)
Proceeds from notes payable to FHLB	6,000	42,500
Net increase (decrease) in short term borrowings	(13,993)	6,471
Proceeds from issuance of preferred stock	—	9,949
Preferred stock cash dividends paid	(340)	(296)

Net cash provided by (used for) financing activities	(25,663)	32,494

Net increase in cash and cash equivalents	693	1,779
Cash and equivalents, beginning of period	12,664	6,300

Cash and equivalents, end of period	$13,357	$8,079

Cash paid for:
Income taxes	$—	$390

Interest	$6,224	$7,881

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$6,616	$5,971

Loans to facilitate sale of other real estate owned	$942	$125

Transfer of investment securities from held to maturity to available for sale, due to change of intent to sell investment securities	$—	$6,795

Unrealized gains on transfer of held to maturity investment securities to available for sale investment securities, net of tax	$—	$166

Unrealized gains on available for sale investment securities, net of tax	$478	$1,405

Preferred stock dividends declared not paid	$68	$69

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

Note 2 – Net Loss per Common Share

Basic and diluted earnings (loss) per common share is computed by dividing net income (loss) adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and nine months ended September 30, 2010 and September 30, 2009. Anti-dilutive options totaling 326,947 and 355,530 have been excluded from the loss per share calculation for the three and nine months ended September 30, 2010 and September 30, 2009, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a full valuation allowance on the net deferred tax assets outstanding at the beginning of the period. Also, the Company did not record a deferred tax benefit on the pretax loss generated for the current quarter, resulting in net income tax expense of $3,129,000 and $3,141,000 for the three and nine months ended September 30, 2010, respectively. The valuation allowance on the net deferred tax assets totaled $4,867,000 at September 30, 2010.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2010
Available for sale securities:
Municipal securities	$25,663	$—	$25,663	$—
Mortgage-backed securities	93,021	—	93,021	—
Collateralized debt obligation	369	—	—	369

Total available for sale securities	$119,053	$—	$118,684	$369

December 31, 2009
Available for sale securities:
United States Government and Other agency obligations	$1,987	$—	$1,987	$—
Municipal securities	22,787	—	22,787	—
Mortgage-backed securities	99,874	—	99,874	—
Collateralized debt obligation	336	—	—	336

Total available for sale securities	$124,984	$—	$124,648	$336

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, and liabilities recorded at fair value on a recurring basis for the nine months ended September 30, 2010 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, December 31, 2009	$336	$—
Total unrealized gain included in other comprehensive income	33	—
Impairment charges	—	—
Transfers in and/or out of level 3	—	—

Fair value September 30, 2010	$369	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2010 and 2009.

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

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	09/30/2010	Level 1	Level 2	Level 3
Impaired loans	$8,830	$—	$—	$8,830
OREO	9,779	—	—	9,779

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Level 1	Level 2	Level 3
Impaired loans	$2,988	$—	$—	$2,988
OREO	8,494	—	—	8,494

The Bank had impaired loans with outstanding balances of approximately $18,658,000 and $4,966,000 at September 30, 2010 and December 31, 2009, respectively. Collateral dependent impaired loans had current balances of $10,245,000 before approximately $1,415,000 of charge-offs at September 30, 2010. Included in this total is $6,411,000 of impaired loans with valuation allowances of $2,479,000. Collateral dependent impaired loans were approximately $4,027,000 at December 31, 2009 with valuation allowances of $1,039,000.

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

	September 30, 2010		December 31, 2009
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$13,357	$13,357	$12,664	$12,664
Investment securities	119,053	119,053	124,984	124,984
Loans - net	277,470	271,588	301,078	293,446
Loans held for sale	1,619	1,619	—	—
Restricted stock	5,286	5,286	5,937	5,937
Accrued interest receivable	1,677	1,677	2,054	2,054
Bank owned life insurance	6,918	6,918	6,970	6,970

Financial liabilities
Deposits	$305,316	$306,241	$298,646	$299,009
Federal funds purchased	—	—	3,993	3,993
Repurchase agreements	15,000	15,000	15,000	15,000
Federal reserve borrowings	—	—	10,000	10,000
Notes payable to FHLB	88,500	91,712	106,500	109,111
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	1,850	1,850	1,569	1,569

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	September 30, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$24,753	$929	$19	$25,663
Mortgage-backed securities	91,213	1,877	69	93,021
Collateralized debt obligation	336	33	—	369

	$116,302	$2,839	$88	$119,053

	December 31, 2009
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
United States Government and other agency obligations	$2,013	$—	$26	$1,987
Municipal securities	22,548	378	139	22,787
Mortgage-backed securities	98,115	1,951	192	99,874
Collateralized debt obligation	336	—	—	336

	$123,012	$2,329	$357	$124,984

The amortized cost and estimated fair value of investment securities at September 30, 2010 by contractual maturity for debt securities are shown below. Mortgage backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year	$—	$—
Over 1 year through 5 years	718	740
After 5 years through 10 years	9,606	9,930
Over 10 years	14,765	15,362

	25,089	26,032
Mortgage backed securities	91,213	93,021

Total	$116,302	$119,053

The fair value of securities with temporary impairment at September 30, 2010 and December 31, 2009 is shown below:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$12,946	$69	$—	$—
Municipal securities	980	19	—	—

Total	$13,926	$88	$—	$—

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

United States Government and other agency obligations	$1,988	$26	$—	$—
Mortgage backed securities	15,702	192	—	—
Municipal securities	4,399	94	435	45

Total	$22,089	$312	$435	$45

Management believes all of the unrealized losses as of September 30, 2010 and December 31, 2009 are temporary and as a result of temporary changes in the market. One municipal and five mortgage-backed securities had unrealized losses at September 30, 2010 while at December 31, 2009, nine were municipals and seven were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation for which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of approximately $369,000 at September 30, 2010.

The following table presents more detail on the collateralized debt obligation as of September 30, 2010 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands) Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$336	$369	$—	$369

Gross realized gains, gross realized losses and sale proceeds for investment securities for the nine months ended September 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)	2010	2009
	Available for sale	Available for sale	Held to maturity
Gross realized gains	$1,132	$958	$142
Gross realized losses	12	17	—

Net gain on sale of securities	$1,120	$941	$142

Sale proceeds	$43,003	$27,229	$5,922

Note 6 – Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)	September 30, 2010		December 31, 2009

Real estate
Construction and land development	$62,347	21.79%	$75,537	24.57%
Commercial	88,758	31.02%	76,598	24.92%
Residential	82,045	28.68%	85,541	27.83%
Commercial and industrial (non-real estate)	41,180	14.39%	58,868	19.15%
Installment loans to individuals for household, family and other personal expenditures	6,089	2.13%	8,530	2.77%
State and political obligations	1,500	.52%	242	.08%
All other loans	4,220	1.47%	2,077	.68%

	286,139	100.00%	307,393	100.00%
Allowance for loan losses	(8,669)		(6,315)

Net loans	$277,470		$301,078

The change in the allowance for loan losses for the nine months ended September 30 is summarized as follows:

(Dollars in thousands)	2010	2009

Balance, beginning of year	$6,315	$5,127
Provision charged to income	5,924	2,570
Recoveries on loans	103	52
Loans charged off	(3,673)	(1,635)

Balance, September 30, 2010	$8,669	$6,114

Loans totaling approximately $76,000,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

Nonaccrual loans are summarized as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans	$17,600	$6,725

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $300,000 and $276,000 at September 30, 2010 and September 30, 2009, respectively.

Nonperforming loans and impaired loans are defined differently. Nonperforming loans include loans that are 90 days past due and still accruing interest and nonaccrual loans. Impaired loans are loans that based upon current information and events, it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. Large groups of smaller balance homogenous loans that may meet these criteria are not evaluated individually for impairment, so they are not included in the impaired loan totals. As a result, some loans may be included in both categories, whereas other loans may only be included in one category. Also, a loan may be considered impaired due to a troubled debt restructuring, but because it has performed according to the modified loan terms for a sustained period of time, the loan has been restored to accruing status.

Impaired loans are summarized as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Impaired loans for which there is a related allowance for loan losses	$6,411	$4,027
Other impaired loans	12,247	939

Total impaired loans	$18,658	$4,966

Average impaired loans	$11,969	$6,683
Related allowance for loan losses	$2,479	$1,039

The Company may elect to formally restructure the terms of a loan due to the weakening credit status of a borrower in order to facilitate a repayment plan that minimizes the potential losses that the Company may have to otherwise incur. Troubled debt restructures are summarized as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009

Nonaccrual troubled debt restructurings	$7,247	$190
Other troubled debt restructurings	3,177	19

Total troubled debt restructurings	$10,424	$209

Charge-offs related to troubled debt restructures	$695	$39

Note 7 – New Accounting Pronouncements

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

Note 8 – Investment Transaction

Subsequent to September 30, 2010, the Bank sold mortgaged-backed securities totaling approximately $40,730,000 which resulted in a net gain of approximately $1,076,000, before taxes. The investment securities were substantially replaced with the purchase of primarily mortgage-backed securities totaling approximately $40,333,000. The transactions allowed the Bank to realize a portion of the unrealized gains in the investment portfolio, while minimally changing the duration and yield of the investment portfolio. Management deemed the transaction to be beneficial to the Company considering most economic forecasts call for interest rates to begin to rise in the near term. Higher interest rates would result in a reduction in unrealized gains.

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

Deferred Tax Asset – In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a full valuation allowance on the net deferred tax assets outstanding at the beginning of the period. Also, the Company did not record a deferred tax benefit on the pretax loss generated for the current quarter, resulting in net income tax expense of $3,129,000 and $3,141,000 for the three and nine months ended September 30, 2010, respectively. The valuation allowance on the net deferred tax assets totaled $4,867,000 at September 30, 2010.

It is possible that management may conclude in future periods that it may have the ability to generate income before income taxes at a sufficient level, which may allow the Company to reverse a portion, or all of the valuation allowance.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2010 as compared to the quarter ended September 30, 2009, as well as results for the nine months ended September 30, 2010 and September 30, 2009. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $(5,973,000) attributed to common shareholders, or $(2.40) per diluted common share, for the quarter ended September 30, 2010, compared to consolidated net income of $472,000, or $.19 per diluted common share, for the quarter ended September 30, 2009. The results for the third quarter of 2010 were impacted by provisions for loan losses that totaled $3,248,000 and a provision for income taxes resulting from establishing a net deferred tax asset valuation allowance of $4,867,000. The third quarter of 2010 was impacted by further broad deterioration in the loan portfolio resulting in increased impaired loans and decreased property values. For the nine months ended September 30, 2010, the Company reported a consolidated net loss of $(7,212,000) attributed to common shareholders, or $(2.90) per diluted common share, compared to consolidated net income available to common shareholders of $175,000 or $.07 per diluted common share for the nine months ended September 30, 2009.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2010 was $4,896,000, compared to $5,621,000 for the quarter ended September 30, 2009, a decrease of $725,000, or 12.9%. Total interest income for the nine months ended September 30, 2010 decreased by $1,158,000, or 7.1%, to $15,235,000 compared to $16,393,000 for the nine months ended September 30, 2009. Interest and fees on loans is the largest component of total interest income and decreased $377,000, or 8.8% to $3,901,000 for the quarter ended September 30, 2010, compared to $4,278,000 for the quarter ended September 30, 2009 and $417,000, or 3.4%, to $12,017,000 for the nine months ended September 30, 2010 compared to $12,434,000 for the nine months ended September 30, 2009. The decrease in interest and fees on loans was primarily the result of reductions of $18,307,000 and $11,903,000 in average loan balances for the three and nine months ending September 30, 2010, compared to the same periods in 2009, respectively. Average yields on the Company’s loan portfolio were 5.39% and 5.36% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Interest income on investment securities decreased by $351,000 and $760,000 in the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009. The decline was due primarily to reductions in the tax equivalent yields from 4.67% at September 30, 2009 to 3.89% at September 30, 2010 combined with reductions of $3,368,000 in the average balance of investments in the three months ended September 30, 2010 compared to the same period in 2009. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio. Average investment securities increased approximately $1,014,000 during the nine month period ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily as the result of net investment purchases of $18,787,000 in the first nine months of 2010, which were partially offset by accelerated principal paydowns on mortgage-backed securities, as well as investment securities that matured or were called.

The accelerated principal paydowns were the result of a decline in market interest rates along the three to five year section of the yield curve.

The Company’s total interest expense declined for the three and nine months ended September 30, 2010 by $472,000 and $1,544,000, or 18.1% and 19.1%, respectively, compared to the same periods in 2009. The largest component of the Company’s interest expense is interest expense on deposits. Interest expense declined despite increases in average balances of interest bearing deposits of $18,588,000 and $17,478,000 for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. Market interest rate decreases resulted in the weighted average rate on interest bearing deposits declining from 2.35% at September 30, 2009 to 1.74% at September 30, 2010.

Interest on long term borrowings declined $219,000, or 18.9%, and $556,000, or 16.0% for the three and nine month periods ending September 30, 2010 compared to the same periods in 2009. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding and decreases in average yields on long term borrowings for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Average long term borrowings outstanding declined by $16,483,000 and $9,503,000 for the three and nine month periods ending September 30, 2010 compared to the same periods in 2009. Average yields on long term borrowings declined to 3.30% from 3.64% for the nine months ended September 30, 2010 compared to the same period in 2009. See “Deposits” and “Liquidity and Capital” below for further discussion of reductions in borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $253,000, or 8.4%, for the three months ended September 30, 2010, compared to the same period in 2009. Net interest income increased $386,000, or 4.7%, for the nine months ended September 30, 2010 compared to the same period in 2009.

The Company’s balance sheet was asset sensitive as of September 30, 2010. Interest rate sensitivity can be adjusted by changing the term or type of an asset or liability at maturity. Managing the amount of assets and liabilities repricing in the same time interval helps to minimize the impact of rising or falling rates on net interest income. A reduction in short term funding in 2010 has resulted in the balance sheet changing from being liability sensitive to asset sensitive. The Company utilizes an interest rate risk model that estimates the Company’s exposure to interest rate risk. As of September 30, 2010, the results of the model indicate the exposure to interest rate risk was within the Company’s policy limits. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. The results of the Bank’s interest rate risk model indicate the Bank’s balance sheet is positioned so that earnings increase as rates rise.

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

The provision for loan losses during the three and nine months ended September 30, 2010 was $3,248,000, compared to $475,000, and $5,924,000, compared to $2,570,000, for the same periods in 2009, respectively. Additional loans considered to be impaired, updated appraisals obtained during the Bank’s recent impaired loan valuation analysis indicating declines in market values of certain properties held as collateral, loans charged off and continued credit weakness in the loan portfolio resulted in significant increases to the loan loss provision in the three and nine months ended September 30, 2010. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased slightly for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Noninterest income increased $707,000, or 27.3%, to $3,293,000 for the nine months ended September 30, 2010 compared to $2,586,000 for the same period in 2009. The slight decline in noninterest income during the three months ended September 30, 2010 compared to the same period in 2009 is due to reduced gains on the sale of investment securities partially offset by net insurance proceeds of $263,000 related to the death of one of the Company’s directors. The primary reason for the increase in noninterest income in the first nine months of 2010 compared to the same period in 2009 is the death benefit previously mentioned. Also contributing to the increase in the noninterest income in 2010 was the impairment loss of $311,000 related to the restricted stock impairment in the first quarter of 2009, which did not recur in 2010.

Noninterest Expenses

Total noninterest expenses increased $507,000, or 19.0%, for the three months ended September 30, 2010, to $3,171,000 compared to $2,664,000 for the three months ended September 30, 2009. Total noninterest expenses increased $2,044,000, or 26.9%, during the nine months ending September 30, 2010, to $9,641,000 compared to $7,597,000 for the same period in 2009. The primary cause of increased noninterest expense for the three and nine months ended September 30, 2010 relates to other real estate owned and foreclosure expenses to maintain bank-owned real estate and properly value the assets as updated information becomes available. Salaries and employee benefits, the largest component of noninterest expenses, remained stable for three and nine months ended September 30, 2010 compared to the same periods in 2009. Occupancy and equipment declined for the three and nine months ended September 30, 2010 compared to the same periods in 2009 as the result of closing of a loan production office in October 2009. Marketing expense and directors fees declined slightly as the result of continued budget control. The FDIC deposit insurance assessments declined for the three and nine months periods ended September 30, 2010 as the result of a special assessment imposed by the FDIC equating to $212,000 for the Bank in the second quarter of 2009 to further boost the FDIC’s deposit insurance reserve combined with reduced assessments related to balance declines in brokered certificates of deposits in 2010.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2010, was $3,129,000 and $3,141,000 compared to $223,000 and $116,000 during the same periods in 2009, respectively. The increase in income tax expense is solely the result of a full valuation allowance on temporary tax differences and net operating loss carryforwards.

The net deferred tax asset was approximately $4.9 million at September 30, 2010 prior to the valuation allowance. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of September 30, 2010, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and recorded a full valuation allowance. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operation could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 67.6% of total earning assets as of September 30, 2010. Gross loans totaled $286,139,000 as of September 30, 2010, a decline of $21,254,000, or 6.9%, from gross loans of $307,393,000 as of December 31, 2009. As a result of the adverse economic environment, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 70.3% of the loan portfolio as of September 30, 2010, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority in the Company’s local market area.

Given the negative asset and credit quality trends within the loan portfolio since 2008, management continues to work aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The analyses included internal and external loan reviews that required detailed, written summaries of the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of the loans by the loan officers, credit administration and an external loan review firm.

The credit administration function was also enhanced in 2010 with the addition of three personnel. A credit administrative assistant, credit analyst and OREO manager were hired to address the extensive time needed to manage the credit portfolio and Bank owned real estate. In addition, a special assets committee was formed in August 2010 which meets monthly to form strategies on problem loans and the disposition of OREO. The members include the chief executive officer, the chief credit officer, the chief credit administrator and two members of the board of directors.

Allowance for Loan Losses

The allowance for loan losses at September 30, 2010 was $8,669,000, or 3.03% of gross loans outstanding, compared to $6,315,000 or 2.05% of gross loans outstanding at December 31, 2009. The net increase of .98% in the allowance was primarily a result of the increase in loans with weakening credit quality at September 30, 2010 compared to December 31, 2009, offset by loan charge-offs of approximately $3,673,000 in the first nine months of 2010. The allowance at September 30, 2010 includes an allocation of $2,479,000 related to specifically identified impaired loans compared to $1,039,000 at December 31, 2009.

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

At September 30, 2010, the Company had $27,379,000 in non-performing assets, comprised of non-accruing loans of $17,600,000 and $9,779,000 in OREO. This compares to $6,725,000 in non-accruing loans, $561,000 in loans more than 90 days past due and still accruing interest and $8,494,000 in OREO at December 31, 2009. Non-performing loans consisted of $14,887,000 in real estate loans, $2,520,000 in commercial loans and $193,000 in consumer loans at September 30, 2010. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first nine months of 2010 and 2009 were approximately $3,570,000 and $1,583,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 49.26% and 86.67% as of September 30, 2010 and December 31, 2009, respectively.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $34,451,000, or 12.03%, of total loans outstanding at September 30, 2010. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Ten residential construction and land development loans totaling approximately $7,921,000 were included in potential problem loans at September 30, 2010. While these loans are currently performing under the contract terms, due to slowed lot sales, the construction or development projects are not performing as the Bank had originally planned. These loans have current appraisals of collateral that exceed the related loan balances by at least 10%.

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

As of September 30, 2010, investment securities totaled $119,053,000 or 28.0% of total earning assets. Investment securities decreased $5,931,000, or 4.7%, from $124,984,000 as of December 31, 2009, due to the sale of $41,883,000 in mortgage backed securities, the call of two municipal securities totaling $325,000 and one agency bond of $2,000,000 and cash inflows from principal prepayments on mortgage backed securities, offset by the purchase of $57,165,000 in mortgage backed securities and $3,505,000 in municipal securities.

Subsequent to September 30, 2010, the Bank sold mortgaged-backed securities totaling approximately $40,730,000 which resulted in a net gain of approximately $1,076,000, before taxes. The investment securities were substantially replaced with the purchase of primarily mortgage-backed securities totaling approximately $40,333,000. The transactions allowed the Bank to realize a portion of the unrealized gains in the investment portfolio, while minimally changing the duration and yield of the investment portfolio. Management deemed the transaction to be beneficial to the Company considering most economic forecasts call for interest rates to begin to rise in the near term. Higher interest rates would result in a reduction in unrealized gains.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $13,357,000 at September 30, 2010, compared to $12,664,000 at December 31, 2009, an increase of $693,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased $6,670,000, or 2.2%, to $305,316,000 as of September 30, 2010 compared to $298,646,000 as of December 31, 2009. The increase in deposits during the nine months ending September 30, 2010 was primarily the result of an increase of approximately $19,345,000 in retail deposits, of which $4,472,000 was in retail certificates of deposit, $14,035,000 was in interest bearing transaction or savings accounts and $838,000 was in noninterest bearing accounts. The increase in retail certificates of deposit was partially offset by a decline of $12,680,000 in brokered deposits. Total core deposits have increased by approximately $17,949,000 in the nine months ended September 30, 2010.

At September 30, 2010 and December 31, 2009, interest bearing deposits comprised 89.8% and 88.7% of total deposits, respectively. Noninterest bearing deposits decreased by $2,430,000 through the first nine months of 2010. Included in the interest bearing total were brokered deposits of $17,025,000, or 5.6%, and $29,681,000, or 9.9%, of total deposits at September 30, 2010 and December 31, 2009, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At September 30, 2010, total borrowings were $114,841,000, compared with $146,834,000 as of December 31, 2009. Federal funds purchased were $13,993,000 at December 31, 2009. There were no federal funds purchased at September 30, 2010. At September 30, 2010 and December 31, 2009, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $88,500,000 and $0, respectively, as of September 30, 2010, compared to $106,500,000 and $10,000,000, respectively, as of December 31, 2009. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.23% and 3.37% as of September 30, 2010 and December 31, 2009, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.18 years and 2.36 years as of September 30, 2010 and December 31, 2009, respectively.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first nine months of 2010, liquidity needs were met through the significant increase in core deposits.

Core deposits include checking and savings accounts, as well as retail certificates of deposit less than $250,000. These deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2010, core deposits totaled approximately $220,667,000, or 72.3%, of the Company’s total deposits, compared to approximately $202,717,000, or 67.9%, of the Company’s total deposits as of December 31, 2009.

Secure and unsecured lines of credit with correspondent banks are also sources of liquidity. At September 30, 2010, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $8,500,000 and $7,000,000, respectively. Of the total lines of credit of $30,500,000 at September 30, 2010 and December 31, 2009, approximately $15,500,000 and $16,500,000 were available for use as of each of those dates, respectively. The Bank also has a collateralized borrowing capacity of 30% of total assets from the FHLB. Outstanding FHLB borrowings totaled $88,500,000 and $106,500,000 at September 30, 2010 and December 31, 2009, respectively. Unused available FHLB borrowings totaled approximately $24,364,000 and $24,150,000 at September 30, 2010 and December 31, 2009, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolio as collateral for approximately $28,722,000 in unused available credit.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes, approximately $15,000,000 at September 30, 2010, and sales of other classes of assets.

Greer Bancshares Incorporated, the parent holding company generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2009. Since that time, the Company has funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. As previously disclosed, the Company also sold a parcel of land for $590,000 before selling costs which had been held for future expansion. The Company has approximately $350,000 in cash remaining as of September 30, 2010 to meet short term liquidity needs.

Under S.C. banking law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions (the “S.C. Bank Board”) provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Otherwise, the Bank must obtain approval from the S.C. Bank Board prior to the payment of any cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. Further, under memorandums of understanding with the FDIC and the S.C. Bank Board, and the Federal Reserve Bank of Richmond, as discussed under “Regulatory Capital” below, the Bank and the Company must seek the approval of their respective regulators prior to paying any cash dividends. In the case of the Company, this includes payments on the TARP preferred stock and interest on the junior subordinated debt. The Company has received permission to make the required trust preferred interest payments and TARP preferred stock dividends through the remainder of 2010. The Company’s ability to pay dividends on its common stock is also limited by the Company’s participation in TARP.

Management believes that it will need to request permission for the Bank to pay a cash dividend to the Company in order to fund the Company’s liquidity needs in 2011. The Company can give no assurances as to whether such approval would be granted, given the recent losses reported by the Company. The Bank owns a parcel of land that is currently being leased to the Bank. Subject to regulatory approval, the Company may in the future sell this land to the Bank or to a third party to generate liquidity in the short term. Barring approval by regulators for such a sale or for a cash dividend from the Bank, it appears that the Company would not be able to pay the dividends on its TARP preferred stock or trust preferred interest in the first quarter of 2011.

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

The Bank exceeded regulatory capital requirements at September 30, 2010 and December 31, 2009 as set forth in the following table:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based capital (to risk-weighted assets)	$33,898	10.5%	$25,746	8.0%	$32,183	10.0%
Tier 1 capital (to risk-weighted assets)	$29,809	9.3%	$12,821	4.0%	$19,310	6.0%
Tier 1 capital (leverage) (to average assets)	$29,809	6.5%	$18,318	4.0%	$22,897	5.0%

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$39,985	11.5%	$27,824	8.0%	$34,780	10.0%
Tier 1 capital (to risk-weighted assets)	$35,614	10.2%	$13,912	4.0%	$20,867	6.0%
Tier 1 capital (leverage) (to average assets)	$35,614	7.6%	$18,809	4.0%	$23,511	5.0%

The Holding Company is also subject to certain capital requirements. At September 30, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 8.5%, 5.9% and 10.9%, respectively. At December 31, 2009, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 10.3%, 7.7% and 12.1%, respectively.

On September 8, 2010, the Bank entered into an informal Memorandum of Understanding (the “Bank MOU”) with the FDIC and the S.C. Bank Board. The Bank MOU was based on the findings of the FDIC during its on-sight visitation as of February 1, 2010. The Bank MOU instructs the Bank to engage in corrective action and enhance the Bank’s existing practices and procedures in the areas of credit risk management and liquidity. The Bank is also to structure a plan to increase its regulatory capital. Management has responded and continues to respond periodically to regulators with respect to the requirements of the Bank MOU.

On September 23, 2010, the Company entered into an informal Memorandum of Understanding (the “FRB MOU”) with the Federal Reserve Bank of Richmond (the “FRB”). Among other things, the FRB MOU requires the Company to seek permission prior to paying any dividends or trust preferred interest. The Company has received permission from the FRB to make the required trust preferred interest payments in October and November of 2010 and the preferred stock dividend due in November, 2010. The Bank otherwise has responded and continues to coordinate with the FRB with respect to the FRB MOU.

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

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	loss of consumer confidence and economic disruptions resulting from terrorist activities;

•	changes in the securities markets;

•	ability to generate future taxable income to realize deferred tax assets;

•	ability to have sufficient liquidity at the parent holding company level to pay preferred stock dividends and interest expense on junior subordinated debt; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2010. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

GREER BANCSHARES INCORPORATED

Dated: November 15, 2010	/s/ Kenneth M. Harper
Kenneth M. Harper
President and Chief Executive Officer

Dated: November 15, 2010	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.