Form 10-K
period 2010-12-31
GREER BANCSHARES INC
filed 2011-03-31
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, Par Value $5.00 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  No    ☐  Yes

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  No    ☐  Yes

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☒  No    ☐  Yes

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,029,557 shares) as of June 30, 2010 was approximately $12,177,342. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 16, 2011
Common Stock, $5.00 par value per share	2,486,692 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

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

•	the concentration of our portfolio in real estate based loans and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or other regulatory requirements;

•	market risk and inflation;

•	level, composition and re-pricing characteristics of our securities portfolios;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	our reliance on secondary sources of liquidity such as FHLB advances, federal funds lines of credit from correspondent banks and brokered time deposits, to meet our liquidity needs;

•	operating restrictions imposed by our Consent Order, such as limitations on the use of brokered deposits;

•	our inability to meet the requirements set forth in our Consent Order within prescribed time frames;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including recently enacted and proposed legislation;

•	adequacy of the level of our allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

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

Trust, international and correspondent banking services are not currently offered by the Company, nor are they contemplated at this time.

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

The Bank’s core deposits consist of retail checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit. These deposits, along with short-term borrowings, long-term borrowings, and brokered deposits, are used to support our asset base. Retail deposits comprise approximately 96.0% of total deposits, with brokered certificates of deposits comprising approximately 4.0% of total deposits at December 31, 2010. Management continues to target the conversion of brokered certificates to retail deposits over time. Pursuant to the Consent Order between the Bank and regulators discussed under “-Greer State Bank” below, the Bank’s use of brokered deposits is now restricted. Generally, the Bank must obtain prior written determination of no supervisory objection from the Federal Deposit Insurance Corporation before accepting, renewing or rolling over brokered deposits. Given the fact that, historically, the Bank’s brokered certificates base has been less expensive than borrowing rates, it is likely that management will work to maintain the longstanding relationships the Bank has with its brokered certificate issuers and will use a reasonable amount of brokered deposits as it effectively manages the Bank’s cost of funds, subject to the concurrence of regulators. Prospectively, management anticipates that attraction of retail deposits will reduce the reliance on brokered certificates of deposit. See additional discussion in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”

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

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2010, 97.7% of the Bank’s loan portfolio is secured and 79.6% of the total loan portfolio is secured by real estate. See additional discussion of credit concentrations related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” in this report.

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

While the Bank does not make it a practice of establishing an interest reserve account as part of the loan funding amount, it is a common practice in the industry to allow an interest reserve account during the initial construction phase of a real estate project. The Bank’s loan portfolio contained one construction and land development loan totaling approximately $1,179,000 with an interest reserve account at December 31, 2010. The nature of the interest reserve was analyzed along with the performance of the loan, underlying collateral value and the schedule of lot sales to determine if the loan should be placed on nonaccrual status. Management determined that this loan with an interest reserve was performing adequately. As such, it was not placed on nonaccrual as of December 31, 2010. The loan was, however, considered a potential problem loan.

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

Loan Risk Management - The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2010, the legal lending limit amount for the Bank to lend to any one borrower was approximately $5,549,000. See additional discussion of risk management related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” and “-Risk Elements” in this report.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are thirteen competitor banks (none of which are headquartered in Greer) with eighteen total offices, one savings institution branch (headquartered in Greer), and one credit union branch (headquartered in nearby Greenville, South Carolina). As of December 31, 2010, the Bank held approximately 28.2% of the FDIC insured deposits in the Greer market

Employees

As of December 31, 2010, the Bank had 88 employees, 80 of whom are full-time. The Company does not have any employees other than its two executive officers.

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

The FRB guidelines include a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “-Greer State Bank – Capital Requirements.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Without regulatory approval, we may also issue securities and contribute the proceeds to the Bank, subject to federal and state securities laws.

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

The Company’s ability to pay dividends on its common stock is limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to January 30, 2012, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009- WP Preferred Stock or the Treasury has transferred the Series 2009-SP Preferred Stock and Series 2009-WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock, it cannot pay dividends on its common stock.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on its preferred stock, beginning with the February 15, 2011 dividend.

Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “-Greer State Bank” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as previously disclosed, the Company is under a Memorandum of Understanding with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

•

Bonus Prohibition. EESA prohibits the payment of any “bonus, retention award, or incentive compensation” to our most highly-compensated employee. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” discussed below.

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

The Bank’s ability to pay dividends is also restricted by the Consent Order entered into by the Bank with the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions on March 1, 2011. The Consent Order is discussed under “-Consent Order” below. Pursuant to the Consent Order, the Bank may not pay any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions.

Federal Deposit Insurance. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law. For this protection, the Bank pays FDIC deposit insurance assessments and is subject to the rules and regulations of the FDIC. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.

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

On December 16, 2008, the FDIC raised the deposit insurance assessment rates uniformly for all institutions by 7 cents for $100 of domestic deposits effective for the first quarter of 2009. Due to the large number of recent bank failures, in February 2009 the FDIC adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums. The FDIC also implemented a 5 basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.

The Bank expensed FDIC insurance premiums of $678,379 and $849,950, respectively, in 2010 and 2009. The 2009 expense also included the $212,000 special assessment by the FDIC. During 2009, the FDIC also required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Bank paid $2,174,110 in prepaid assessments to the FDIC in the fourth quarter of 2009, of which $141,207 was expensed in 2009, with the remaining $2,032,903 to be recognized over the next three years based on the FDIC assessment.

In October 2010, the FDIC adopted a new Restoration Plan for the DIF to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments will be based on average total assets less average tangible equity instead of the previous methodology that was based on deposits. Also new assessment rates were adopted. The new assessment methodology and assessment rates will be effective April 1, 2011. We have not yet determined whether this new methodology will reduce our FDIC insurance expense.

Pursuant to EESA, in 2008 the maximum deposit insurance amount per depositor was temporarily increased from $100,000 to $250,000 until December 31, 2013. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000 per depositor. On November 9, 2010 the FDIC issued a final rule under the Dodd-Frank Act that provides unlimited insurance coverage of non-interest bearing transaction accounts from December 31, 2010 through December 31, 2012.

Additionally, in 2008, regulatory authorities enacted legislation that enabled the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). The TGLP had two primary components – 1) a transaction account guarantee program (“TAGP”), and 2) a debt guarantee program. Under the TAGP, the FDIC would fully guarantee, until June 30, 2010, all noninterest-bearing transaction accounts, including NOW accounts with interest rates of 0.50 percent or less and IOLTAs. On April 14, 2010, the FDIC extended the TAGP until December 31, 2010, with a revised interest rate of 0.25 percent or less. Under the debt guarantee program of the TLGP, the FDIC guaranteed certain senior unsecured debt of insured depository institutions, or their qualified holding companies, issued between October 14, 2008 and October 31, 2009. After an initial phase-in period, both programs became elective options for banks during 2009.

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

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. The FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2010, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized; however, due to the Consent Order recently entered into with the FDIC, new minimums have been established. See discussion below entitled “Consent Order” and chart below.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that all capital adequacy requirements were met to which the Company and Bank are subject.

The actual capital amounts (in thousands) and ratios and minimum regulatory amounts (in thousands) and ratios for the Bank are as follows:

			For Capital		To Be Well Capitalized Under Formal Agreement
			Adequacy Purposes		Dated March 1, 2010(1)
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	$30,948	10.0%
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	$18,569	6.0%
Tier 1 capital (to average assets)	$29,334	6.45%	$18,190	4.0%	$36,380	8.0%

As of December 31, 2009
Total risk-based capital (to risk-weighted assets)	$39,985	11.5%	$27,824	8.0%	$34,780	10.0%
Tier 1 capital (to risk-weighted assets)	$35,614	10.2%	$13,912	4.0%	$20,867	6.0%
Tier 1 capital (to average assets)	$35,614	7.6%	$18,809	4.0%	$23,511	5.0%

(1)	See discussion below entitled “Consent Order.”

The Company is also subject to certain capital requirements. At December 31, 2010 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 8.6%, 5.8% and 11.0%, respectively. At December 31, 2009 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 10.3%, 7.7% and 12.1%, respectively.

The Bank is required by the Federal Reserve Bank to maintain average cash reserve balances at the Federal Reserve Bank and in working funds based upon a percentage of deposits. The required amount of these reserve balances at December 31, 2010 was approximately $100,000.

The FDIC has issued regulations that classify insured depository institutions by capital levels and require the appropriate federal banking regulator to take prompt action to resolve the problems of any insured institution that fails to satisfy the capital standards. Under such regulations, a “well-capitalized” bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. As of December 31, 2010, the Bank was “well-capitalized” as defined by the regulations.

Consent Order. On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SC Banking Board”). The Consent Order is based on the findings of the FDIC during their on-site examination of the Bank as of June 30, 2010. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight. Specifically, under the terms of the Consent Order, the Bank is required to (i) develop, implement and adhere to a written program to reduce the high level of credit risk; (ii) update and implement written policies and procedures addressing loan policy, allowance for loan losses and other real estate owned; (iii) continue to improve its liquidity position and maintain adequate sources of funding; (iv) obtain prior written determination of no supervisory objection from the FDIC before accepting, renewing or rolling over brokered deposits; (v) update and adhere to a strategic plan designed to improve the condition of the Bank; (vi) develop and submit a capital plan to achieve and maintain certain capital requirements; and (vii) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the Consent Order are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank must achieve and maintain a Tier 1 capital to average (leverage) ratio assets of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted. The Consent Order is discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments-Consent Order.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things:

•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees; and

•	specific provisions designed to improve supervision and safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systematic risk oversight within the financial system that will be enforced by new and existing federal agencies, including the Financial Stability Oversight Counsel (“FSOC”), the FRB, the Office of Comptroller of the Currency, the FDIC, and the Consumer Financial Protection Bureau (“CFPB”). The following description briefly summarizes aspects of the Dodd-Frank Act that could impact the Company, both currently and prospectively.

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020.

Interest on Demand Deposits. The Dodd-Frank Act also provides that, effective one year after the date of its enactment, depository institutions may pay interest on demand deposits. Although we have not determined the ultimate impact of this aspect of the legislation, we expect interest costs associated with demand deposits to increase.

Trust Preferred Securities. The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier 1 capital and otherwise improve our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital may limit our ability to raise capital in the future.

The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (“CFPB”) within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the CFPB will promulgate and state attorney generals will have the authority to enforce consumer protection rules the CFPB adopts against state-chartered institutions and national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and could limit our ability to expand into certain products and services.

Debit Card Interchange Fees. The Dodd-Frank Act gives the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structure implemented by larger financial institutions in order to remain competitive. Such lower fees could impact the revenue we earn from debit interchange fees.

Increased Capital Standards and Enhanced Supervision. The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions,” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Transactions with Insiders. The Dodd-Frank Act expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending and borrowing transactions. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an institution, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the institution’s board of directors.

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions. It also will eventually prohibit state-chartered banks from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act:

•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;

•	enhances independence requirements for compensation committee members;

•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and

•

provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and require such companies to include such nominees in its proxy materials.

Many of the requirements of the Dodd-Frank Act will be subject to implementation over the course of several years. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Automated Overdraft Payment Regulation. The Federal Reserve and FDIC have recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions, including the Company, from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices. We have completed implementation of the changes as required by the Regulation E amendments, which resulted in a reduction of overdraft fees that we were able to collect during the second half of 2010.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including the Company, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs. We have already begun to implement many of the changes required by the FDIC guidance, and we are working to implement the remaining changes in advance of the July 1, 2011 effective date.

We can not predict what other legislation might be enacted or what other regulations or assessments might be adopted.

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

Item 1A. Risk Factors

If we fail to comply with regulatory orders effectively, it could adversely affect our financial condition and results of operations.

We intend to promptly address the issues raised by our regulators in connection with the Consent Order. Our prospects must be considered in light of the risks, expenses and difficulties of promptly addressing these issues. In order to appropriately address the issues identified in the Consent Order, we must, among other things:

•	improve our credit quality;

•	return to sustained profitability;

•	build our customer base focusing on profitable customer relationships;

•	attract sufficient core deposits to reduce our reliance on brokered deposits and borrowed funds to fund our loan growth;

•	attract and retain qualified bank management; and

•	build sufficient regulatory capital.

Our ability to achieve these goals will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues. Failure to comply with the requirements of the Consent Order— particularly capital requirements— could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations. Further, the ability to operate as a going concern could be negatively impacted.

Our bank may become subject to federal conservatorship or receivership if it cannot comply with the Consent Order or its condition continues to deteriorate.

The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements. The condition of our loan portfolio may continue to deteriorate in the current economic environment and continue to deplete our capital and other financial resources. If we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer continued deterioration in our financial condition, we may be subject to being placed in federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. If this were to occur, the Company would probably suffer a complete loss of the value of its ownership in the Bank and we may subsequently be exposed to significant claims by the FDIC. Federal conservatorship or receivership would also result in the complete loss of your investment as a shareholder.

Given the current depressed market value of our common stock, if we were required to raise additional capital, it could have a severe dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2010, we had 7,513,308 shares of additional authorized common stock available for issuance, and 189,507 of additional authorized preferred shares available for issuance. We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. We, as well as our banking regulators, continue to regularly perform a variety of capital analyses on the Company and the Bank, in particular taking into account our regulatory capital ratios, financial condition and other relevant factors. If it becomes appropriate in order to maintain or increase our capital levels, we may feel compelled to issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock. Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could substantially dilute the holdings of existing common shareholders. The market price of our common stock could also decline as a result of sales or anticipation of such sales.

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

Continued adverse market or economic conditions in the state of South Carolina may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2010, approximately 79.6% of our loans held for investment were secured by real estate. Of this amount, 18.7% were commercial construction and land development loans, 28.3% were residential loans, 19.8% were owner occupied commercial real estate loans and 33.2% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2009 and 2010 which negatively impacted our results of operations. A sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

The Company engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was approximately 14.9% at December 31, 2010 compared to 24.57% of total loans at December 31, 2009. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2010, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

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

If we continue to experience losses at levels that we experienced during 2009 and 2010 we may need to raise additional capital in the future. We may also need to raise capital to support our growth. However, that capital may not be available when it is needed.

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

The Company, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

We currently depend heavily on the services of our key management personnel. These key officers have important client relationships or are otherwise instrumental to our operations. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market. We may not be successful in attracting or retaining the personnel we require.

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

The passage of the Dodd-Frank Act may result in lower revenues and higher costs.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rule making, and the discretion of regulatory bodies, such as the Financial Stability Oversight Council, which will regulate the systemic risk of the financial system. While we do not currently expect the final requirements of the Dodd-Frank Act to have a material adverse impact on the Company, we do expect them to negatively impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, and impose more stringent capital, liquidity and leverage requirements upon the Company. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

The provisions of the Dodd-Frank Act restricting bank interchange fees, and any rules promulgated thereunder, may negatively impact our revenues and earnings.

Under the Dodd-Frank Act, the Federal Reserve must adopt rules regarding the interchange fees that may be charged with respect to electronic debit transactions in 2011. The limits to be placed on debit interchange fees may significantly reduce our debit card interchange revenues. Interchange fees, or “swipe” fees, are charges that merchants pay to us and other credit card companies and card-issuing banks for processing electronic payment transactions. The Dodd-Frank Act provides the Federal Reserve with authority over interchange fees received or charged by a card issuer, and requires that fees must be “reasonable and proportional” to the costs of processing such transactions. While we are not directly subject to these rules for so long as our assets do not exceed $10 billion, our activities as a debit card issuer may nevertheless be indirectly impacted by changes in the applicable debit card market caused by these regulations, which may require us to match any new lower fee structures implemented by larger financial institutions in order to remain competitive. Such lower fees could impact the revenue we earn from debit interchange fees.

Recently enacted consumer protection regulations related to automated overdraft payment programs could adversely affect our business operations, net income and profitability.

The Federal Reserve and FDIC recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. We have implemented, and are in the process of further implementing, changes to our business practices relating to overdraft payment programs in order to comply with these regulations.

Implementing the changes required by these regulations will decrease the amount of fees we receive for automated overdraft payment services and adversely impact our noninterest income. Complying with these regulations has resulted in increased operational costs, which may continue to rise. The actual impact of these regulations in future periods could vary due to a variety of factors, including changes in customer behavior, economic conditions and other factors, which could adversely affect our business operations and profitability.

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

Our directors and executive officers, as a group, beneficially owned approximately 21.36% of our outstanding common stock as of March 17, 2011. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

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

The Company’s ability to pay dividends on its common stock is limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to January 30, 2012, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009- WP Preferred Stock or the Treasury has transferred the Series 2009-SP Preferred Stock and Series 2009-WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock, it cannot pay dividends on its common stock.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on its preferred stock, beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as previously disclosed, the Company is under a Memorandum of Understanding with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

The Series 2009-SP and Series 2009-WP preferred stock that we have issued to the U.S. Treasury is senior to our shares of common stock, and holders of the Series 2009-SP and Series 2009-WP preferred stock have certain rights and preferences that are senior to holders of our common stock. So long as any shares of the Series 2009-SP and Series 2009-WP preferred stock remain outstanding, unless all accrued and unpaid dividends on shares of the Series 2009-SP and Series 2009-WP preferred stock for all prior dividend periods have been paid or are contemporaneously declared and paid in full, no dividend whatsoever shall be paid or declared on our common stock, other than a dividend payable solely in common stock. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on its preferred stock, beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

As of December 31, 2010 the Bank had four banking facilities. The corporate headquarters and main office is located on a two-acre tract of land at the corner of West Poinsett Street and Pennsylvania Avenue, in the city limits of Greer. The address is 1111 West Poinsett Street, Greer, South Carolina 29650. The building contains approximately 15,500 square feet. On the first floor in the present facility, there are four teller stations, two customer service offices, twelve additional private offices, and three drive-in teller windows. The vault contains 555 safe deposit boxes. The second floor consists of twelve private offices, the Board of Directors’ room, a storage vault, a training facility and a large work area which houses eight modular work stations. A large basement, previously used as storage for supplies and other items, was renovated in 2005 and now contains four private offices, ten modular work stations and a fire resistant storage area. There are 101 parking spaces on the premises.

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

In February 2006, the Company purchased 4.1 acres of land on Pennsylvania Avenue in Greer, South Carolina near the Company’s headquarters on which to build an operations center. The land was sold on March 16, 2010 for $590,000 resulting in an immaterial loss and will help meet the Company’s short term liquidity needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information and Dividend History

The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board (symbol: GRBS). As of March 16, 2011 there were 1,141 record holders of our common stock, $5.00 par value per share.

The following table sets forth the high and low “bid” prices per share of the common stock for each quarterly period during the past two fiscal years, as reported on NASDAQ.com. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010		2009
Quarter	High	Low	High	Low
First	$5.00	$4.50	$11.99	$5.50
Second	$8.50	$4.50	$10.00	$6.75
Third	$6.00	$1.55	$8.50	$6.05
Fourth	$3.50	$2.05	$7.90	$4.00

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. Due to the uncertain nature of the current economic environment, no cash dividends were declared on common stock in 2010 in order to prudently preserve capital levels. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of Greer Bancshares Incorporated, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock also prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company is under a Memorandum of Understanding with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

The Equity Plan Compensation information required by Item 201(d) of Regulation S-K is incorporated by reference to Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth certain selected financial data concerning Greer Bancshares Incorporated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements.

December 31,	2010	2009	2008	2007	2006
(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest and fee income	$20,043	$21,880	$23,924	$24,836	$22,216
Interest expense	8,622	10,546	12,790	12,741	10,592

Net interest income	11,421	11,334	11,134	12,095	11,624
Provision for loan losses	6,675	5,185	4,230	1,811	597

Net interest income after provision for loan losses	4,746	6,149	6,904	10,284	11,027
Noninterest income (loss)	5,073	3,227	(5,322)	2,499	2,340
Noninterest expense	12,797	10,523	10,443	9,229	8,922
Income tax expense (benefit)	4,318	(636)	(3,421)	948	1,292

Net income (loss)	$(7,296)	$(511)	$(5,440)	$2,606	$3,153

Dividends and accretion on preferred stock	642	581	—	—	—
Net income (loss) available to common shareholders	$(7,938)	$(1,092)	$(5,440)	$2,606	$3,153

PER COMMON SHARE DATA
Earnings (Loss):
Basic	$(3.19)	$(.44)	$(2.19)	$1.05	$1.28
Diluted	(3.19)	(.44)	(2.19)	1.04	1.25
Cash dividends declared per common share	—	—	0.51	0.51	0.85
Book value	3.27	7.21	6.93	9.85	9.12
Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,485,096	2,479,051	2,462,688
Diluted	2,486,692	2,486,692	2,485,096	2,509,270	2,517,549

SELECTED ACTUAL YEAR END BALANCES
Total assets	$456,767	$476,791	$437,037	$389,705	$359,662
Loans	270,001	307,393	311,414	263,011	245,858
Allowance for loan losses	7,495	6,315	5,127	2,233	1,801
Available for sale securities	132,813	124,984	79,874	79,565	60,185
Held to maturity securities	—	—	15,977	19,586	23,581
Deposits	321,385	298,646	282,125	244,593	240,288
Borrowings	102,500	135,493	122,000	105,104	80,685
Subordinated debt	11,341	11,341	11,341	11,341	11,341
Stockholders’ equity	18,261	27,953	17,826	24,436	22,542

SELECTED AVERAGE BALANCES
Assets	$447,640	$465,532	$417,491	$359,683	$330,984
Deposits	311,656	291,892	266,231	239,327	227,269
Stockholders’ equity	26,178	26,992	21,526	23,419	21,153

FINANCIAL RATIOS
Return on average assets	(1.77)%	(.23)%	(1.30)%	.72%	.95%
Return on average equity	(30.32)%	(4.05)%	(25.27)%	11.13%	14.90%
Average equity to average assets	5.85%	5.80%	5.16%	6.51%	6.40%
Dividend payout ratio	N.M.	N.M.	N.M.	48.57%	66.41%

N.M. – Not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company’s Business

Greer State Bank (the “Bank”) was organized under a state banking charter in August 1988, and commenced operations on January 3, 1989. Greer Bancshares Incorporated is a South Carolina corporation formed in July 2001, primarily to hold all of the capital stock of Greer State Bank. Greer Bancshares Incorporated and the Bank, its wholly-owned subsidiary, are herein referred to as the “Company.” In October 2004 and December 2006, Greer Capital Trust I and Greer Capital Trust II (the “Trusts”) were formed, respectively. The Trusts were formed as part of the process of the issuance of trust preferred securities. The Bank engages in commercial and retail banking, emphasizing the needs of small to medium businesses, professional concerns and individuals, primarily in Greer and surrounding areas in the upstate of South Carolina. The Company currently engages in no business other than owning and managing the Bank. Greer Financial Services, a division of the Bank, provides financial management services and non-deposit product sales.

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

Income Taxes and Deferred Tax Asset

Income Taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. There are two accruals for income taxes: 1) The income tax receivable represents the estimated amount currently due from the federal government and is reported as a component of “other assets” in the consolidated balance sheet; 2) the deferred federal income tax asset or liability represents the estimated tax impact of temporary differences between how assets and liabilities are recognized under GAAP, and how such assets and liabilities are recognized under the federal tax code.

The effective tax rate is based in part on interpretation of the relevant current tax laws. Appropriate tax treatment is reviewed of all transactions taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax opinions, recent tax audits and historical experience.

Deferred Tax Asset – At December 31, 2010, the net federal deferred tax asset totaled $456,589 after a valuation allowance of $5,810,730. The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In deciding whether a valuation allowance was required, management considered recent pretax losses as significant negative evidence over its ability to realize its net deferred tax assets.

Allowance for Loan Losses

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

The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision.

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

Other Real Estate Owned

The Company states other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

Recent Developments

Consent Order

Effective March 1, 2011, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions (the “Commissioner”). The Consent Order replaces the previously disclosed Memorandum of Understanding effective September 8, 2010 with the FDIC and the Commissioner.

The Consent Order is based on findings of the FDIC and the Commissioner during their joint examination in August 2010 (the “Examination”). Since the completion of the Examination, the Board of Directors has aggressively taken an active role in working to address the findings contained in the Examination and to improve the condition of the Bank. The Board and management proactively took steps to comply with the requirements of the Consent Order prior to its effectiveness, including the formation of a special Compliance Committee of nonemployee directors to assist the Board in overseeing compliance efforts. The initiatives put in place by the Board and management are expected to achieve compliance with the majority of the requirements contained in the Consent Order.

The Consent Order requires the Bank to undertake a number of actions:

•	The Board must enhance its supervision of the Bank’s activities, and oversee the efforts of the Bank’s management in complying with the Consent Order.

•	The Bank must develop and approve a written analysis and independent assessment of the Bank’s management and staffing needs in order to assure that the Bank has and will retain qualified management.

•

The Bank must notify the FDIC and the Commissioner (collectively, the “Regulators”) of the resignation or termination of any of the Bank’s directors or senior executive officers and notify the Regulators and receive their approval prior to appointing any new such officer.

•	Within 150 days, the Bank must achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital at least equal to 10% of total risk-weighted assets.

•

The Bank must submit to the Regulators a written capital plan detailing the steps it will take to achieve the capital requirements. Such capital plan must include a contingency plan to sell or merge the Bank in the event it fails to meet the capital requirements.

•	The Bank must adopt and implement a written plan addressing liquidity, contingency funding and asset liability management.

•	The Bank must charge off certain classified assets identified in the Examination.

•

The Bank must formulate a written plan to reduce the Bank’s risk exposure in relationships with certain classified assets in excess of $500,000. Such plan must progressively effect the reduction of such classified assets over 180, 360, 540 and 720 days.

•	The Bank must generally refrain from extending additional credit to troubled borrowers.

•	The Bank must prepare a written strategic plan.

•	The Bank must revise and fully implement its written lending and collection policies.

•	The Bank must perform a risk segmentation analysis, and the Board must develop a plan to reduce any segment of the loan portfolio which the Regulators deem to be an undue concentration of credit.

•	The Board must review the adequacy of the Banks’ allowance for loan losses and establish a comprehensive policy for determining its adequacy.

•	The Bank must formulate and implement a written plan to improve and sustain Bank earnings, and annually revise such plan.

•	The Bank must develop and implement a written policy for managing interest rate risk, in compliance with regulatory requirements.

•	The Bank must correct all violations of regulations described in the Examination.

•

While the Consent Order is in effect, the Bank may not declare or pay dividends or bonuses without the prior written approval of the Regulators, nor make any distributions of interest, principal or other sums on subordinated debentures.

•

While the Order is in effect, the Bank generally may not accept, renew or roll over any brokered deposits. The Bank must submit to the Regulators a written plan for eliminating its reliance on brokered deposits.

•	While the Order is in effect, the Bank must limit asset growth to no more than 5% per calendar year.

•	The Bank must provide quarterly progress reports to the Regulators.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are generally subject to approval by the Regulators before implementation.

The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner. The Board and management are striving to cause the Bank to comply with the Consent Order. However, meeting some requirements may be difficult, and there can be no assurance that the Bank will be able to comply fully with all of the Consent Order’s provisions. Failure to meet these requirements could result in additional regulatory action, which could lead to the Bank being taken into receivership by the FDIC.

A copy of the Stipulation and the Consent Order are attached collectively as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 7, 2011. The brief description of the material terms of the Stipulation and the Consent Order set forth above does not purport to be complete and is qualified by reference to the full text of the Stipulation and the Consent Order.

Deferral of Preferred Dividends and Trust Preferred Interest

On January 3, 2011, the Company gave notice of its election pursuant to the terms of its two issues of trust preferred securities, to defer payments of interest on such securities beginning in January 2011. The outstanding trust preferred securities total approximately $11.3 million, and the January 2011 quarterly interest payments total approximately $66,000. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition to deferring payments of interest, the Company is generally prohibited from paying any dividends on its capital stock until deferred interest has been paid. Accordingly, so long as trust preferred interest is deferred, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock issued to the U.S. Treasury Department as part of the Troubled Assets Relief Program (the “TARP Preferred”).

On January 6, 2011, the Company also gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the TARP Preferred. The next quarterly dividend of the TARP Preferred was due on February 15, 2011 in the amount of $136,162. Dividends under the TARP Preferred cumulate and compound when not paid. The TARP Preferred totals approximately $10 million. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. Also, the terms of the TARP Preferred prohibit the Company from paying any dividends on its common stock while payments on the TARP Preferred are in arrears.

The decision to elect deferral of interest payments under the Company’s trust preferred securities and to suspend dividend payments on the TARP Preferred was made in consultation with the Federal Reserve Bank of Richmond.

Results of Operations

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of Greer Bancshares Incorporated and its wholly-owned subsidiary, Greer State Bank. The commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

The following discussion describes our results of operations for 2010 as compared to 2009 and 2009 compared to 2008. The Company’s financial condition as of December 31, 2010 as compared to December 31, 2009 is also analyzed. Like most community banks, the Bank derives most of its income from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, on which interest is paid on approximately 89 percent of the accounts. The Bank also utilizes Federal Home Loan Bank advances, the Federal Reserve discount window, federal funds purchased and repurchase agreements for funding loans and investments. One of the key measures of success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and other borrowings. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

A number of tables have been included to assist in the description of these measures. For example, the “Average Balances” table shows the average balances during 2010, 2009 and 2008 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category. A review of this table shows that loans typically provide higher interest yields than do other types of interest earning assets, resulting in management’s intent to channel a substantial percentage of funding sources into the loan portfolio. Similarly, the “Analysis of Changes in Net Interest Income” table demonstrates the impact of changing interest rates and the changing volume of assets and liabilities during the years shown. Finally, a number of tables have been included that provide detail about the Company’s investment securities, loans, deposits and other borrowings.

There are risks inherent in all loans. Therefore, an allowance for loan losses is maintained to absorb inherent probable losses on existing loans that may become uncollectible. The allowance is established and maintained by charging a provision for loan losses against operating earnings. A detailed discussion of this process is included, as well as tables, describing the allowance for loan losses.

In addition to earning interest on loans and investments, income is earned through fees and other charges collected for services provided to customers. Various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The following discussion and analysis also identifies significant factors that have affected the financial position and operating results during the periods included in the accompanying financial statements. Therefore, this discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this report.

Year ended December 31, 2010 compared with year ended December 31, 2009

The Company recorded a net loss attributable to common shareholders of $7,937,502 for the year ended December 31, 2010, compared to a net loss attributable to common shareholders of $1,091,952 for the year ended December 31, 2009. The loss per diluted common share for the year ended December 31, 2010 was $3.19, compared to loss per diluted common share of $.44 for the year ended December 31, 2009. The net loss in 2010 is due primarily to the loan loss provision, real estate owned expenses, FDIC deposit insurance assessments and a valuation allowance recorded on the deferred tax asset, partially offset by gain on sale of investment securities. Net interest income increased slightly to $11,420,731 for the year ended December 31, 2010. Noninterest income increased $1,381,584, or 37.4%, in 2010 compared to 2009 before the impairment charges of $464,179 primarily as a result of the aforementioned gain on sale of investments of $2,208,606. Noninterest expenses increased $2,273,699, or 21.6%, in 2010 compared to 2009 primarily as the result of an increase in OREO and foreclosure expenses partially offset by the results of budget reductions in all other noninterest expenses categories. In addition, there was a special assessment of FDIC insurance premiums in 2009 that did not recur in 2010.

Year ended December 31, 2009 compared with year ended December 31, 2008

The Company recorded a net loss attributable to common shareholders of $1,091,952 for the year ended December 31, 2009, compared to a net loss attributable to common shareholders of $5,440,104 for the year ended December 31, 2008. The loss per diluted common share for the year ended December 31, 2009 was $.44, compared to loss per diluted common share of $2.19 for the year ended December 31, 2008. The net loss in 2009 is due primarily to the increases in the loan loss provision, real estate owned expenses and FDIC deposit insurance assessments partially offset by gain on sale of investment securities and non-interest expense reductions. Net interest income increased slightly to $11,334,585 for the year ended December 31, 2009. Noninterest income increased $646,700, or 21.2%, in 2009 compared to 2008 before the impairment charges of $464,719 and $8,366,630 primarily as a result of the aforementioned gain on sale of investments of $1,093,840. See Note 2 in the accompanying consolidated financial statements for more details on the securities transactions. Noninterest expenses increased slightly in 2009 compared to 2008 primarily as the result of increased FDIC insurance premiums and an increase in OREO and foreclosure expenses partially offset by the results of budget reductions in almost all other noninterest expenses categories.

Net Interest Income

Net interest income, the difference between interest earned and interest paid, is the largest component of the Company’s earnings. Therefore, changes in that area have a significant impact on net income. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements determine changes in net interest income. Interest rate spread and net interest margin are two significant elements in analyzing net interest income. Interest rate spread is the difference between the yield on average earning assets and the rate on average interest bearing liabilities. Net interest margin is calculated as net interest income divided by average earning assets.

Net interest income increased slightly to $11,420,731 for the year ended December 31, 2010 primarily as the result of increases in the interest rate spread and the net interest margin. The Bank’s average earning assets decreased by approximately $16.8 million, or 3.8%, during 2010. Interest income on earning assets decreased by $1,836,876, or 8.4%. Interest income was also negatively impacted by foregone interest on nonaccrual loans. As the result of an increase in nonaccrual loans in 2010, interest income was negatively impacted by approximately $753,000 in foregone interest income in 2010 compared to approximately $253,000 in foregone interest income in 2009. While average interest bearing liabilities decreased slightly, interest expense declined by $1,923,022, or 18.2% compared to 2009. The yield on average interest earning assets declined by 22 basis points in 2010. However, the yield paid on interest bearing liabilities decreased by 45 basis points. The decline in interest expense, while slightly offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2010.

Net interest income increased slightly to $11,334,585 for the year ended December 31, 2009 because of the decline in the average rate paid on interest earning assets. While the Bank’s average earning assets increased by approximately $43.2 million, or 10.9%, during 2009, interest income on earning assets decreased by $2,043,725, or 8.5%, compared to 2008. Average interest bearing liabilities increased 11.9%; however, interest expense declined by $2,244,224, or 17.5% compared to 2008. The yield on average interest earning assets declined by 107 basis points in 2009, and the average rate paid on interest bearing liabilities decreased by 93 basis points. The decline in interest income and interest expense resulted in a lower net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2009.

The following table sets forth for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses and Rates

Year Ended December 31,	2010			2009			2008
(Dollars in Thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest Earning Assets:
Taxable Investments	$101,237	$3,026	2.99%	$104,672	$4,229	4.04%	$86,048	$4,461	5.18%

Non-Taxable Investments	25,507	1,630	6.39%	22,438	1,492	6.65%	21,297	1,423	6.68%
Int. Bearing Deposits in other banks	7,134	12	.17%	859	12	1.40%	465	14	3.01%
Federal Funds Sold	5,455	30	.55%	1,170	4	.34%	1,459	38	2.60%
Loans (2)	282,136	15,923	5.64%	309,162	16,668	5.39%	285,818	18,490	6.47%

Total Interest Earning Assets	421,469	20,621	4.89%	438,301	22,405	5.11%	395,087	24,426	6.18%

Other noninterest-earning assets	26,171			27,231			22,404

Total Assets	$447,640			$465,532			$417,491

Liabilities and Stockholder’s Equity
Interest Bearing Liabilities:
NOW Accounts	$45,991	97	0.21%	$41,703	104	0.25%	$38,075	181	0.48%
Money Market and Savings	58,702	1,166	1.99%	43,384	880	2.03%	43,756	1,185	2.71%
Time Deposits	175,740	3,527	2.01%	177,604	4,887	2.75%	155,220	6,356	4.09%
Federal Funds Purchased	1,977	1	.05%	11,901	38	.32%	2,987	83	2.78%
Repurchase Agreements	15,000	548	3.65%	15,000	548	3.65%	15,000	549	3.66%
FHLB Borrowings	92,278	3,020	3.27%	104,737	3,762	3.59%	96,066	3,836	3.99%
Other Long Term Debt	11,341	264	2.33%	11,341	327	2.88%	11,341	600	5.29%

Total Interest Bearing Liabilities	401,029	8,623	2.15%	405,670	10,546	2.60%	362,445	12,790	3.53%

Noninterest-Bearing Liabilities:
Demand Deposits	31,223			29,193			29,180
Other Liabilities	1,925			3,677			4,348

Total Noninterest-Bearing Liabilities	33,148			32,870			33,528

Total Liabilities	434,177			438,540			395,973

Stockholders’ Equity	26,178			26,992			21,526

Total Liabilities and Stockholders’ Equity	$460,355			$465,532			$417,491

Net Interest Spread			2.74%			2.51%			2.65%
Net Interest Income		$11,998			$11,859			$11,636

Net Interest Yield			2.85%			2.71%			2.95%

(1)	All yields/rates are computed on a tax equivalent basis at a federal tax rate of 34%.
(2)	Average loan balances include nonaccrual loans. All loans and deposits are domestic.

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the changes in applicable rates have had on changes in net interest income during the periods indicated. The net changes in net interest income in this table expand the differences in net interest income in the previous table, “Average Balances, Income, Expenses and Rates.”

Analysis of Changes in Net Interest Income

Year Ended December 31,	2010 Compared with 2009			2009 Compared with 2008
	Variance Due to			Variance Due to
(Dollars in Thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Taxable Investments	$(139)	$(1,065)	$(1,204)	$966	$(1,198)	$(232)
Non-Taxable Investments	132	(47)	85	49	(3)	46
Interest-Bearing Deposits in other banks	88	(88)	—	11	(13)	(2)
Federal Funds Sold	15	11	26	(8)	(26)	(34)

Loans	(1,457)	713	(744)	1,510	(3,332)	(1,822)

Total	(1,361)	(476)	(1,837)	2,528	(4,572)	(2,044)

Interest Expense:
NOW Accounts	11	(18)	(7)	17	(94)	(77)
Money Market and Savings	311	(25)	286	(10)	(295)	(305)

Time Deposits	(51)	(1,309)	(1,360)	917	(2,386)	(1,469)

Federal Funds Purchased	(32)	(5)	(37)	248	(293)	(45)
Repurchase Agreements	—	—	—	—	(1)	(1)
FHLB Borrowings	(448)	(294)	(742)	346	(420)	(74)
Other Long Term Debt	—	(63)	(63)	—	(273)	(273)

Total	(209)	(1,714)	(1,923)	1,518	(3,762)	(2,244)

Net Interest Income	$(1,152)	$1,238	$86	$1,010	$(810)	$200

The rate/volume variances (change in volume times change in rate) have been allocated to the change attributable to rate.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company was asset sensitive in the up to three months gap analysis and slightly liability sensitive from three to twelve months as of December 31, 2010. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The table included above shows the changes in interest income and expense during 2010 and 2009, and allocates the appropriate amount of income or expense to changes in rate or changes in volume. In 2010 interest income decreased by approximately $1,837,000 and interest expense decreased by approximately $1,923,000, resulting in a slight increase of approximately $86,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The increase in net interest income is largely attributable to decreases in market interest rates as term interest bearing deposits reprice.

In 2009 interest income decreased by approximately $2,044,000 and interest expense decreased by approximately $2,244,000, resulting in a slight increase of approximately $200,000 in net interest income. The decline in interest income was primarily the result of the decline in the prime lending rate in 2008, which affected approximately $165 million of loans indexed to prime. The increase in net interest income is largely attributable to decreases in market interest rates as term interest bearing deposits reprice. The increase was partially offset by increased volume in interest bearing deposits.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made as needed to maintain the allowance at an appropriate level based on management’s analysis of the inherent probable losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, the amount of loan losses actually charged against the reserve during the period and current economic conditions. During 2010, the Bank provided $6,674,533 for loan losses, raising the balance of the allowance for loan losses to $7,495,405 at December 31, 2010 after considering net charge-offs of $5,494,406. The reserve for loan losses was approximately 2.78% and 2.05% of total loans for the years ended December 31, 2010 and 2009, respectively. Non-performing loans (i.e., loans ninety days or more past due and loans on non-accrual status) as a percentage of average assets increased from 1.23% to 4.18% from December 31, 2009 to December 31, 2010. Management continues to carefully analyze the loan portfolio to ensure the timely identification of problem loans and believes the current reserve level is adequate as indicated by the Bank’s loan loss reserve model at December 31, 2010.

Potential problem loans, which are not included in non-performing loans, amounted to approximately $27,562,000, or 10.2% of total loans outstanding at December 31, 2010. This is an increase of $8,062,000, or 41,3%, from potential problems loans totaling $19,500,000 at December 31, 2009. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Eleven residential construction and land development loan relationships totaling approximately $9,760,000 were included in potential problem loans at December 31, 2010. While these loans are currently performing under the contract terms, the construction or development projects are not performing as originally projected, due to a decline in the sale of lots. These loans have current appraisals indicating the collateral values exceed the loan balances.

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

Based on present information and ongoing evaluation, management considers the allowance for loan losses to be adequate to meet presently known and inherent risks in the loan portfolio. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events that it believes to be reasonable, but which may or may not prove to be accurate. Actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the allowance for loan losses will not be required. The Company does not allocate the allowance for loan losses to specific categories of loans but evaluates the adequacy on an overall portfolio basis utilizing a risk grading system.

Noninterest Income

Noninterest income increased $1,381,584, or 37.4%, in 2010 compared to 2009 before the impairment charges in investment securities and restricted stock of $464,719. The increase was primarily due to a gain on sale of investment securities of $2,208,606 in 2010. In addition, other noninterest income increased $336,646, or 19.5%, for the year ended December 31, 2010 mainly as the result of death benefits received related to the July 2010 death of one of the directors. Visa debit and credit card fee income increased approximately $132,000 from 2009 to 2010 due to increased volume. This increase was partially offset by decreases of approximately $61,000 and $33,000 in secondary marketing income and income from the financial services division, respectively.

Noninterest income increased $646,700, or 21.2%, in 2009 compared to 2008 before the impairment charges in investment securities and restricted stock of $464,719 and $8,366,630, respectively. See Note 2 in the accompanying consolidated financial statements for more details regarding the impairment charges. The increase was primarily due to a gain on sale of investment securities of $1,093,840 in 2009. In addition, other noninterest income decreased $258,553, or 13%, for the year ended December 31, 2009 mainly as the result of a $152,878 gain on the sale of an interest rate floor in 2008 and decreased fees of $238,386 from the Bank’s financial services division. These declines were partially offset by increased earnings on Bank owned life insurance of $38,335, increased service charges and customer service fees relating to Visa debit and credit cards of $37,289 and increases in mortgage banking fees of $67,454 in 2009.

Noninterest Expenses

Noninterest expenses increased $2,273,699, or 21.6%, in 2010 compared to 2009 primarily as the result of an increase in OREO and foreclosure expenses partially offset by the results of budget reductions in all other noninterest expenses categories. In addition, there was a special assessment of FDIC insurance premiums of $212,000 in 2009 that did not recur in 2010. Other real estate owned expenses and foreclosure expenses increased $2,741,033, or 332.7%, in 2010 compared to 2009 due to increases in Bank owned real estate, net realizable valuation adjustments needed as updated appraisals were received during the holding period, payment of property taxes and repairs needed to maintain the real estate in sellable condition. As we work to manage our levels of foreclosed assets, it is likely that we will continue to see elevated levels of related expenses for managing the properties. In addition, to the extent that updated appraisals reflect reductions of values of the property, we will be required to record additional charges to our earnings. Updated appraisals are generally required every nine to twelve months. Directors fees declined $98,114, or 51.2%, in 2010 compared to 2009 as the result of a Board effort to further reduce expenses.

Noninterest expenses increased slightly in 2009 compared to 2008 due to an increase in FDIC deposit insurance assessments and an increase in expenses relating to foreclosed properties. Without these increases, noninterest expenses declined by approximately $1,207,000 as a result of management’s efforts to reduce overhead expenses. FDIC deposit insurance assessments increased $614,351, or 260.8%, in 2009 compared to 2008 due to efforts by the Federal government to replenish the FDIC insurance fund after increased bank failures across the nation. The FDIC increased assessment rates in 2009 and imposed a special assessment equating to $212,000 for the Bank in 2009 to further boost the FDIC’s deposit insurance reserve. Other real estate owned expenses and foreclosure expenses increased $673,387, or 447.2%, in 2009 compared to 2008 due to increases in Bank owned real estate, net realizable valuation adjustments needed as updated appraisals were received during the holding period, payment of property taxes and repairs needed to maintain the real estate in sellable condition. In January 2009, management identified certain expenses that could be reduced in an effort to operate more efficiently in the adverse economic environment being experienced. As a result of management’s actions, salaries and employees benefits expense declined 6.8% due to the elimination of seven staff positions. In addition, the loan production office was closed in September 2009, which is reflected in the 10.1% decline in occupancy and equipment expense, postage and supplies expense decreased 17.2%, marketing expenses were cut drastically as seen in the 71.4% decline from 2008 to 2009 and directors fees were reduced 23.4%. Professional fees declined 11.7% in 2009 compared to 2008 as a result of regulatory postponement of Sarbanes-Oxley internal control testing.

Income Taxes

The Company recorded income tax expense in the amount of $4,317,748 for the year ended December 31, 2010, compared to income tax benefit for the year ended December 31, 2009 of $636,159. The increase in the income tax expense is solely the result of a valuation allowance on temporary tax differences and net operating loss carryforwards.

The Company recorded an income tax benefit in the amount of $636,159 for the year ended December 31, 2009, compared to income tax benefit for the year ended December 31, 2008 of $3,420,808. The effective tax rate for the benefit recorded in 2009 was 55.4% compared to 38.6% for 2008. The increase in the effective tax rate for the benefit recorded is attributable to having lower loss before income taxes in 2009, which resulted in nontaxable income having a greater impact on the income tax provision. Also impacting the effective tax rate in 2009 was the impact of impairment charges of approximately $311,000 on certain securities which required a valuation allowance of $106,000.

At December 31, 2010, the Company had net deferred tax assets of $456,589. The net deferred tax asset was approximately $6,267,000 at December 31, 2010 prior to the valuation allowance. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of December 31, 2010, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and recorded a valuation allowance on all temporary differences other than those related to unrealized gains or losses within the investment securities portfolio.

Capital Resources

Total capital of the Company decreased $9,691,319 from December 31, 2009 compared to December 31, 2010 primarily as a result of the net loss attributable to common shareholders of $7,937,502. In addition, accumulated other comprehensive loss decreased by $1,942,192 and the Company declared cash dividends on preferred stock totaling $544,649 in 2010.

Total capital of the Company increased $10,126,616 from December 31, 2008 compared to December 31, 2009. In January 2009, the Company issued $9,993,000 in preferred stock to the U.S. Department of the Treasury (see Note 19 in the accompanying consolidated financial statements for more details). In addition, accumulated other comprehensive income increased by $1,062,352 which partially offset a net loss attributable to common shareholders of $1,091,952. The Company declared cash dividends on preferred stock totaling $500,776 in 2009.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of equity minus unrealized gains plus unrealized losses on securities available for sale and less any disallowed portion of deferred tax assets. In addition to Tier 1 capital requirements, Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements for banks that are not under prompt correction action are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement. All others are subject to maintaining ratios 100 to 200 basis points above the minimum.

As discussed above under “Recent Developments,” on March 1, 2011, the Bank entered into the Consent Order with its primary Federal regulator, the FDIC, and the S.C. Board of Financial Institutions. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity and interest rate risk. In addition, the FDIC has established minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank must achieve and maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. As disclosed under “Risk-Based Capital Ratios” below, the Bank at December 31, 2010 would have met the total risk-based capital ratio but would not have met the leverage ratio. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well capitalized.” If the Bank is unable to achieve the required capital ratios within the specific timeframes, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets. Our plan involves principal paydowns in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be sufficient to cause the Bank to meet the capital ratios set forth in the Consent Order prior to August 1, 2011. Success of this plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly delutive prices, sell branches or other assets or seek other strategic solutions.

In October 2004 and December 2006, the Company issued $6.186 million and $5.155 million of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, to fully and unconditionally guarantee the trust preferred securities issued by the Trusts. These long term obligations qualify as total risk based capital for the Company. In addition, all proceeds received from the issuance were invested in the Bank as additional capital.

Greer State Bank and the holding company exceeded minimum regulatory capital requirements at December 31, 2010, 2009 and 2008 as set forth in the following table. As previously mentioned, the Bank is currently classified as “adequately capitalized” by the FDIC. See Note 17 of the accompanying consolidated financial statements for minimum and well capitalized regulatory requirements.

Risk-Based Capital Ratios

(Dollars in thousands)

Bank	2010	2009	2008
Tier 1 Capital	$29,334	$35,614	$25,955

Tier 2 Capital	3,923	4,371	4,363

Total Qualifying Capital	$33,257	$39,985	$30,318

Risk-adjusted total assets	$309,480	$347,753	$347,502

(including off-balance-sheet exposures)
Tier 1 risk-based capital ratio	9.48%	10.02%	7.47%
Total risk-based capital ratio	10.75%	11.28%	8.72%
Tier 1 leverage ratio	6.45%	7.43%	6.05%

Greer Bancshares
Tier 1 risk-based capital ratio	8.6%	10.4%	7.1%
Total risk-based capital ratio	11.0%	12.2%	9.8%
Tier 1 leverage ratio	5.8%	7.7%	5.8%

The Company’s ability to pay dividends depends on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of Greer Bancshares Incorporated, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “Item 1. Business-Supervision and Regulations-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company is under a Memorandum of Understanding with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

Liquidity

The Company manages its liquidity for both the asset and liability side of the balance sheet through coordinating the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds purchased and sold and deposit levels. The Company has federal funds lines in place totaling $12 million, the ability to borrow additional funds from the Federal Reserve Discount Window of up to 75% of the Bank’s qualifying non-real estate consumer and commercial loans, the ability to borrow additional funds from the Federal Home Loan Bank of up to 30% of the Bank’s assets and also has a repurchase agreement line, currently fully drawn, with Deutsche Bank Securities, Inc., totaling $15 million. Use of the Federal Reserve, FHLB and repurchase lines is subject to the availability of acceptable collateral. As of December 31, 2010, the Company had approximately $67,231,000 in available collateral for all lines. Management has established policies and procedures governing the length of time to maturity on loans and investments and has established policies regarding the use of alternative funding sources. In the opinion of management, the deposit base and lines of credit can adequately support short-term liquidity needs. Management has a contingency liquidity plan in place in the event lines of credit are reduced and/or collateral availability diminishes.

Impact of Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers. These legally binding commitments have set expiration dates and are at predetermined interest rates. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. At December 31, 2010 and 2009, the Company’s commitments to extend credit totaled approximately $38,425,000 and $53,160,000, respectively.

Investment Portfolio

The following tables summarize the carrying value and estimated market value of investment securities and weighted-average yields of those securities at December 31, 2010. The yields are based upon amortized cost. The yield on securities of state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Portfolio Composition

(Dollars in Thousands) December 31, 2010	Due One Year or Less	One Year Through Five Years	Five Years through Ten Years	After Ten Years	Total	Estimated Market Value	Average Maturity in Years

Available-for-sale
Mortgage-backed securities	$—	$300	$521	$100,972	$101,793	$101,793	14.73

Municipal securities	—	737	9,196	20,705	30,638	30,638	10.70

Collateralized debt obligation	—	—	—	382	382	382	23.55

Total	$—	$1,037	$9,717	$122,059	$132,813	$132,813

Available-For-Sale
Weighted Average Yields:
Mortgage-backed securities	0.0%	4.3%	5.0%	2.9%	3.3%
Municipal securities	0.0%	4.6%	4.2%	3.9%	4.0%
Collateralized debt obligation	0.0%	0.0%	0.0%	0.0%	0.0%

Investment securities in an unrealized loss position as of December 31, 2010 continue to perform as scheduled. Investment securities are evaluated monthly for indicators of other-than-temporary impairment (“OTTI”). Impairment is considered to have occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred 1) if there is intent to sell the security 2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or 3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not we will be required to sell, the OTTI is separated into credit and noncredit components The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Our securities may further decline in value in future periods, which may require additional charges for other than temporary impairment of securities.

Loan Portfolio

Credit Risk Management

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and loan administration. The Company manages credit risk through a strategy of making loans within its primary marketplace and within its limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Greenville and Spartanburg counties and the surrounding areas comprising the Company’s marketplace. Additionally, since real estate is considered by the Company as the most desirable non-monetary collateral, a significant portion of loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. Management also seeks to limit total exposure to individual and affiliated borrowers. Risk specific to individual borrowers is managed through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

The Bank’s loan officers and loan administration staff are charged with monitoring the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, several credit risk identification and monitoring processes are utilized.

Lending Activities

The Company extends credit primarily to consumers and small to medium businesses in Greenville and Spartanburg counties and, to a limited extent, customers in surrounding areas.

While the Company’s corporate office is located in Greer, South Carolina, its service area is mixed in nature. The Greenville-Spartanburg area is a regional business center whose economy contains elements of manufacturing, higher education, regional health care and distribution facilities. Outside the incorporated city limits of Greer, the economy includes manufacturing, agriculture and industry. No particular category or segment of the economy previously described is expected to grow or contract disproportionately in 2010.

Total loans outstanding were $270,000,730 and $307,393,476 at December 31, 2010 and 2009, respectively. See Loan Portfolio Composition table below for concentration by credit type. Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.

The Company’s ratio of loans to deposits was 84.0% and 102.9% at December 31, 2010 and 2009, respectively. The loan to deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base. The decrease in the loans to deposits ratio is due primarily to investing a portion of the deposits in investment securities.

The following table summarizes the composition of the loan portfolio by category at the dates indicated.

Loan Portfolio

Year-end loans consisted of the following:

	2010	2009
Commercial and industrial:
Commercial	$49,467,265	$60,326,687
Leases & other	342,323	597,731

Total Commercial and industrial:	49,809,588	60,924,418

Commercial real estate:
Construction/land	40,243,049	68,098,644
Commercial mortgages - owner occupied	42,568,339	45,543,633
Other commercial mortgages	71,213,329	55,975,915

Total commercial real estate	154,024,717	169,618,191

Consumer real estate:
1-4 residential	35,027,156	41,232,212
Home equity loans and lines of credit	25,846,143	27,361,235

Total Consumer real estate	60,873,299	68,593,447

Consumer installment:
Consumer installment	5,293,126	8,257,420

Total loans	270,000,730	307,393,476
Allowance for loan losses	(7,495,405)	(6,315,278)

Net loans	$262,505,325	$301,078,198

The Company’s loan portfolio contains a significant percentage of real estate mortgage loans. Real estate loans decreased by approximately $23,314,000 to approximately $214,898,000 during the twelve months ended December 31, 2010. At December 31, 2010 real estate loans represented 79.59% of the total loan portfolio compared to 77.33% at December 31, 2009. The slight increase in real estate mortgage loans as a percentage of total loans can be attributed to the slowing demand in the Company’s market area for commercial and consumer installment loans, which is a result of a softening local economy and tightened underwriting standards. In an effort to effectively manage its interest rate risk, over the past several years the Company has not offered in-house long-term fixed rate mortgage loans; however, the Company has offered five-year and seven-year balloon mortgage loan products at competitive rates. The Company continues to offer fixed rate long term mortgages through secondary market investor loan programs. Commercial and industrial loans decreased to approximately $49,810,000 during 2010 as a result of a softening local economy. Commercial and industrial loans comprised 18.45% and 19.15% of the total loan portfolio at December 31, 2010 and 2009, respectively. See Lending Activities under the Company’s December 31, 2010 Form-10-K for further discussion.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes the loan maturity distribution for the selected categories as of December 31, 2010. The Company has a total of approximately $131,245,000 in variable rate loans indexed to the Wall Street Journal Prime rate.

December 31, 2010	Commercial		Real Estate- Construction/Lane		Total
(Dollars in Thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Due One Year or Less	$21,806	43.78%	$26,528	65.92%	$48,334	53.67%
Due One Year through Five Years	24,413	49.01%	12,663	31.47%	37,076	41.17%
Due After Five Years	3,591	7.21%	1,052	2.61%	4,644	5.16%

Total	$49,810	100.00%	$40,243	100.00%	$90,054	100.00%

Risk Elements

The accrual of interest on loans is discontinued when, in management’s judgment, the interest will not be collectible in the normal course of business. Accrual of interest of such loans is typically discontinued when the loan is 90 days past due or impaired. All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The following table states the approximate aggregate amount of problem assets in each of the following categories at December 31:

(dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming loans:
Nonaccrual-real estate mortgage	$16,052	$6,426	$4,727	$2,488	$718
Nonaccrual-commercial and industrial	2,457	273	338	213	122
Nonaccrual-consumer	196	26	3	1	3
90 days or more past due and still accruing interest	—	561	86	100	1

Total nonperforming loans	18,705	7,286	5,154	2,802	844

Foreclosed properties:
Foreclosed properties-residential real estate	7,380	5,068	675	42	—
Foreclosed properties-commercial real estate	1,658	3,426	1,167	—	—

Total foreclosed properties	9,038	8,494	1,842	42	—

Total nonperforming assets	$27,743	$15,780	$6,996	$2,844	$844

Nonperforming assets to total loans and foreclosed properties at period end	9.94%	5.00%	2.23%	1.08%	.34%
Nonperforming assets to total assets at period end	6.07%	3.31%	1.60%	.70%	.23%
Allowance for loan losses to nonperforming loans at period end	40.06%	86.67%	99.48%	79.69%	213.39%

Nonperforming loans and impaired loans are defined differently. Nonperforming loans are loans that are 90 days past due and still accruing interest and nonaccrual loans. Impaired loans are loans that based upon current information and events it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. Some loans may be included in both categories, whereas other loans may only be included in one category. There was also $11,112,513 in troubled debt restructurings, which we included in the impaired loan total.

The loan portfolio is regularly reviewed to determine whether any loans require classification in accordance with applicable regulations. When loans are classified as either substandard or doubtful, collateral and future cash flow projections are reviewed to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred losses in the loan portfolio that are both probable and reasonably estimable. Loans are charged off when classified as loss. The determination as to risk classification of loans and the amount of the loss allowances are subject to review by the Bank’s regulatory agencies.

The following table sets forth certain information with respect to the allowance for loan losses and the composition of charge-offs and recoveries for each of the last five years.

Summary of Loan Loss Experience

(Dollars in Thousands)	2010	2009	2008	2007	2006

Total loans outstanding at end of year	$270,001	$307,393	$311,414	$263,011	$245,858

Average loans outstanding	$288,697	$309,162	$285,818	$249,583	$229,467

Balance, beginning of year	$6,315	$5,127	$2,233	$1,801	$1,416
Loans charged-off

Commercial and industrial	991	702	494	1,338	177
Real estate - mortgage	4,076	3,137	613	107	—

Consumer	561	218	278	77	77

Total loans charged-off	5,628	4,057	1,358	1,552	254

Recoveries of previous loan losses

Commercial and industrial	67	17	11	128	1
Real estate - mortgage	14	7	—	—	—

Consumer	53	36	38	15	41

Total loan recoveries	134	60	49	143	42

Net charge-offs	5,494	3,997	1,336	1,379	212

Provision charged to operations	6,675	5,185	4,230	1,811	597

Balance, end of year	$7,495	$6,315	$5,127	$2,233	$1,801

Ratios:

Allowance for loan losses to average loans	2.60%	2.04%	1.79%	0.89%	0.78%
Allowance for loan losses to period end loans	2.78%	2.05%	1.65%	0.85%	0.73%

Net charge offs to average loans	1.90%	1.29%	0.47%	0.55%	0.09%

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The allowance is maintained through the provision for loan losses which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The Bank’s provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions about economic conditions and other factors affecting borrowers. These assumptions are based on the evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume of loans, including any credit concentrations in the loan portfolio; experience, ability and depth of relevant lending staff; and national and local economic trends and conditions. No assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period.

Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due. As of December 31, 2010 the Bank had forty impaired commercial real estate loans and twenty-two impaired commercial and industrial loans with outstanding balances of $16,562,909 and $3,417,336, respectively. The average amount of impaired loans outstanding during 2010 was $13,480,790. There was no interest income recognized on the impaired loans. Large groups of smaller balance homogenous loans that may meet these criteria are not evaluated individually for impairment, so they are not included in the impaired loan totals.

Deposits

Average deposits were approximately $311,656,000 and 291,892,000 during 2010 and 2009, respectively. NOW accounts increased approximately $4,288,000, or 10.3%, from December 31, 2009 compared to December 31, 2010. Money market and savings deposits increased approximately $15,318,000, or 35.3%, from December 31, 2009 compared to December 31, 2010 as a result of focus on core deposit growth in 2010. Time deposits decreased slightly over the same period.

Contractual maturities of all time deposits at December 31, 2010 were as follows: twelve months or less - $133,252,277, over twelve months through thirty-six months - $36,520,861, and over thirty-six months - $90,000.

The following table summarizes the Bank’s average deposits by categories at the dates indicated.

Year Ended December 31,	2010		2009		2008
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
(Dollars in thousands)
Noninterest-Bearing Deposits
Demand Deposits	$31,223	10.02%	$29,193	10.00%	$29,180	14.03%

Interest Bearing Liabilities
NOW Accounts	45,991	14.76%	41,711	14.29%	38,075	12.90%
Money Market and Savings	58,702	18.83%	43,384	14.86%	43,756	17.21%
Time Deposits	175,740	56.39%	177,604	60.85%	155,220	55.86%

Total Deposits	$311,656	100.00%	$291,892	100.00%	$266,231	100.00%

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were approximately $242,981,000, $202,717,000 and $170,426,000 at December 31, 2010, 2009 and 2008, respectively.

Time deposits over $100,000, including brokered deposits of approximately $13,000,000, $30,000,000 and $49,000,000, totaled approximately $77,040,000, $94,108,000 and $109,647,000 at December 31, 2010, 2009 and 2008, respectively. Scheduled maturities were as follows:

Year Ended December 31,	2010	2009	2008
(Dollars in thousands)
Maturing in 3 months or less	$18,931	$29,997	$29,765
Maturing after 3 months but less than 6 months	18,035	12,857	38,425
Maturing after 6 months but less than 12 months	25,685	21,749	36,211
Maturing after 12 months	14,389	29,505	5,246

Total	$77,040	$94,108	$109,647

Short Term Borrowings

The Company had no short term borrowings at December 31, 2010. At December 31, 2009, the Company had purchased federal funds totaling $3,992,931 and Federal Reserve borrowings of $10,000,000. At December 31, 2008 the Company had purchased federal funds totaling $4,000,000.

The related information for these borrowings during 2010 is summarized as follows:

	Federal Funds Purchased	Federal Reserve Borrowings
Average balance outstanding during the year	$85,000	$1,935.000
Average rate paid during the year	.52%	.25%

Long Term Borrowings

At December 31, 2010 and December 31, 2009, the Company had fixed rate notes payable totaling $61,500,000 and $90,500,000, respectively, to Federal Home Loan Bank (“FHLB”). Interest rates on the advances ranged from .29% to 5.25% and .68% to 5.92% at December 31, 2010 and 2009, respectively. At December 31, 2010, the Company had fixed rate repurchase agreements totaling $15,000,000 with a stated interest rate of 3.60%. At December 31, 2010, the Company had variable rate notes payable totaling $26,000,000 to FHLB. Notes for $20,000,000 were indexed to the three month LIBOR rate for a weighted average rate of 1.86% on December 31, 2010. The Company has pledged its 1 to 4 family residential mortgages, commercial real estate mortgages, home equity lines of credit and certain mortgage-backed securities as collateral against the FHLB borrowings.

In October 2004 and December 2006, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed the trust preferred securities issued by the Trusts. These long-term obligations currently qualify as total risk based capital for the Company.

The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at three-month LIBOR plus 220 basis points.

The junior subordinated debentures issued in December 2006 mature in December 2036, but include an option to call the debt in December 2011. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

Both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments.

Accounting and Financial Reporting Issues

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit quality disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued an update to the previously issued accounting standards for fair value measurement and disclosures. The update is referred to as ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Corporation on January 1, 2010 and have been reflected in the accompanying consolidated financial statements and related notes.

Forward Looking Information

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

•	the concentration of our portfolio in real estate based loans and the weakness in the commercial real estate market;

•	increased funding costs due to market illiquidity, increased competition for funding or other regulatory requirements;

•	market risk and inflation;

•	level, composition and re-pricing characteristics of our securities portfolios;

•	availability of wholesale funding;

•	adequacy of capital and future capital needs;

•	our reliance on secondary sources of liquidity such as FHLB advances, federal funds lines of credit from correspondent banks and brokered time deposits, to meet our liquidity needs;

•	operating restrictions imposed by our Consent Order, such as limitations on the use of brokered deposits;

•	our inability to meet the requirements set forth in our Consent Order within prescribed time frames;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment, including recently enacted and proposed legislation;

•	adequacy of the level of our allowance for loan losses;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Greer Bancshares Incorporated and Subsidiary

Greer, South Carolina

We have audited the accompanying consolidated balance sheets of Greer Bancshares Incorporated and Subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greer Bancshares Incorporated and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Dixon Hughes PLLC

Charlotte, North Carolina

March 31, 2011

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets

Cash and due from banks	$23,700,628	$12,222,440
Interest-bearing deposits in banks	512,080	441,538
Federal funds sold	3,753,673	—

Cash and cash equivalents	27,966,381	12,663,978
Investment securities:
Available for sale	132,812,944	124,984,008
Loans, net of allowance for loan losses of $7,495,405 and $6,315,278, respectively	262,505,325	301,078,198
Loans held for sale	1,082,000	—
Premises and equipment, net	5,253,231	5,951,672
Accrued interest receivable	1,828,615	2,054,466
Restricted stock	5,309,100	5,936,900
Other real estate owned	9,037,961	8,493,968
Deferred tax asset	456,589	3,441,052
Other assets	10,515,205	12,186,323

Total Assets	$456,767,351	$476,790,565

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$36,433,936	$33,655,746
Interest bearing	284,950,991	264,989,786

Total deposits	321,384,927	298,645,532
Short term borrowings	—	13,992,931
Long term borrowings	113,841,000	132,841,000
Other liabilities	3,280,072	3,358,431

Total Liabilities	438,505,999	448,837,894

Commitments and contingencies - Note 10

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at December 31, 2010 and 2009	9,570,838	9,451,058
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at December 31, 2010 and 2009	555,328	578,139
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at December 31, 2010 and 2009	12,433,460	12,433,460
Additional paid in capital	3,633,607	3,542,201
Retained earnings (accumulated deficit)	(7,202,524)	734,978
Accumulated other comprehensive income (loss)	(729,357)	1,212,835

Total Stockholders’ Equity	18,261,352	27,952,671

Total Liabilities and Stockholders’ Equity	$456,767,351	$476,790,565

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Loss

	For the Years Ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$15,923,506	$16,667,757	$18,490,118
Investment securities:
Taxable	3,025,964	4,229,272	4,460,793
Tax-exempt	1,052,293	967,266	921,115
Federal funds sold	29,951	4,172	38,258
Other	11,624	11,747	13,655

Total interest income	20,043,338	21,880,214	23,923,939

Interest expense:
Interest on deposit accounts	4,790,243	5,871,323	7,721,112
Interest on short term borrowings	5,203	38,201	82,825
Interest on long term borrowings	3,827,161	4,636,105	4,985,916

Total interest expense	8,622,607	10,545,629	12,789,853

Net interest income	11,420,731	11,334,585	11,134,086

Provision for loan losses	6,674,533	5,185,195	4,230,227

Net interest income after provision for loan losses	4,746,198	6,149,390	6,903,859

Noninterest income:
Customer service fees	804,499	874,327	862,463
Gain on sale of investment securities	2,208,606	1,093,840	200,451
Impairment loss on investment securities and restricted stock
Impairment loss on investment securities and restricted stock	—	(464,719)	(8,366,630)
Noncredit-related losses on securities not expected to be sold (recognized in other comprehensive income)	—	—	—

Net impairment loss on investment securities and restricted stock	—	(464,719)	(8,366,630)
Other	2,059,981	1,723,335	1,981,888

Total noninterest income (loss)	5,073,086	3,226,783	(5,321,828)

Noninterest expenses:
Salaries and employee benefits	5,554,201	5,676,889	6,092,666
Occupancy and equipment	748,774	829,023	922,265
Postage and supplies	263,689	255,764	308,948
Marketing expenses	105,876	110,517	386,096
Directors fees	93,664	191,778	250,419
Professional fees	384,193	391,057	442,841
FDIC insurance assessment	678,379	849,950	235,599
Other real estate owned and foreclosure expense	3,565,007	823,974	150,587
Other	1,403,637	1,394,769	1,653,522

Total noninterest expenses	12,797,420	10,523,721	10,442,943

Loss before income taxes	(2,978,136)	(1,147,548)	(8,860,912)

Provision (benefit) for income taxes:	4,317,748	(636,159)	(3,420,808)

Net loss	(7,295,884)	(511,389)	(5,440,104)

Preferred stock dividends and net discount accretion	(641,618)	(580,563)	—

Net loss attributed to common shareholders	$(7,937,502)	$(1,091,952)	$(5,440,104)

Basic net loss per share of common stock	$(3.19)	$(.44)	$(2.19)

Diluted net loss per share of common stock	$(3.19)	$(.44)	$(2.19)

Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,485,096

Diluted	2,486,692	2,486,692	2,485,096

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2007	$—	$—	2,481,836	$12,409,180	$3,259,895	$8,609,670	$156,777	$24,435,522

Cumulative effect of a change in accounting principal	—	—	—	—	—	(75,031)	—	(75,031)
Net loss	—	—	—	—	—	(5,440,104)	—	(5,440,104)
Other comprehensive loss, net of tax:
Unrealized holding loss on investment securities, net of income taxes of approximately $3,143,000	—	—	—	—	—	—	(5,044,826)	(5,044,826)
Less reclassification adjustments for losses included in net loss, net of income tax benefit of approximately $3,128,000	—	—	—	—	—	—	5,038,532	5,038,532

Comprehensive loss								(5,446,398)
Stock option exercises pursuant to stock option plan		—	4,856	24,280	22,680	—	—	46,960
Stock based compensation		—	—	—	132,607	—	—	132,607
Dividends declared ($.51 per share)	—	—	—	—	—	(1,267,605)	—	(1,267,605)

Balance at December 31, 2008	—	—	2,486,692	12,433,460	3,415,182	1,826,930	150,483	17,826,055

Net loss	—	—	—	—	—	(511,389)	—	(511,389)
Other comprehensive income (loss), net of tax:
Unrealized holding gain on held to maturity investment securities transferred to available for sale, net of income tax expense of approximately $102,000	—	—	—	—	—	—	166,164	166,164
Unrealized holding gain on available for sale investment Securities, net of income tax liability of approximately $723,000	—	—	—	—	—	—	1,180,244	1,180,244
Less reclassification adjustments for gains included in net loss, net of income tax liability of approximately $345,000	—	—	—	—	—	—	(284,056)	(284,056)

Comprehensive income								550,963
Issuance of Preferred Stock	9,993,000	500,000		—	—	—	—	10,493,000
Discount associated with preferred stock series 2009-SP	(645,185)	—		—	—	—	—	(645,185)
Premium associated with preferred stock series 2009-WP	—	101,595		—	—	—	—	101,595
Amortization of premium and discount on preferred stock	103,243	(23,456)		—	—	(79,787)	—	—
Stock based compensation	—	—	—	—	127,019	—	—	127,019
Preferred stock dividend declared	—	—	—	—	—	(500,776)	—	(500,776)

Balance at December 31, 2009	9,451,058	578,139	2,486,692	12,433,460	3,542,201	734,978	1,212,835	27,952,671

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2010, 2009 and 2008, Continued

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive Income	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2009	9,451,058	578,139	2,486,692	$12,433,460		734,978	1,212,835	27,952,671

Net loss	—	—	—	—	—	(7,295,884)	—	(7,295,884)
Other comprehensive loss, net of tax:
Unrealized holding loss on available for sale securities, net of income tax benefit of approximately $351,000	—	—	—	—	—	—	(572,856)	(572,856)
Less reclassification adjustments for gains included in net loss, net of income tax benefit of approximately $839,000	—	—	—	—	—	—	(1,369,336)	(1,369,336)

Comprehensive loss								(9,238,076)
Amortization of premium and discount on preferred stock	119,780	(22,811)	—	—	—	(96,969)	—	—
Stock based compensation	—	—	—	—	91,406	—	—	91,406
Preferred stock dividend declared	—	—	—	—	—	(544,649)	—	(544,649)

Balance at December 31, 2010	$9,570,838	$555,328	2,486,692	$12,433,460	$3,633,607	$(7,202,524)	$(729,357)	$18,261,352

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Operating activities:
Net loss	$(7,295,884)	$(511,389)	$(5,440,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	385,078	435,521	487,428
Amortization of premiums on mortgage-backed securities	1,583,721	1,005,479	264,078
Loss (gain) on sale of other real estate owned	(65,712)	86,397	—
Loss on sale of land	3,616	—	—
Gain on sale of investment securities	(2,208,606)	(1,093,840)	(200,451)
Origination of loans held for sale	(20,029,386)	—	—
Proceeds from sale of loans held for sale	19,155,666	—	—
Gain on sale of loans held for sale	(208,280)	—	—
Impairment loss on investment securities	—	153,305	8,366,630
Impairment loss on restricted stock	—	311,414	—
Impairment loss on other real estate owned	2,592,405	443,865	—
Provision for loan losses	6,674,533	5,185,195	4,230,227
Deferred income taxes (benefit)	4,200,305	2,321,167	(3,723,259)
Stock-based compensation	91,406	127,019	132,607
Increase in cash surrender value of life insurance	(284,287)	(289,976)	(251,641)
Gain from settlement of life insurance	263,439	—	—
Decrease (increase) in prepaid FDIC insurance assessment	638,850	(2,032,903)	—
Net change in:
Accrued interest receivable	225,851	39,958	353,487
Other assets	1,053,116	(2,897,785)	(502,165)
Accrued interest payable	(170,840)	(498,071)	(518,418)
Other liabilities	92,481	42,674	(42,544)

Net cash provided by operating activities	6,697,472	2,828,030	3,155,875

Investing activities:
Activity in available-for-sale securities:
Sales	88,162,366	33,690,784	14,764,547
Maturities, prepayments and calls	27,897,963	21,468,595	10,657,291
Purchases	(126,422,414)	(92,476,437)	(34,073,418)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	3,118,030	3,609,209
Sales	—	6,063,849	—
Proceeds from sales of other real estate owned	3,506,135	1,017,697	—
Proceeds from sale of land	556,934	—	—
Redemption (purchase) of restricted stock	627,800	(558,390)	(746,900)
Net decrease (increase) in loans	25,321,519	(8,176,220)	(51,539,503)
Purchase of premises and equipment	(247,187)	(92,430)	(209,381)
Purchase of life insurance	—	(50,000)	—

Net cash provided by (used for) investing activities	19,403,116	(35,994,522)	(57,538,155)

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

	For the Years Ended December 31,
	2010	2009	2008
Financing activities:
Net increase in deposits	$22,739,395	$16,520,847	$37,531,525
Net increase (decrease) in short term borrowings	(13,992,931)	9,992,931	996,000
Repayment of notes payable to FHLB	(35,000,000)	(52,900,000)	(45,400,000)
Proceeds from notes payable to FHLB	16,000,000	56,400,000	61,300,000
Proceeds from issuance of preferred stock	—	9,949,410	—
Proceeds from exercise of stock options	—	—	46,960
Cash dividends paid on common stock	—	—	(1,267,605)
Cash dividends paid on preferred stock	(544,649)	(432,694)	—

Net cash provided by (used for) financing activities	(10,798,185)	39,530,494	53,206,880

Net increase (decrease) in cash and cash equivalents	15,302,403	6,364,002	(1,175,400)

Cash and cash equivalents, beginning of period	12,663,978	6,299,976	7,475,376

Cash and cash equivalents, end of period	$27,966,381	$12,663,978	$6,299,976

Cash paid for:
Cash paid (refunded) during the year for:
Interest	$8,793,567	$10,545,629	$13,308,271

Income taxes	$(830,412)	$—	$450,881

Non-cash investing and financing activities:
Real estate acquired in satisfaction of loans	$7,535,001	$8,031,112	$1,800,372

Loans to facilitate sale of other real estate owned	$958,180	$168,443	$—

Transfer of investment securities from held to maturity to available for sale, due to change of intent to sell investment securities	$—	$6,795,372	$—

Unrealized gain on transfer of held to maturity investment securities to available for sale investment securities, net of tax	$—	$166,164	$—

Dividends payable	$—	$68,082	$—

Adoption of new accounting principle charged to retained earnings	$—	$—	$(75,031)

Unrealized gains (losses) on available for sale investment securities net of tax	$(1,942,192)	$1,062,352	$(6,294)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2010, 2009 and 2008

1.	Summary of Significant Accounting Policies

Organization - Greer State Bank (the “Bank”) was organized under a state banking charter in August 1988, and commenced operations on January 3, 1989. Greer Bancshares Incorporated is a South Carolina Company formed in July 2001, primarily to hold all of the capital stock of Greer State Bank. The Bank engages in commercial and retail banking, emphasizing the needs of small to medium sized businesses, professional concerns and individuals, primarily in Greer and surrounding areas in the upstate of South Carolina. The accompanying consolidated financial statements include the accounts of the holding company and its wholly owned subsidiary (herein referred to as the “Company”).

Nature of Operations - The primary activity of the holding company is to hold its investment in the Bank. The Bank operates under a state bank charter and provides full banking services. The Bank is subject to regulation by the Federal Deposit Insurance Company (“FDIC”) and the South Carolina Board of Financial Institutions. The holding company is regulated by the Federal Reserve Bank of Richmond.

Greer Financial Services, a division of the Bank, provides financial management services and non-deposit product sales.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany items are eliminated in consolidation.

Business Segments - The Company reports all activities as one business segment. In determining the appropriateness of segment definition, the materiality of the potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment is considered.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - For the purpose of presentation in the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Securities Held to Maturity - Bonds, notes and debentures for which there is the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available for Sale - Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity.

Realized gains and losses on the sale of investment securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Other Than Temporary Impairment - Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. For securities that we do not expect to sell or it is more likely than not that the Company will not be required to sell, the other-than-temporary impairment (“OTTI”) is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss). Noncredit-related OTTI results from other factors, including increased liquidity spreads. For securities for which there is an expectation to sell, all impairment is recognized in noninterest income.

Concentrations of Credit Risk - The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans to borrowers located throughout the Greater Greer area of the upstate of South Carolina, and many of those loans are secured by real estate located in that market area. The ability of our debtors to honor their loan agreements is dependent upon the general economic conditions in this area.

Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net loss adjusted for certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. The statement of changes in stockholders’ equity includes the components of comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2010 and 2009 consisted solely of unrealized gains and losses on investment securities.

Loans and Interest Income - Loans are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, net deferred loan fees and any unearned discounts. Interest income is accrued and taken into income based upon the interest method.

The accrual of interest on loans is discontinued when, in the judgment of management, the interest will not be collectible in the normal course of business. Accrual of interest on such loans is typically discontinued when the loan is 90 days past due or impaired. All interest accrued, but not collected for loans that are placed on non-accrual or charged off, is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses - The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectibility of a loan balance is determined. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Appraisals are obtained on collateral dependent loans every nine to twelve months. Impairment valuations are reviewed no less than quarterly.

Large groups of smaller balance homogeneous loans are collectively evaluated for the necessary allowance. Accordingly, individual consumer and residential loans are not separately evaluated for impairment.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments for fixed rate mortgage loans, generally last 30 to 45 days and are at market rates when initiated. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells residential mortgage loans in the secondary market with servicing released.

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged using the straight-line method over the useful lives (three to thirty-nine years) of the assets. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current earnings.

Other Real Estate Owned - Other real estate owned (“OREO”) is stated at net realizable value at the time of foreclosure. Market values of OREO are reviewed regularly and valuation allowances are established when the carrying value exceeds the estimated net realizable value. Gains and losses on OREO are recorded at the time of sale. Costs to maintain the real estate are expensed after acquisition.

Restricted Stock - Restricted stock consists of non-marketable equity securities including investments in the stock of the Federal Home Loan Bank (“FHLB”) and Community Bankers Bank. These stocks have no ready market and no quoted market value. Because of the redemption provisions of the restricted stock, the Bank estimates that fair value equals cost for these investments resulting in no impairment at December 31, 2010. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank. The stock is pledged to collateralize such borrowings. At December 31, 2010 and 2009, the investment in the Federal Home Loan Bank stock was $5,263,700 and $5,891,500, respectively. At December 31, 2010 and 2009, the investment in Community Bankers Bank was $45,400. Dividends received on these stocks are included in interest income.

Stock-Based Compensation - Compensation cost for stock-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock), stock options, and stock appreciation rights at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the price of the Company’s common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions.

Income Taxes - Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of December 31, 2010, the Company had recorded a deferred tax valuation allowance of $5,810,730. In considering whether a valuation allowance is needed, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is not necessary for some or all of its deferred tax assets. As a result, a portion or all of the valuation allowance may be reversed.

Earnings Per Share of Common Stock - Basic and diluted net loss per share of common stock are presented after giving retroactive effect to stock splits and dividends. The assumed conversion of stock options using the treasury stock method creates the difference between basic and diluted net loss per share. Loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding for each period presented. Anti-dilutive options totaling 326,122, 350,347 and 370,122 have been excluded from the net loss per share calculation for the years ended December 31, 2010, 2009 and 2008, respectively.

Off-Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassification - Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation. The reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company:

In July 2010, Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses, referred to as ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. Most of the requirements are effective for the fourth quarter of 2010 with certain additional disclosures required for the first quarter of 2011. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit quality disclosures in the notes to the consolidated financial statements.

In January 2010, the FASB issued an update to the previously issued accounting standards for fair value measurement and disclosures. The update is referred to as ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

2.	Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$102,399,539	$618,774	$1,225,009	$101,793,304
Municipal securities	31,263,508	186,910	812,675	30,637,743
Collateralized debt obligation	335,844	46,053	—	381,897

	$133,998,891	$851,737	$2,037,684	$132,812,944

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
United States Government and other agency obligations	$2,013,573	$—	$25,811	$1,987,762
Mortgage-backed securities	98,114,906	1,951,486	192,527	99,873,865
Municipal securities	22,547,597	377,788	138,848	22,786,537
Collateralized debt obligation	335,844	—	—	335,844

	$123,011,920	$2,329,274	$357,186	$124,984,008

The amortized cost and estimated fair value of investment securities at December 31, 2010 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

	Available for Sale
	Amortized Cost	Fair Value

Due in 1 year	$—	$—
Over 1 year through 5 years	718,425	736,636
After 5 years through 10 years	9,139,627	9,195,684
Over 10 years	21,741,300	21,087,320

	31,599,352	31,019,640
Mortgage backed securities	102,399,539	101,793,304

Total	$133,998,891	$132,812,944

Investment securities with an aggregate book value of approximately $92,579,000 and $108,724,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings and repurchase agreements.

The fair value of securities with temporary impairment at December 31, 2010 and 2009 is shown below:

	Less Than Twelve Months		Over Twelve Months
2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$56,366,543	$1,225,009	$—	$—
Municipal securities	14,930,401	694,352	881,660	118,323

Total	$71,296,944	$1,919,361	$881,660	$118,323

	Less Than Twelve Months		Over Twelve Months
2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
United States Government and other agency obligations	$1,987,762	$25,811	$—	$—
Mortgage backed securities	15,702,486	192,527	—	—
Municipal securities	4,399,202	93,862	435,014	44,986

Total	$22,089,450	$312,200	$435,014	$44,986

Management believes all of the unrealized losses as of December 31, 2010 and 2009 result from temporary changes in market conditions related to interest rates. Thirty-three municipals and sixteen mortgage-backed securities had unrealized losses at December 31, 2010 while at December 31, 2009, nine were municipals and sixteen were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

The Company reviews its investment portfolio on a quarterly basis, judging each investment for OTTI. For securities for which there is no expectation to sell or it is more likely than not that management will not be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss). Noncredit-related OTTI results from other factors, including increased liquidity spreads. For securities for which there is an expectation to sell, all impairment is recognized in noninterest income.

The Company owns a collateralized debt obligation for which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using current assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. During the years ended December 31, 2009 and 2008 the Company has recognized OTTI of $153,305 and $583,319, respectively, through noninterest income. The security is currently carried at an estimated fair value of $381,897 at December 31, 2010.

The following table presents more detail on the collateralized debt obligation as of December 31, 2010 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$335,844	$381,897	$—	$381,897

The Company held $311,414 of restricted stock in Community Financial Services, Inc., holding company for Silverton Bank, at March 31, 2009. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton Bank after which the Federal Deposit Insurance Company (“FDIC”) created a bridge bank, Silverton Bridge Bank, N.A. to take over operations. The restricted stock was determined to have no value. The Company recognized a write-down of $311,414 through noninterest income representing permanent impairment.

The Bank previously held 320,000 shares of Series S Federal National Mortgage Association (“FNMA”) stock in its available-for-sale investment portfolio, with an initial cost of approximately $8,049,000.

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

Management concluded in view of these facts the market value decline was other than temporary and recorded impairment of approximately $7,784,000 related to its holdings of FNMA preferred stock through noninterest income in 2008.

In September 2009, the investment portfolio was analyzed for specific securities to sell that would benefit the Company by realizing gains while maintaining yields and slightly extending average lives through new investment purchases. As a result of the analysis, on September 17, 2009, securities with book values totaling $11,714,738 were sold of which $5,922,089 were classified as held to maturity. Management determined the remaining pool of investment securities classified as held to maturity were tainted by this transaction and reclassified the remaining balance to available for sale as required by FASB ASC 320, Investments-Debt and Equity Securities. For the year ended December 31, 2009, unrealized gains of $166,164 (net of tax) were included in other comprehensive income that related to these transferred securities.

Gross realized gains, gross realized losses and sale proceeds for held to maturity and available for sale securities for the years ended December 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of investment securities.

	Held to maturity securities
	2010	2009	2008

Gross realized gains	$—	$141,760	$—
Gross realized losses	—	—	—

Net gain on held to maturity securities	$—	$141,760	$—

Sale proceeds	$—	$6,063,849	$—

	Available for sale
	2010	2009	2008

Gross realized gains	$2,265,247	$969,489	$202,981
Gross realized losses	56,641	17,409	2,530

Net gain on available for sale securities	$2,208,606	$952,080	$200,451

Sale proceeds	$88,162,366	$33,690,784	$14,764,547

3.	Loans

Year-end loans consisted of the following:

	2010	2009
Commercial and industrial:

Commercial	$49,467,265	$60,326,687
Leases & other	342,323	597,731

Total commercial and industrial:	49,809,588	60,924,418

Commercial real estate:
Construction/land	40,243,049	68,098,644
Commercial mortgages - owner occupied	42,568,339	45,543,633
Other commercial mortgages	71,213,329	55,975,914

Total commercial real estate	154,024,717	169,618,191

Consumer real estate:
1-4 residential	35,027,156	41,232,212
Home equity loans and lines of credit	25,846,143	27,361,235

Total consumer real estate	60,873,299	68,593,447

Consumer installment:	5,293,126	8,257,420

Total loans	270,000,730	307,393,476

Allowance for loan losses	(7,495,405)	(6,315,278)

Net loans	$262,505,325	$301,078,198

Loans totaling approximately $113,217,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

Loan Origination/Risk Management. The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

With respect to loans to developers and builders that are secured by non-owner occupied properties that may be originated from time to time, management generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

Consumer loans are originated and underwritten based on policies and procedures developed and modified by Bank management. The relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for 1-4 residential and home equity loans include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Bank engages an independent loan review company to review and validate the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the lending policies and procedures.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans that are 90 days past due are placed on non-accrual status or when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Non-accrual loans, segregated by class of loans, were as follows as of December 31, 2010:

Commercial and industrial:
Commercial	$2,739,324
Leases & other	—
Commercial real estate:
Construction/land	6,994,640
Commercial mortgages - owner occupied	2,864,715
Other commercial mortgages	4,749,749
Consumer real estate:
1-4 residential	310,860
Home equity loans and lines of credit	794,273
Consumer installment:
Consumer installment	251,025

Total	$18,704,586

Non-accrual loans totaled approximately $6,724,738 at December 31, 2009. The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $735,000 in 2010, $253,000 in 2009 and $505,000 in 2008. No interest income was recognized on non-accrual loans in 2010, 2009 or 2008.

An analysis of past due loans, segregated by class of loans, as of December 31, 2010 follows:

	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$4,734,145	$310,640	$5,044,785	$44,422,480	$49,467,265	$—
Leases & other	—	—	—	342,323	342,323	—
Commercial real estate:
Construction/land	910,278	5,597,523	6,507,801	32,735,248	39,243,049	—
Commercial mortgages - owner occupied	2,595,566	1,840,705	4,436,271	38,132,068	42,568,339	—
Other commercial mortgages	1,418,584	1,955,078	3,373,662	68,839,667	72,213,329	—
Consumer real estate:
1-4 residential	1,743,050	95,605	1,838,655	33,188,501	35,027,156	—
Home equity loans and lines of credit	1,046,987	749,213	1,796,200	24,049,943	25,846,143	—
Consumer installment:
Consumer installment	377,644	123,853	501,497	4,791,629	5,293,126	—

Total	$12,826,254	$10,672,617	$23,498,871	$246,501,859	$270,000,730	$—

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans are summarized as follows:

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$4,145,056	$2,564,060	$853,276	$3,417,336	$491,824
Leases & other
Commercial real estate:
Construction/land	7,497,621	5,313,668	1,883,275	7,196,943	443,635
Commercial mortgages - owner occupied	1,884,292	1,184,989	566,292	1,751,281	35,292
Other commercial mortgages	8,817,757	6,200,017	1,414,668	7,614,685	514,668

Total	$22,344,726	$15,262,734	$4,717,511	$19,980,245	$1,485,419

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had balances of $4,026,923 with a valuation allowance of $1,039,231 at December 31, 2009. An additional provision for loan losses of approximately $206,000 was recorded on these loans for the year ended December 31, 2009.

The average recorded investment in impaired loans was $13,480,790 and $6,682,674 in 2010 and 2009, respectively.

Credit Quality Indicators. As part of the on-going monitoring of credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to 1) the weighted-average risk rate of loan pools, 2) the level of classified loans, 3) non-performing loans and 4) general local economic conditions.

Management utilizes a risk rating matrix to assign a risk rate to each of its loans. Loans are rated on a scale of 1-7. A description of the general characteristics of the 7 risk ratings is as follows:

•

Risk ratings 1-3 (Pass) - These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•

Risk rating 4 (Monitor) - This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•

Risk rating 5 (Watch) - This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•

Risk rating 6 (Substandard) - This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and individual or guarantor support is declining. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•

Risk rating 7 (Doubtful) - This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support.

The following table represents risk rating loan totals, segregated by class.

	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$17,731,078	$16,846,780	$4,011,535	$10,877,872	$49,467,265
Leases & other	342,323	—	—	—	342,323
Commercial real estate:
Construction/land	9,731,657	12,255,765	1,678,724	16,576,903	40,243,049
Commercial mortgages - owner occupied	28,329,364	5,511,148	2,623,907	6,103,920	42,568,339
Other commercial mortgages	26,221,405	24,493,595	4,170,650	16,327,679	71,213,329
Consumer real estate:
1-4 residential	26,999,239	3,389,263	3,100,485	1,538,169	35,027,156
Home equity loans and lines of credit	21,087,929	1,957,251	1,192,358	1,608,605	25,846,143
Consumer installment:
Consumer installment	4,373,078	110,350	189,875	619,823	5,293,126

Total	$134,816,073	$64,564,152	$16,967,534	$53,652,971	$270,000,730

Net charge-offs, segregated by class of loans, were as follows in 2010:

Commercial and industrial:
Commercial	$1,074,476
Leases & other
Commercial real estate:
Construction/land	2,509,597
Commercial mortgages - owner occupied	33,244
Other commercial mortgages	1,041,098
Consumer real estate:
1-4 residential	623,376
Home equity loans and lines of credit	109,434
Consumer installment:
Consumer installment	103,181

Total	$5,494,406

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for possible loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of two elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific impaired loans; and (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for groups of loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions.

The allowances established for losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. When a loan has a calculated grade of 6 or higher, an analysis is performed on the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off, adjusted for various qualitative factors. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on an average six quarter history of actual charge-offs experienced within the loan pools. An adjusted historical valuation allowance is established for each pool of similar loans based upon the product of the adjusted historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses is summarized as follows:

	2010	2009	2008
Balance, beginning of year	$6,315,278	$5,127,304	$2,232,703
Provision for loan losses	6,674,533	5,185,195	4,230,227
Loans charged off	(5,628,267)	(4,056,794)	(1,384,697)
Recoveries on loans previously charged off	133,861	59,573	49,071

Balance, end of year	$7,495,405	$6,315,278	$5,127,304

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,417,336	$16,562,909	$—	$—	$19,980,245
Loans collectively evaluated for impairment	46,352,760	136,273,888	62,141,014	5,252,823	250,020,485

Balance December 31, 2010	$49,770,096	$152,836,797	$62,141,014	$5,252,823	$270,000,730

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$491,824	$993,595	$—	$—	$1,485,419
Loans collectively evaluated for impairment	1,506,634	4,191,038	245,077	67,237	6,009,986

Balance December 31, 2010	$1,998,458	$5,184,633	$245,077	$67,237	$7,495,405

4.	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2010	2009

Land	$900,177	$1,460,177
Buildings and improvements	5,061,860	5,061,860
Equipment	1,699,008	1,651,262
Furniture and fixtures	846,489	844,944
Electronic data processing equipment	3,743,178	3,545,832

	12,250,712	12,564,075
Less accumulated depreciation	(6,997,481)	(6,612,403)

	$5,253,231	$5,951,672

5.	Other Assets

Other assets at December 31 consist of the following:

	2010	2009

Prepaid expenses	$312,948	$428,550
Prepaid FDIC insurance assessment	1,394,053	2,032,903
Bank owned life insurance	6,991,069	6,970,221
Income tax receivable	1,363,582	2,193,994
Other	453,553	560,655

	$10,515,205	$12,186,323

6.	Time Deposits

At December 31, 2010 and 2009, time deposits of $100,000 or more totaled approximately $77,040,000 and $94,108,000, respectively. The Bank had brokered deposits of approximately $13,000,000 at December 31, 2010 and $30,000,000 at December 31, 2009.

Contractual maturities at December 31, 2010 of time deposits are summarized as follows:

12 months or less	$133,252,277
1-3 years	36,520,861
>3 years	90,000

$169,863,138

7.	Short Term Borrowings

The outstanding balances and related information for short term borrowings are summarized as follows:

	Federal Funds Purchased			Federal Reserve Borrowings
	2010	2009	2008	2010	2009	2008
Outstanding balance at December 31	$—	$3,992,931	$4,000,000	$—	$10,000,000	$—
Weighted average rate	0.00%	.36%	1.09%	0.00%	.25%	0.00%
Maximum month-end outstanding	$992,700	$3,992,931	$6,994,000	$10,000,000	$18,000,000	$—
Approximate average amounts outstanding	$85,125	$1,277,000	$2,995,000	$1,935,492	$10,593,000	$—
Weighted average rate for the year	.52%	.85%	2.76%	.25%	.26%	0.00%

Federal funds purchased generally mature within one to thirty days from the transaction date.

8.	Long Term Borrowings

At December 31, 2010, long term borrowings consisted of fixed and variable rate FHLB advances and repurchase agreements. The outstanding balances and related information for these borrowings are summarized as follows:

	FHLB Advances		Repurchase Agreements
	2010	2009	2010	2009

Outstanding balance	$87,500,000	$106,500,000	$15,000,000	$15,000,000
Stated interest rate or range	.29%-5.25%	.25%-5.92%	3.60%	3.60%

The Bank has pledged as collateral FHLB stock and certain investment securities and has entered into a blanket collateral agreement whereby qualifying mortgages with a book value of at least 135 percent of total advances, free of other encumbrances, will be maintained.

The contractual maturities at December 31, 2010, are as follows:

2011	$32,000,000
2012	11,500,000
2013	17,000,000
2014	10,000,000
2015	12,000,000
Thereafter	5,000,000

$87,500,000

In October 2004, the Company formed Greer Capital Trust I (“Trust I”). Trust I issued $6,000,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $6,186,000 of junior subordinated debentures to the Trust I in exchange for the proceeds of the offering, which debentures represent the sole asset of Trust I. The debentures pay interest quarterly at the three-month LIBOR plus 2.20% adjusted quarterly, and mature in October 2034.

In December 2006, the Company formed Greer Capital Trust II (“Trust II”). Trust II issued $5,000,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $5,155,000 of junior subordinated debentures to the Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.73% adjusted quarterly, and mature in December 2036 with an option to call the debt in December 2011 at par.

Both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments.

In accordance with ASC 810, Trust I and Trust II (the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for regulatory capital requirements of the Company.

9.	Unused Lines of Credit

As of December 31, 2010, the Bank had an unused short-term lines of credit to purchase federal funds from correspondent banks totaling approximately $12,000,000 and other unused short term lines of credit from other financial institutions totaling approximately $19,800,000.

The Bank has the ability to borrow an additional approximately $25,000,000 from the Federal Home Loan Bank (“FHLB”) and $19,766,000 from the Federal Reserve. The FHLB borrowings are available by pledging collateral and purchasing additional stock in the FHLB. The line of credit with the Federal Reserve is collaterized by the Bank’s commercial and consumer loan portfolios.

10.	Off-Balance Sheet Activities, Commitments and Contingencies

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying balance sheets. The contract amounts of those instruments reflect the extent of involvement in particular classes of financial instruments. Management uses the same credit policies in making commitments as for making loans. Commitments to extend credit in the future represent financial instruments involving credit risk.

A summary of commitments at December 31, 2010 and 2009 is as follows:

	2010	2009

Commitments to extend credit	$36,765,000	$50,525,000
Standby letters of credit	1,660,000	2,635,000

	$38,425,000	$53,160,000

Commitments to extend credit are agreements to lend as long as there is no violation of the conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Management evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral, if any, obtained upon extension of credit is based on our credit evaluation.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that management deems necessary. Newly issued or modified guarantees are to be recorded on the Company’s balance sheet at fair value at inception. As of December 31, 2010 and 2009, no liability has been recorded related to these guarantees.

Concentrations of Credit Risk - Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The primary focus is toward consumer and small business transactions, and accordingly, there are not a significant number of credits to any single borrower or group of related borrowers in excess of $2,500,000.

From time to time, the Bank has cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Litigation - The Company is a party to litigation and claims arising in the normal course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s financial position.

11.	Benefit Plans

Defined Contribution Plan - The Bank has a 401(k) Profit Sharing Plan for the benefit of employees. Subject to annual approval by the Board of Directors, employee contributions of up to 5% of compensation are matched in accordance with plan guidelines. Matching contributions of $157,902, $160,812 and $161,295 were charged to expense during 2010, 2009 and 2008, respectively.

Stock Option Plan - The Company has adopted ASC 718 using the modified prospective application method as permitted. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Effective April 27, 2006, the Directors’ Incentive Stock Option Plan (the “Directors’ Incentive Plan”) was terminated. Outstanding options issued under the former Directors’ Incentive Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2010, there were 40,500 options outstanding that had been issued under the terminated Directors’ Incentive Plan.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2010, there were 10,302 options outstanding that had been issued under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and stock awards to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Compensation Committee of the Board. “Diluted shares outstanding” means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method. In 2010 the number of available stock awards under this plan increased by 20,000.

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. The Compensation Committee has the discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten years after the date the Incentive Plan was approved by the Board of Directors, which was September 24, 2004. At December 31, 2010, the Company had 69,300 awards available for grant under the Incentive Plan.

Vesting under the plan is discretionary based upon a determination by the Compensation Committee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company using historical volatility as a guide. The expected life is based on previous option exercise experience. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the years ended December 31, 2009 and 2008, respectively. No options were granted to employees in 2010. The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008 was $1.70 and $1.69, respectively.

	2009	2008

Dividend yield	0.00%	5.21%
Risk-free interest rate	3.13%	3.47%
Volatility	22.50%	22.54%
Expected life (years)	7.5	7.5

A summary of option activity under the stock option plans discussed above for the three years ended December 31, 2010 is presented below:

	Options Available	Options Outstanding	Exercise Price Range	Weighted Average Exercise Price

Balance at December 31, 2007	37,700	324,253	$6.83-27.50	$19.58

Exercised	—	(4,856)	9.58-17.55	9.67
Authorized	20,000	—	—	—
Forfeited	29,900	(34,075)	12.58-27.50	22.83
Granted	(84,800)	84,800	11.25-14.50	12.84

Balance at December 31, 2008	2,800	370,122	9.58-27.50	17.87

Authorized	20,000	—	—	—
Forfeited	22,000	(28,775)	11.75-27.50	17.39
Granted	(9,000)	9,000	5.05	5.05

Balance at December 31, 2009	35,800	350,347	5.05-27.50	17.58

Exercised	—	—	—	—
Authorized	20,000	—	—	—
Forfeited	13,500	(21,225)	5.05-28.00	18.17
Expired	—	(3,000)	26.00	15.64

Balance at December 31, 2010	69,300	326,122	$5.05-28.00	$17.56

The following table sets forth the exercise prices, the number of options outstanding and the number of options exercisable at December 31, 2010:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining (Years)	Number of Options Exercisable	Weighted Average Exercise Price

$5.05-$12.58	53,000	$10.81	7.64	19,800	$11.22
$14.50-$18.67	165,322	15.98	3.76	141,941	16.10
$19.30-$27.50	107,800	23.30	5.55	82,800	23.74

Total/Wtd Avg	326,122	$17.56	4.68	244,541	$18.29

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

December 31, 2010
Aggregate intrinsic value of outstanding options	$—
Aggregate intrinsic value of exercisable options	$—
Weighted average remaining life of all options	5.28

The total intrinsic value of options exercised during the twelve month period ended December 31, 2008 was approximately $18,000. No options were exercised in 2010 or 2009.

As of December 31, 2010, there was approximately $143,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.08 years. The current total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was approximately $91,000, $127,000 and $133,000, respectively.

Non-Qualified Plans - The Company has established certain non-qualified benefit plans for certain key executive officers and directors. The benefits under the plans are computed and payable under certain terms as specified in each agreement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of each agreement until the initial payments are made at the normal retirement dates. Compensation expense related to these plans of approximately $105,000, $105,000 and $112,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The total liability under these plans was approximately $1,195,000 at December 31, 2010 and is included in other liabilities in the accompanying consolidated balance sheets.

The Bank has purchased and is the owner and beneficiary of certain life insurance policies that will be used to finance the benefits under these agreements. Income earned on the life insurance policies, which is exempt from federal and state income tax, of approximately $284,000, $290,000 and $252,000 for the years ended December 31, 2010, 2009 and 2008, respectively, is included in other income. In July 2010, the death of one of the insured resulted in a $263,439 gain on the settlement of life insurance which is included in other income.

12.	Income Taxes

The components of the provision for income taxes are as follows:

	2010	2009	2008
Current income tax expense (benefit):
State	$—	$—	$—
Federal	117,443	(1,273,532)	302,451

	117,443	(1,273,532)	302,451
Deferred federal income tax expense (benefit)	(1,504,425)	637,373	(3,723,259)
Increase in valuation allowance	5,704,730	—	—

Provision (benefit) for income taxes	$4,317,748	$(636,159)	$(3,420,808)

The provision for income taxes differs from the amount of income tax computed at the federal statutory rate due to the following:

	2010		2009		2008
	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax

Income (loss) before income taxes	$(2,978,136)		$(1,147,548)		$(8,860,912)

Tax (benefit) at statutory rate	$(1,012,566)	(34.0)%	$(390,166)	(34.0)%	$(3,012,710)	(34.0)%
Tax effect of:
Federally tax exempt interest income	(370,158)	(12.4)	(345,412)	(30.1)	(330,480)	(3.7)
Restricted stock valuation allowance			106,000	9.2	—	—
Valuation allowance	5,704,730	191.6	—	—	—	—
Other—net	(4,258)	(.1)	(6,581)	(0.6)	(77,618)	(0.9)

Income tax provision (benefit)	$4,317,748	145.1%	$(636,159)	(55.4)%	$(3,420,808)	(38.6)%

Deferred tax assets consist of the following:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,739,000	$1,581,000
Other than temporary impairment	356,000	356,000
Deferred compensation	921,000	916,000
Net operating loss carryforward	2,078,000	1,522,000
Investment securities	456,589	—
Other	1,055,730	276,306

Total deferred tax assets	6,606,319	4,651,306
Less valuation allowance	(5,810,730)	(106,000)

	795,589	4,545,306

Deferred tax liabilities:
Depreciation	253,000	241,000
Prepaid expenses	86,000	104,000
Investment securities	—	759,254

	339,000	1,104,254

Net deferred tax asset	$456,589	$3,441,052

Net operating loss carryforwards are for federal income tax purposes and expire on December 31, 2030.

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a valuation allowance on the net deferred tax assets outstanding at the beginning of the period exclusive of the investment securities. Also, the Company did not record a deferred tax benefit on the pretax loss generated in 2010, resulting in net income tax expense of $4,317,748 for the year ended December 31, 2010.

13.	Other Noninterest Income

Other noninterest income for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Earnings on life insurance policies	$284,287	$289,976	$251,641
Card service income	535,837	403,571	363,205
Safe deposit box rental	21,596	22,602	21,369
Investment services	564,103	597,263	835,649
Gain on settlement of life insurance	263,439	—	—
Other fees	390,719	409,923	510,024

	$2,059,981	$1,723,335	$1,981,888

14.	Other Noninterest Expenses

Other noninterest expense for the years ended December 31 consists of the following:

	2010	2009	2008

Loan department expenses	$89,004	$154,997	$129,800
General operating expenses	566,705	569,462	521,042
Educational expenses	44,650	48,024	99,011
Credit card expense	216,875	179,156	145,520
Travel and entertainment	66,222	68,366	153,708
Telephone expense	115,792	129,656	132,831
Internet banking expense	166,869	155,875	143,469
Other	137,520	89,233	328,141

	$1,403,637	$1,394,769	$1,653,522

15.	Transactions with Directors and Executive Officers

Our directors and executive officers are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rate and collateral, as those prevailing at the time for our other customers and did not involve more than normal risk of collectibility or present other unfavorable features.

Aggregate loan transactions with these related parties are as follows:

	2010	2009

Balance, beginning	$3,876,046	$4,220,835
Advances	99,276	1,487,021
Repayments	(1,645,653)	(1,826,019)
Other	(1,000)	(5,791)

Balance, ending	$2,328,669	$3,876,046

Other includes closed or reduced lines of credit.

Included in the balances outstanding are directors and executive officers’ available unused lines of credit totaling approximately $1,090,000 at December 31, 2010 and December 31, 2009.

The Company has an unfunded Deferred Compensation Plan which allows directors to annually defer directors’ fees, which are then eligible for various future payment plans as chosen by the director. The Deferred Compensation Plan, which was revised effective January 1, 2007, provides for a two-tiered deferred compensation system as follows:

	Tier Level	Maximum Deferral Amount	Interest Rate	Interest Rate Floor	Interest Rate Ceiling

(1) (2)	One	$9,000	80% ROAE	5%	10%
(2)	Two	> $9,000	Prime - 3%	None	None

(1)	ROAE represents return on average equity of the Company for the previous year.
(2)	Upon attaining age 65, a director may no longer defer any fees. Fees previously deferred will continue to earn interest after age 65 as provided for by the respective tiers.

All fees deferred prior to January 1, 2007 are treated as Tier 1. Net deferrals, including interest, under the Plan during 2010, 2009 and 2008, totaled approximately $53,000, $11,000 and $167,000, respectively. The balance of total deferred director fees included in other liabilities was $1,469,132 and $1,416,347 at December 31, 2010 and 2009, respectively.

16.	Employment Agreement

The Company has entered into an employment agreement with its President and Chief Executive Officer to ensure a stable and competent management base. The agreements provide for benefits as spelled out in the contracts and can be terminated by the Board of Directors with 180 days written notice, or can be terminated immediately for cause. In the event of a change in control of Company, as outlined in the agreements, the acquirer will be bound to the terms of the contracts.

17.	Regulatory Matters

Dividends - The Bank’s ability to pay cash dividends to the Holding Company is restricted by state banking regulations to the amount of the Bank’s retained earnings and statutory capital and other regulatory requirements.

Capital Requirements - The Holding Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2010, that all capital adequacy requirements are met to which the Holding Company and Bank are subject.

The actual capital amounts (in thousands) and ratios and minimum regulatory amounts (in thousands) and ratios are as follows:

			For Capital Adequacy Purposes		To Be Well Capitalized Under Formal Agreement Dated March 1, 2010
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital
(to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	$30,948	10.0%
Tier 1 capital
(to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	$18,569	6.0%
Tier 1 capital
(to average assets)	$29,334	6.45%	$18,190	4.0%	$36,380	8.0%

As of December 31, 2009
Total risk-based capital
(to risk-weighted assets)	$39,985	11.5%	$27,824	8.0%	$34,780	10.0%
Tier 1 capital
(to risk-weighted assets)	$35,614	10.2%	$13,912	4.0%	$20,867	6.0%
Tier 1 capital
(to average assets)	$35,614	7.6%	$18,809	4.0%	$23,511	5.0%

The Holding Company is also subject to certain capital requirements. At December 31, 2010 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 8.6%, 5.8% and 11.0%, respectively. At December 31, 2009 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 10.3%, 7.7% and 12.1%, respectively.

The Bank is required by the Federal Reserve Bank to maintain average cash reserve balances at the Federal Reserve Bank and in working funds based upon a percentage of deposits. The required amount of these reserve balances at December 31, 2010 was approximately $100,000.

On March 1, 2011, the Bank entered into a consent order (“Consent Order”) with its primary regulator, the FDIC and the SC Board of Financial Institutions. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity and interest rate risk. In addition, the Consent Order has established minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, the Bank must achieve and maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% by August 1, 2011. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well capitalized.” If the Bank is unable to achieve the required capital ratios within the specified timeframes, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

18.	Fair Value

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury, other U.S. Government and agency mortgage-backed debt securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments, whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category currently includes only collateralized debt obligations.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2010, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at net realizable value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2010
Available for sale securities:
Municipal securities	$30,637,743	$—	$30,637,743	$—
Mortgage-backed securities	101,793,304	—	101,793,304	—
Collateralized debt obligation	381,897	—	—	381,897

Total available for sale securities	$132,812,944	$—	$132,431,047	$381,897
December 31, 2009
Available for sale securities:
United States Government and other agency obligations	$1,987,762	$—	$1,987,762	$—
Municipal securities	22,786,537	—	22,786,537	—
Mortgage-backed securities	99,873,865	—	99,873,865	—
Collateralized debt obligation	335,844	—	—	335,844

Total available for sale securities	$124,984,008	$—	$124,648,164	$335,844

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Beginning fair value	$335,844	$49,170

Total unrealized gain included in other comprehensive loss	46,053	439,979

Impairment charges during the year	—	(153,305)

Transfers in and/or out of level 3	—	—

Ending fair value	$381,897	$335,844

There were no Level 3 liabilities recorded at fair value on a recurring basis for the year ending December 31, 2010.

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

		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Level 1	Level 2	Level 3
Impaired loans	$9,382,400	$—	$—	$9,382,400
OREO	9,037,961	—	—	9,037,961

		Fair Value Measurements at Reporting Date Using
Description	12/31/2009	Level 1	Level 2	Level 3
Impaired loans	$2,987,692	$—	$—	$2,987,692
OREO	8,493,968	—	—	8,493,968

The Bank had impaired loans with outstanding balances of approximately $19,980,000 and $4,966,000 at December 31, 2010 and 2009, respectively. Collateral dependent impaired loans had current balances of $11,747,000 before approximately $2,364,000 of charge-offs at December 31, 2010. Included in this total is $4,718,000 of impaired loans with valuation allowances of $1,485,000. Collateral dependent impaired loans were approximately $4,027,000 at December 31, 2009 with valuation allowances of $1,039,000.

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

•

Investment securities are valued using quoted fair market prices for actively traded securities; pricing models for investment securities traded in less active markets and discounted future cash flows for securities with no active market.

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

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$27,966,381	$27,966,381	$12,663,978	$12,663,978
Investment securities	132,812,944	132,812,944	124,984,008	124,984,008
Loans - net	262,505,325	257,624,521	301,078,198	293,445,878
Loans held for sale	1,082,000	1,099,853	—	—
Restricted stock	5,309,100	5,309,100	5,936,900	5,936,900
Accrued interest receivable	1,828,615	1,828,615	2,054,466	2,054,466
Bank owned life insurance	6,991,069	6,991,069	6,970,221	6,970,221

Financial liabilities
Deposits	$321,384,927	$322,438,393	$298,645,532	$299,009,028
Federal funds purchased	—	—	3,992,931	3,992,931
Federal reserve borrowings	—	—	10,000,000	10,000,000
Repurchase agreements	15,000,000	15,389,405	15,000,000	15,436,441
Notes payable to FHLB	87,500,000	89,847,677	106,500,000	109,110,866
Junior subordinated debentures	11,341,000	11,341,000	11,341,000	11,341,000
Accrued interest payable	1,398,639	1,398,639	1,569,479	1,569,479

19.	Preferred Stock

On January 30, 2009, Greer Bancshares Incorporated issued 9,993 shares of cumulative perpetual preferred stock (“Series SP Preferred Stock”), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 500 shares of cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $9,993,000. The warrants were exercised immediately resulting in the issuance of 500 shares of cumulative perpetual preferred stock (“Series WP Preferred Stock) to the U.S. Treasury.

Series SP Preferred Stock is non-voting and pays cumulative dividends quarterly at a rate of 5% per annum for the first five years and 9% per annum thereafter. The preferred shares are redeemable at the option of the Company under certain circumstances during the first three years and only thereafter without restriction.

The terms of the Series WP Preferred Stock are substantially identical to those of the Series SP Preferred Stock. Differences include the payment under the Series WP Preferred Stock of cumulative dividends at a rate of 9% per year. In addition such stock may not be redeemed while shares of the Series SP Preferred Stock are outstanding.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements were modified to comply with the issuance of the cumulative perpetual preferred stock as required by the U.S. Treasury.

20.	Recent Regulatory Developments

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the South Carolina Board of Financial Institutions (the “SC Banking Board”). The Consent Order is based on the findings of the FDIC during their on-site examination of the Bank as of June 30, 2010. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight. Specifically, under the terms of the Consent Order, the Bank is required to (i) develop, implement and adhere to a written program to reduce the high level of credit risk; (ii) update and implement written policies and procedures addressing loan policy, allowance for loan losses and other real estate owned; (iii) continue to improve its liquidity position and maintain adequate sources of funding; (iv) obtain prior written determination of no supervisory objection from the FDIC before accepting, renewing or rolling over brokered deposits; (v) update and adhere to a strategic plan designed to improve the condition of the Bank; (vi) develop and submit a capital plan to achieve and maintain certain capital requirements; and (vii) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

21.	Subsequent Events

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends.

The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond.

22.	Condensed Parent Company Financial Information

The following condensed financial information for Greer Bancshares Incorporated (Parent Company only) should be read in conjunction with the consolidated financial statements and the notes thereto.

	December 31
	2010	2009
Parent Company Only
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$129,607	$425,125
Investment in Trusts	341,000	341,000
Equity in net assets of Bank subsidiary	28,605,811	37,441,003
Taxes receivable	8,481	8,481
Premises and equipment, net of depreciation	635,457	1,196,007

Total assets	$29,720,356	$39,411,616

Liabilities and stockholders’ equity:
Liabilities:
Junior subordinated debentures	$11,341,000	$11,341,000
Interest payable	49,580	49,460
Other liabilities	68,424	68,485

Total liabilities	11,459,004	11,458,945

Stockholders’ equity	18,261,352	27,952,671

Total liabilities and stockholders’ equity	$29,720,356	$39,411,616

	Years Ended December 31,
	2010	2009	2008
Parent Company Only
Condensed Statements of Loss

Income:
Lease income from Bank subsidiary	$60,000	$60,000	$60,000
Interest income of deposits	8,916	7,407	—
Dividends from Bank subsidiary	—	150,000	1,527,605

Total income	68,916	217,407	1,587,605

Expenses:
Interest on long-term borrowings	259,474	326,767	600,447
Noninterest expense	120,919	131,990	387,315

Total expenses	380,393	458,757	987,762

Income (loss) before taxes	(311,477)	(241,350)	599,843
Income tax benefit	—	(133,059)	(315,439)

Income (loss) before equity earnings	(311,477)	(108,291)	915,282

Equity in undistributed loss of Bank subsidiary	(6,984,407)	(403,098)	(6,355,386)

Net loss	(7,295,884)	(511,389)	(5,440,104)

Preferred stock dividends and net discount accretion	(641,618)	(580,563)	—

Net loss attributed to common shareholders	$(7,937,502)	$(1,091,952)	$(5,440,104)

	Years Ended December 31,
	2010	2009	2008
Parent Company Only
Condensed Statements of Cash Flows

Operating activities:
Net loss	$(7,295,884)	$(511,389)	$(5,440,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of construction in progress	—	—	248,569
Undistributed equity loss of Bank subsidiary	6,984,407	403,098	6,355,386
Loss on sale of land	3,616	—	—
Change in operating assets and liabilities	58	51,236	51,844

Net cash provided by (used for) operating activities	(307,803)	(57,055)	1,215,695

Investing activities:
Proceeds from sale of land	556,934	—	—
Investment in Bank subsidiary	—	(9,000,000)	—

Net cash provided by (used for) Investing activities	556,934	(9,000,000)	—

Financing activities:
Proceeds from the issuance of preferred stock	—	9,949,410	—
Cash dividends paid on preferred stock	(544,649)	(432,694)	(1,267,605)
Proceeds from exercise of stock options	—	—	46,960

Net cash used by financing activities	(544,649)	(9,516,716)	(1,220,645)

Net increase (decrease) in cash and cash equivalents	(363,942)	391,579	(4,950)

Cash and cash equivalents beginning of year	425,125	33,546	38,496

Cash and cash equivalents at end of year	$129,607	$425,125	$33,546

	Years Ended December 31,
	2010	2009	2008

Non-cash investing and financing activities:
Dividends payable	$—	$68,082	$—

Change in other comprehensive income (loss)	$(1,942,192)	$1,062,353	$(6,294)

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

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2010.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2010.

Based on our assessment, we believe that as of December 31, 2010, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

No Attestation of Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

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

Item 11. Executive Compensation

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]

Equity Compensation Plans approved by security holders	326,122	$18.29	69,300

Equity Compensation Plans not approved by security holders	—	—	—

Total	326,122	$18.29	69,300

(1)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under “Governance of the Company,” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 23, 2011, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm – Dixon Hughes PLLC

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Income (Loss) – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows – Years ended 2010, 2009 and 2008

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

GREER BANCSHARES INCORPORATED

Date: March 31, 2011	By:	s/s J.Richard Medlock, Jr.
J. Richard Medlock, Jr.
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Richard Medlock, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Walter M. Burch Walter M. Burch, Chairman	Date: March 31, 2011

s/s Mark S. Ashmore Mark S. Ashmore, Director	Date: March 31, 2011

s/s Steven M. Bateman Steven M. Bateman, Director	Date: March 31, 2011

s/s Raj K.S. Dhillon Raj K. S. Dhillon, Director	Date: March 31, 2011

s/s Gary M. Griffin Gary M. Griffin, Director	Date: March 31, 2011

s/s R. Dennis Hennett R. Dennis Hennett, Director	Date: March 31, 2011

s/s Harold K. James Harold K. James, Director	Date: March 31, 2011

s/s Paul D. Lister Paul D. Lister, Director	Date: March 31, 2011

s/s Theron C. Smith, III Theron C. Smith III, Director	Date: March 31, 2011

s/s C. Don Wall C. Don Wall, Director	Date: March 31, 2011

s/s J. Richard Medlock, Jr. J. Richard Medlock, Jr., Executive Vice President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	Date: March 31, 2011

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Articles of Amendment of Greer Bancshares Incorporated, filed with the South Carolina Secretary of State on January 29, 2009, containing Certificates of Designations creating: (i) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, and (ii) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on September 4, 2008 (File No. 000-33021).

4.1	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Articles of Incorporation of the Company and Articles of Amendment of the Company (included as Exhibits 3.1 and 3.2, respectively).

4.3	Bylaws (included as Exhibit 3.3).

4.4	Warrant to Purchase Preferred Stock of the Company dated January 30, 2009, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.5	Form of certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.6	Form of Certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.4*	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.5*	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.6*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.7*	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.8*	Second Amendment to Employment Agreement between Kenneth M. Harper and Greer State Bank dated December 30, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.9*	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed on August 1, 2007.

10.10*	First Amendment to Greer State Bank Amended and Restated Salary Continuation Agreement with Kenneth M. Harper dated December 30, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2009.

10.11*	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.12*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.13*	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.14*	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.15	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.16	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.17	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.18	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.19*	Form of Senior Executive Officer Waiver to the United States Department of the Treasury from Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.20*	Form of Amendment to Compensation Agreements for Senior Executive Officers of Greer Bancshares Incorporated between the Company and Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.21	Letter agreement, including securities purchase agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 19, 2009.

10.22	Stipulation to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation, the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions and Greer State Bank and related Consent Order, effective March 1, 2011.

14	Director and Executive Officer Code of Ethics, as amended May 24, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes PLLC

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1(1)	Certification pursuant to Section111(b)(4) of the Emergency Economic Stabilization Act of 2008.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.