Form 10-Q
period 2011-03-31
GREER BANCSHARES INC
filed 2011-05-16
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at 5/13/11
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2011	December 31, 2010*
Assets
Cash and due from banks	$26,582	$23,700
Interest bearing deposits in banks	1,765	512
Federal funds sold	3,567	3,754

Cash and cash equivalents	31,914	27,966
Investment securities:
Available for sale	130,455	132,813
Loans, net of allowance for loan losses of $7,486 and $7,495, respectively	250,635	262,505
Loans held for sale	705	1,082
Premises and equipment, net	5,189	5,253
Accrued interest receivable	1,645	1,829
Restricted stock	5,309	5,309
Other real estate owned	9,042	9,038
Deferred tax asset	305	457
Other assets	9,166	10,515

Total Assets	$444,365	$456,767

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$33,195	$36,434
Interest bearing	288,776	284,951

Total deposits	321,971	321,385
Long term borrowings	100,841	113,841
Other liabilities	3,067	3,280

Total Liabilities	425,879	438,506

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at March 31, 2011 and December 31, 2010	9,602	9,571
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2011 and December 31, 2010	550	555
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2011 and December 31, 2010	12,433	12,433
Additional paid in capital	3,654	3,634
Accumulated deficit	(7,268)	(7,203)
Accumulated other comprehensive loss	(485)	(729)

Total Stockholders’ Equity	18,486	18,261

Total Liabilities and Stockholders’ Equity	$444,365	$456,767

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Loss

(Unaudited)

(Dollars in thousands, except per share data)

	For Three months Ended
	3/31/11	3/31/10
Interest Income:
Loans	$3,506	$4,002
Investment securities:
Taxable	719	927
Exempt from federal income tax	301	247
Federal funds sold	13	6
Other	1	7

Total interest income	4,540	5,189

Interest Expense:
Interest on deposit accounts	1,062	1,202
Interest on short term borrowings	—	5
Interest on long term borrowings	757	1,026

Total interest expense	1,819	2,233

Net interest income	2,721	2,956
Provision for loan losses	100	1,112

Net interest income after provision for loan losses	2,621	1,844

Non-interest income:
Customer service fees	178	187
Gain on sale of investment securities	1	956
Other noninterest income	428	433

Total noninterest income	607	1,576

Non-interest expenses:
Salaries and employee benefits	1,337	1,407
Occupancy and equipment	168	199
Postage and supplies	53	61
Marketing	27	51
Directors fees	23	44
Professional fees	157	88
FDIC deposit insurance assessments	193	155
Other real estate owned and foreclosure	968	1,093
Other	341	417

Total noninterest expenses	3,267	3,515

Loss before income taxes	(39)	(95)

Provision for income taxes:	—	—

Net loss	(39)	(95)

Preferred stock dividends and net discount accretion	(164)	(159)

Net loss available to common shareholders	$(203)	$(254)

Basic net loss per share of common stock	$(.08)	$(.10)

Diluted net loss per share of common stock	$(.08)	$(.10)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three months Ended
	3/31/11	3/31/10

Net Loss	$(39)	$(95)

Other comprehensive income(loss), net of tax:
Unrealized holding gain on available for sale investment securities	245	62
Less reclassification adjustments for gains included in net loss	(1)	(631)

Other comprehensive income (loss), net of tax	244	(569)

Comprehensive Income (Loss)	$205	$(664)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

for the Three Months Ended March 31, 2011

(Unaudited)

(Dollars in thousands, except per share data)

			Common Stock	Additional Paid In capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Preferred stock
	Series 2009-SP	Series 2009-WP
Balances at December 31, 2010	$9,571	$555	$12,433	$3,634	$(7,203)	$(729)	$18,261

Net loss	—	—	—	—	(39)	—	(39)
Other comprehensive income, net of tax	—	—	—	—	—	244	244
Amortization of premium and discount on preferred stock	31	(5)	—	—	(26)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	20	—	—	20

Balances at March 31, 2011	$9,602	$550	$12,433	$3,654	$(7,268)	$(485)	$18,486

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three months Ended
	3/31/11	3/31/10
Operating activities
Net loss	$(39)	$(95)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94	91
Amortization of premiums on mortgage-backed securities	399	—
Gain on sale/call of investment securities	(1)	(956)
Loss on sale of land	—	4
(Gain) loss on sale of other real estate owned	(47)	41
Impairment loss on restricted stock	—	964
Impairment loss on other real estate owned	657	—
Provision for loan losses	100	1,112
Origination of loans held for sale	(4,278)	(2,028)
Proceeds from sales of loans held for sale	4,688	1,516
Gain on sale of loans held for sale	(33)	(34)
Deferred income tax benefit	(1)	(355)
Decrease in prepaid FDIC deposit insurance	183	146
Stock based compensation	20	23
Increase in cash surrender value of life insurance	(74)	(81)
Net change in:
Accrued interest receivable	183	161
Other assets	1,240	180
Accrued interest payable	(213)	(109)
Other liabilities	1	(168)

Net cash provided by operating activities	2,879	412

Investing activities
Activity in available-for-sale securities:
Sales	—	34,413
Maturities, payment and calls	7,019	7,991
Purchases	(4,664)	(30,070)
Net decrease in loans	9,480	3,670
Proceeds from sale of other real estate owned	1,677	741
Proceeds from sale of land	—	590
Purchase of premises and equipment	(29)	(33)

Net cash provided by investing activities	13,483	17,302

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Three months Ended
	3/31/11	3/31/10

Financing activities
Net increase in deposits	586	12,234
Repayment of notes payable to FHLB	(13,000)	(22,000)
Proceeds from notes payable to FHLB	—	9,000
Net decrease in short term borrowings	—	(13,993)
Preferred stock cash dividends paid	—	(68)

Net cash used for financing activities	(12,414)	(14,827)

Net increase in cash and cash equivalents	3,948	2,887
Cash and equivalents, beginning of period	27,966	12,664

Cash and equivalents, end of period	$31,914	$15,551

Cash paid for:
Income taxes	$—	$—

Interest	$2,032	$2,342

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$2,508	$407

Loans to facilitate sale of other real estate owned	$217	$410

Unrealized gains (losses) on available for sale investment securities, net of tax	$243	$(569)

Preferred stock dividends declared not paid	$—	$68

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated (the “Company”) is a one-bank holding company for Greer State Bank (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The statements of loss and comprehensive loss for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2010, which are included in the 2010 Annual Report on Form 10-K.

Note 2 – Net Loss per Common Share

Basic and diluted loss per common share is computed by dividing net loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three months ended March 31, 2011 and 2010. Anti-dilutive options totaling 321,621 and 350,197 have been excluded from the loss per share calculation for the three months ended March 31, 2011 and 2010, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance, exclusive of deferred taxes on the investment securities, on the net deferred tax assets outstanding at March 31, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
March 31, 2011
Available for sale securities:
Municipal securities	$30,490	$—	$30,490	$—
Mortgage-backed securities	99,619	—	99,619	—
Collateralized debt obligation	346	—	—	346

Total available for sale securities	$130,455	$—	$130,109	$346

December 31, 2010
Available for sale securities:
Municipal securities	$30,638	$—	$30,638	$—
Mortgage-backed securities	101,793	—	101,793	—
Collateralized debt obligation	382	—	—	382

Total available for sale securities	$132,813	$—	$132,431	$382

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, and liabilities recorded at fair value on a recurring basis for the three months ended March 31, 2011 is as follows:

(Dollars in thousands)	Assets	Liabilities
Fair value, December 31, 2010	$382	$—
Total unrealized (loss) included in other comprehensive income	(36)	—
Transfers in and/or out of level 3	—	—

Fair value March 31, 2011	$346	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2011 and 2010.

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

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	3/31/2011	Level 1	Level 2	Level 3
Impaired loans	$9,074	$—	$—	$9,074
OREO	9,042	—	—	9,042

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Level 1	Level 2	Level 3
Impaired loans	$9,382	$—	$—	$9,382
OREO	9,038	—	—	9,038

The Bank had impaired loans with outstanding balances of approximately $15,356,000 and $19,980,000 at March 31, 2011 and December 31, 2010, respectively. Impaired loans with either charge-offs or specific reserves totaled $12,208,000 (Gross of charge-off) at March 31, 2011. Of this amount $1,835,000 has been charged-off and $1,299,000 has been specifically reserved. Collateral dependent impaired loans were approximately $11,747,000 at December 31, 2010 with valuation allowances of $1,485,000.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

•

Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying amount. Certificate of deposit accounts maturing within thirty days are valued at their carrying amount. Certificate of deposit accounts maturing after thirty days are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

	March 31, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$31,914	$31,914	$27,966	$27,966
Investment securities	130,455	130,455	132,813	132,813
Loans - net	250,635	245,469	262,505	257,625
Loans held for sale	705	714	1,082	1,100
Restricted stock	5,309	5,309	5,309	5,309
Accrued interest receivable	1,645	1,645	1,829	1,829
Bank owned life insurance	7,065	7,065	6,991	6,991

Financial liabilities
Deposits	$321,971	$322,746	$321,385	$322,438
Repurchase agreements	15,000	15,474	15,000	15,389
Notes payable to FHLB	74,500	76,488	87,500	89,848
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	1,135	1,135	1,399	1,399

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	March 31, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$30,557	$357	$424	$30,490
Mortgage-backed securities	100,353	587	1,321	99,619
Collateralized debt obligation	336	10	—	346

	$131,246	$954	$1,745	$130,455

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$31,263	$188	$813	$30,638
Mortgage-backed securities	102,400	618	1,225	101,793
Collateralized debt obligation	336	46	—	382

	$133,999	$852	$2,038	$132,813

The amortized cost and estimated fair value of investment securities at March 31, 2011 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year	$265	$266
Over 1 year through 5 years	1,038	1,073
After 5 years through 10 years	8,917	9,012
Over 10 years	20,673	20,485

	30,893	30,836
Mortgage backed securities	100,353	99,619

Total	$131,246	$130,455

Investment securities with an aggregate book value of approximately $94,374,000 and $92,579,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at March 31, 2011 and December 31, 2010 is shown below:

(Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$58,199	$1,321	$—	$—
Municipal securities	12,459	366	942	58

Total	$70,658	$1,687	$942	$58

(Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$56,367	$1,225	$—	$—
Municipal securities	14,930	695	882	118

Total	$71,297	$1,920	$882	$118

Management believes all of the unrealized losses as of March 31, 2011 and December 31, 2010 are temporary and as a result of temporary changes in the market. Twenty-eight municipal and seventeen mortgage-backed securities had unrealized losses at March 31, 2011 while at December 31, 2010, thirty-three were municipals and sixteen were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of approximately $346,000 at March 31, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table presents more detail on the collateralized debt obligation as of March 31, 2011 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands) Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Gain	Present Value Discounted Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$336	$346	$10	$346

Gross realized gains, gross realized losses, sale and call proceeds for available for sale securities for the three months ended March 31 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)	2011	2010

Gross realized gains	$1	$968
Gross realized losses	—	12

Net gain on sale of securities	$1	$956

Call proceeds	$275	$34,413

Note 6 – Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial and industrial:
Commercial	$45,597	$49,467
Leases & other	276	342

Total commercial and industrial:	45,873	49,809

Commercial real estate:
Construction/land	37,949	40,243
Commercial mortgages - owner occupied	43,426	42,569
Other commercial mortgages	65,945	71,213

Total commercial real estate	147,320	154,025

Consumer real estate:
1-4 residential	34,059	35,027
Home equity loans and lines of credit	25,660	25,846

Total consumer real estate	59,719	60,873

Consumer installment:	5,209	5,293

Total loans	258,121	270,000

Allowance for loan losses	(7,486)	(7,495)

Net loans	$250,635	$262,505

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Loans totaling approximately $94,543,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Non-accrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010

Commercial and industrial:
Commercial	$3,253	$2,739
Leases & other	—	—
Commercial real estate:
Construction/land	5,918	6,995
Commercial mortgages - owner occupied	3,329	2,865
Other commercial mortgages	2,788	4,750
Consumer real estate:
1-4 residential	670	311
Home equity loans and lines of credit	1,400	794
Consumer installment:
Consumer installment	108	251

Total	$17,466	$18,705

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $277,000 and $194,000 for the three months ended March 31, 2011 and 2010, respectively. $70,400 and $24,200 in gross interest income was recorded on non-accrual loans for the three months ended March 31, 2011 and 2010, respectively.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

An analysis of past due loans, segregated by class of loans, as of March 31, 2011 and December 31, 2010 follows:

(Dollars in thousands)	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
March 31, 2011
Commercial and industrial:
Commercial	$4,772	$983	$5,755	$39,842	$45,597	$—
Leases & other	—	—	—	276	276	—
Commercial real estate:
Construction/land	396	5,251	5,647	32,302	37,949	—
Commercial mortgages - owner occupied	1,001	2,812	3,813	39,613	43,426	—
Other commercial mortgages	2,291	1,227	3,518	62,427	65,945	—
Consumer real estate:
1-4 residential	1,676	672	2,348	31,711	34,059	—
Home equity loans and lines of credit	1,092	1,337	2,429	23,231	25,660	—
Consumer installment:
Consumer installment	201	62	263	4,946	5,209	—

Total	$11,429	$12,344	$23,773	$234,348	$258,121	$—

	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
December 31, 2010
Commercial and industrial:
Commercial	$4,734	$311	$5,045	$44,422	$49,467	$—
Leases & other	—	—	—	342	342	—
Commercial real estate:
Construction/land	910	5,598	6,508	33,735	40,243	—
Commercial mortgages - owner occupied	2,596	1,840	4,436	38,132	42,568	—
Other commercial mortgages	1,419	1,955	3,374	67,840	71,214	—
Consumer real estate:
1-4 residential	1,743	96	1,839	33,188	35,027	—
Home equity loans and lines of credit	1,047	749	1,796	24,050	25,846	—
Consumer installment:
Consumer installment	377	124	501	4,792	5,293	—

Total	$12,826	$10,673	$23,499	$246,501	$270,000	$—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Impaired loans are summarized as follows:

(Dollars in thousands)	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance	Average Recorded Investment in 2011
March 31, 2011
Commercial and industrial:

Commercial	$4,380	$2,854	$790	$3,644	$437	$3,586

Leases & other	—	—	—	—	—	—
Commercial real estate:

Construction/land	5,936	4,082	1,231	5,313	246	7,792
Commercial mortgages - owner occupied	3,696	1,276	2,248	3,524	565	3,245

Other commercial mortgages	3,183	2,359	516	2,875	51	3,514

Total	$17,195	$10,571	$4,785	$15,356	$1,299	$18,137

	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
December 31, 2010

Commercial and industrial:
Commercial	$4,145	$2,564	$853	$3,417	$492
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	7,498	5,314	1,883	7,197	444
Commercial mortgages - owner occupied	1,884	1,185	566	1,751	35
Other commercial mortgages	8,818	6,200	1,415	7,615	514

Total	$22,345	$15,263	$4,717	$19,980	$1,485

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
March 31, 2011
Commercial and industrial:
Commercial	$14,380	$18,153	$3,113	$9,951	$45,597
Leases & other	276	—	—	—	276
Commercial real estate:
Construction/land	9,019	13,087	708	15,136	37,950
Commercial mortgages - owner occupied	23,021	11,855	3,534	5,017	43,427
Other commercial mortgages	22,652	27,799	3,470	12,023	65,944
Consumer real estate:
1-4 residential	25,669	3,435	2,972	1,983	34,059
Home equity loans and lines of credit	20,609	2,131	926	1,994	25,660
Consumer installment:
Consumer installment	4,325	60	298	525	5,208

Total	$119,951	$76,520	$15,021	$46,629	$258,121

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
December 31, 2010
Commercial and industrial:
Commercial	$17,730	$16,847	$4,012	$10,878	$49,467
Leases & other	342	—	—	—	342
Commercial real estate:
Construction/land	9,731	12,256	1,679	16,577	40,243
Commercial mortgages - owner occupied	28,329	5,511	2,624	6,104	42,568
Other commercial mortgages	26,221	24,494	4,171	16,328	71,214
Consumer real estate:
1-4 residential	27,000	3,389	3,100	1,538	35,027
Home equity loans and lines of credit	21,089	1,957	1,192	1,608	25,846
Consumer installment:
Consumer installment	4,373	110	190	620	5,293

Total	$134,815	$64,564	$16,968	$53,653	$270,000

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses is summarized as follow:

(Dollars in thousands)	Dec 31, 2010	Re-Allocation	Provision	Charge-offs	Recoveries	March 31, 2011
Commercial and industrial:	$1,998	$(203)	$—	$42	$3	$1,756
Commercial real estate:	5,185	203	25	52	35	5,396
Consumer real estate:	245	—	25	—	—	270
Consumer installment:	67	—	50	64	11	64

Total	$7,495	$—	$100	$158	$49	$7,486

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
March 31, 2011
Loans individually evaluated for impairment	$3,644	$11,712	$—	$—	$15,356
Loans collectively evaluated for impairment	42,229	135,608	59,719	5,209	242,765

Balance March 31, 2011	$45,873	$147,320	$59,719	$5,209	$258,121

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$429	$870	$—	$—	$1,299
Loans collectively evaluated for impairment	1,327	4,526	270	64	6,187

Balance March 31, 2011	$1,756	$5,396	$270	$64	$7,486

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
December 31, 2010

Loans individually evaluated for impairment	$3,417	$16,563	$—	$—	$19,980
Loans collectively evaluated for impairment	46,353	136,273	62,141	5,253	250,020

Balance December 31, 2010	$49,770	$152,836	$62,141	$5,253	$270,000

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$491	$994	$—	$—	$1,485
Loans collectively evaluated for impairment	1,507	4,191	245	67	6,010

Balance December 31, 2010	$1,998	$5,185	$245	$67	$7,495

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $9,336,000 and $11,112,000 at March 31, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions as well as status change based on TDR classification standards.

Note 7 – New Accounting Pronouncements

ASU 2010-20 – Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU requires expanded disclosure about the credit quality of the loan portfolio in the notes to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disclosures related to period-end balances and the disclosures of activity that occurs during the reporting period were effective for annual or interim reporting periods beginning after December 15, 2010. The Financial Accounting Standards Board (“FASB”) elected to defer the disclosures related to troubled debt restructurings (“TDRs”) included within ASU No. 2010-20. The Company adopted this guidance for its year end 2010 and after. These disclosures did not have a material impact on the Company’s financial statements.

ASU 2011-01 – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The FASB issued ASU No. 2011-01 in January 2011. The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Company’s financial statements.

ASU No. 2011-02 – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. In April 2011, the FASB issued ASU No. 2011-02. The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20 so that these disclosures are expected to be effective for the second quarter of 2011. The provisions of ASU No. 2011-02 are effective for reporting periods ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 8 – Other Items

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

Income Taxes and Deferred Tax Asset

Income Taxes – The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. There are two accruals for income taxes: 1) The income tax receivable (or payable) represents the estimated amount currently due from (or due to) the federal government and is reported as a component of “other assets” or “other liabilities” in the consolidated balance sheet; 2) the deferred federal income tax asset or liability represents the estimated impact of temporary differences between how assets and liabilities are recognized under GAAP, and how such assets and liabilities are recognized under the federal tax code.

The effective tax rate is based in part on interpretation of the relevant current tax laws. Appropriate tax treatment is reviewed of all transactions taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax positions, recent tax audits and historical experience.

Deferred Tax Asset – In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a full valuation allowance, exclusive of the deferred tax assets on investment securities available for sale, on the net deferred tax assets.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $203,000 attributed to common shareholders, or ($.08) per diluted common share, for the quarter ended March 31, 2011, compared to consolidated net loss of $254,000, or ($.10) per diluted common share, for the quarter ended March 31, 2010. The results for the first quarter of 2011 were adversely impacted by Repossessed Real Estate Owned (“REO”) valuation adjustments of $657,000.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2011 was $4,540,000, compared to $5,189,000 for the quarter ended March 31, 2010, a decrease of $649,000, or 12.5%. Interest and fees on loans is the largest component of total interest income and decreased $496,000, or 12.4% to $3,506,000 for the quarter ended March 31, 2011, compared to $4,002,000 for the quarter ended March 31, 2010. The decrease in interest and fees on loans was primarily the result of reductions of $41,889,000 in average loan balances for the three months ending March 31, 2011, compared to the same period in 2010. The Company has intentionally decreased the loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.37% and 5.48% for the three months ended March 31, 2011 and March 31, 2010, respectively.

Interest income on investment securities decreased by $154,000 in the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decline was due primarily to reductions in the tax equivalent yields from 4.25% at March 31, 2010 to 3.50% at March 31, 2011 as the average balance of investments increased $8,532,000 in the three months ended March 31, 2011 compared to the same period in 2010. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio.

The Company’s total interest expense declined for the three months ended March 31, 2011 by $414,000 or 18.6% compared to the same period in 2010. The largest component of the Company’s interest expense is interest expense on deposits. Interest expense declined despite increases in average balances of interest bearing deposits of $14,624,000 for the three months ended March 31, 2011, compared to the same period in 2010. Market interest rate decreases resulted in the weighted average rate on interest bearing deposits declining from 1.78% at March 31, 2010 to 1.49% at March 31, 2011.

Interest on long term borrowings declined $269,000, or 26.2% for the three month period ending March 31, 2011 compared to the same period in 2010. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding and decreases in average yields on long term borrowings for the three months ended March 31, 2011 compared to the same period in 2010. Average long term borrowings outstanding declined by $22,856,000 for the three month period ending March 31, 2011 compared to the same period in 2010. This was a result of an overall decrease in the need for borrowings as a result of the loan portfolio decrease as noted above. Average yields on long term borrowings declined to 2.95% from 3.32% for the three months ended March 31, 2011 compared to the same period in 2010.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $235,000, or 7.9%, for the three months ended March 31, 2011, compared to the same period in 2010.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company was asset sensitive in the up to three months gap analysis and liability sensitive from three to twelve months as of March 31, 2011. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

The provision for loan losses during the three months ended March 31, 2011 was $100,000, compared to $1,112,000, for the same period in 2010. While the credit market has not improved greatly since the period in 2010, it does appear to have stabilized compared to the prior quarter. Non-performing assets have increased since the prior year quarter from $21.1 million to $26.5 million, but provisions have been accounted for in previous quarters and the loan portfolio has decreased $45,664,000 since March 31, 2010. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $969,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decline in noninterest income during the three months ended March 31, 2011 compared to the same period in 2010 is due to reduced gains on the sale of investment securities which attributed $956,000 in the prior year period.

Noninterest Expenses

Total noninterest expenses decreased $248,000, or 7.1%, for the three months ended March 31, 2011, to $3,267,000 compared to $3,515,000 for the three months ended March 31, 2010. The primary cause of decreased noninterest expense for the three months ended March 31, 2011 relates to a decrease in other real estate owned and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased slightly for three months ended March 31, 2011 compared to the same period in 2010. This is due to the Company temporarily suspending Company match for 401-k Plan contributions and certain other employee incentive programs. Occupancy and equipment, marketing, postage and supplies, and directors fees all declined as the result of continued budget control. Professional expense increased $69,000 primarily due to legal and consulting fees associated with Company regulatory issues. The Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments increased for the three months period ended March 31, 2011 primarily as the result of increased assessment rates.

Income Tax Expense

There was no income tax expense for the three months ended March 31, 2011 or during the same period in 2010. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of March 31, 2011, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance on its net deferred tax assets, exclusive of deferred tax assets on its investment securities available for sale. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 62.2% of total earning assets as of March 31, 2011. Gross loans totaled $258,121,000 as of March 31, 2011, a decline of $11,879,000, or 4.4%, from gross loans of $270,000,000 as of December 31, 2010. As a result of the adverse economic environment, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 67.3% of the loan portfolio as of March 31, 2011, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority in the Company’s local market area.

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

The credit administration function was also enhanced in 2010 with the addition of three new employees. A credit administrative assistant, credit analyst and OREO manager were hired to address the extensive time needed to manage the credit portfolio and Bank owned real estate. In addition, a special assets committee was formed in August 2010 which meets monthly to form strategies on problem loans and the disposition of OREO. The members include the chief executive officer, the chief credit officer, the chief credit administrator and two members of the board of directors.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2011 was $7,486,000, or 2.90% of gross loans outstanding, compared to $7,495,000 or 2.78% of gross loans outstanding at December 31, 2010. The net increase of .12% in the allowance was primarily a result of the decrease in the loans outstanding balance. The allowance at March 31, 2011 includes an allocation of $1,299,000 related to specifically identified impaired loans compared to $1,485,000 at December 31, 2010.

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

At March 31, 2011, the Company had $26,508,000 in non-performing assets, comprised of non-accruing loans of $17,466,000 and $9,042,000 in OREO. This compares to $18,705,000 in non-accruing loans and $9,038,000 in OREO at December 31, 2010. Non-performing loans consisted of $14,105,000 in real estate loans, $3,253,000 in commercial loans and $108,000 in consumer loans at March 31, 2011. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first three months of 2011 and 2010 were approximately $109,000 and $817,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 42.86% and 40.07% as of March 31, 2011 and December 31, 2010, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $9,336,000 and $11,112,000 at March 31, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions as well as status change based on TDR classification standards.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $29,163,000, or 11.3%, of total loans outstanding at March 31, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of March 31, 2011, investment securities totaled $130,455,000 or 31.99% of total earning assets. Investment securities decreased $2,358,000, or 1.78%, from $132,813,000 as of December 31, 2010, due to the call of three municipal securities totaling $1,215,000 and cash inflows from principal prepayments on mortgage backed securities, offset by the purchase of $4,149,000 in mortgage backed securities and $516,000 in municipal securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $31,914,000 at March 31, 2011, compared to $27,966,000 at December 31, 2010, an increase of $3,948,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits remained stable at $321,971,000 as of March 31, 2011 compared to $321,385,000 as of December 31, 2010. A slight increase in retail certificates of deposit was partially offset by a decline of $1,826,000 in brokered deposits. Total core deposits, defined as all deposits excluding time deposits of $250,000 or more and brokered deposits have increased by approximately $3,234,000 in the three months ended March 31, 2011.

At March 31, 2011 and December 31, 2010, interest bearing deposits comprised 89.8% and 88.7% of total deposits, respectively. Noninterest bearing deposits decreased by $3,522,000 through the first three months of 2011. Included in the interest bearing total were brokered deposits of $11,117,000, or 3.5%, and $13,000,000, or 4.0%, of total deposits at March 31, 2011 and December 31, 2010, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At March 31, 2011, total borrowings were $100,841,000, compared with $113,841,000 as of December 31, 2010. There were no federal funds purchased at March 31, 2011 or December 31, 2010. At March 31, 2011 and December 31, 2010, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $74,500,000 and $87,500,000, respectively, as of March 31, 2011 and December 31, 2010, respectively. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 2.89% and 3.05% as of March 31, 2011 and December 31, 2010, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.30 years and 2.18 years as of March 31, 2011 and December 31, 2010, respectively.

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

Although the interest does continue to accrue, both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

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

Liquidity and Capital Resources

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first three months of 2011, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2011, core deposits totaled approximately $291,255,000, or 90.5%, of the Company’s total deposits, compared to approximately $288,021,000, or 89.6%, of the Company’s total deposits as of December 31, 2010.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At March 31, 2011, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively. Approximately $12,000,000 was available for use as of March 31, 2011 and December 31, 2010. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $74,500,000 and $87,500,000 at March 31, 2011 and December 31, 2010, respectively. Unused available FHLB borrowings totaled approximately $36,504,000 and $13,473,000 at March 31, 2011 and December 31, 2010, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolio as collateral for approximately $15,393,000 in unused available credit as of March 31, 2011.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has remained stable at 22.3% at December 31, 2010 and March 31, 2011.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes.

Greer Bancshares Incorporated, the parent holding company generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2010. Since that time, the Company has funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company sold a parcel of land for $590,000 before selling costs which had been held for future expansion. The Company has approximately $128,000 in cash remaining as of March 31, 2011 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspending dividend payments noted below.

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

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2011. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

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

Federal Reserve MOU

On September 23, 2010, the Company entered into an informal Memorandum of Understanding (the “FRB MOU”) with the Federal Reserve Bank of Richmond (the “FRB”). Among other things, the FRB MOU requires the Company to seek permission prior to paying any dividends or trust preferred interest. The Company received permission from the FRB to make the required trust preferred interest payments in October and November of 2010 and the preferred stock dividend due in November, 2010. As discussed under “- Liquidity and Capital Resources” above, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Also, on January 6, 2011, the Company gave notice to the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as a part of the TARP program beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the FRB. The Company otherwise has responded and continues to coordinate with the FRB with respect to the FRB MOU.

The Bank’s ability to pay dividends is also restricted by the Consent Order entered into by the Bank with the FDIC and the S.C. Bank Board on March 1, 2011. The Consent Order is discussed under “- Regulatory Capital - Consent Order” below. Pursuant to the Consent Order, the Bank may not pay any dividends to the Company without the prior written approval of the FDIC and the SC Banking Board.

It is anticipated that neither the Company nor the Bank will pay any dividends until a substantial improvement in earnings has been achieved.

Consent Order

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the S.C. Bank Board. The Consent Order is based on the findings of the FDIC during their on-site examination of the Bank as of June 30, 2010. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight. Specifically, under the terms of the Consent Order, the Bank is required to (i) develop, implement and adhere to a written program to reduce the high level of credit risk; (ii) update and implement written policies and procedures addressing loan policy, allowance for loan losses and other real estate owned; (iii) continue to improve its liquidity position and maintain adequate sources of funding; (iv) obtain prior written determination of no supervisory objection from the FDIC before accepting, renewing or rolling over brokered deposits; (v) update and adhere to a strategic plan designed to improve the condition of the Bank; (vi) develop and submit a capital plan to achieve and maintain certain capital requirements; and (vii) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the Consent Order are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank must achieve and maintain a Tier

1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets. Our plan involves principal pay downs in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be sufficient to cause the Bank to meet the capital ratios set forth in the Consent Order prior to August 1, 2011. Success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly diluted prices, sell branches or other assets or seek other strategic solutions.

The Bank exceeded minimum regulatory capital requirements at March 31, 2011 and December 31, 2010 as set forth in the following table. With respect to the requirements of the Consent Order, as disclosed below, the Bank at March 31, 2011 and December 31, 2010 would have met the total risk-based capital ratio but would not have met the leverage ratio:

			For Capital Adequacy Purposes		To be Well Capitalized Under Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011
Total risk-based capital (to risk-weighted assets)	$33,101	11.2%	$23,739	8.0%	$29,674	10.0%
Tier 1 capital (to risk-weighted assets)	$29,381	9.9%	$11,870	4.0%	$17,805	6.0%
Tier 1 capital (leverage) (to average assets)	$29,381	6.6%	$17,895	4.0%	$35,789	8.0%

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	$30,948	10.0%
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	$18,569	6.0%
Tier 1 capital (leverage) (to average assets)	$29,334	6.45%	$18,190	4.0%	$36,380	8.0%

The Holding Company is also subject to certain capital requirements. At March 31, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 8.9%, 5.9% and 11.4%, respectively. At December 31, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 8.6%, 5.8% and 11.0%, respectively.

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2011. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On May 24, 2010, Greer State Bank filed a Complaint for foreclosure of a mortgage against McKeown Property on Lake Robinson, LLC, Bruce A. McKeown, Robert M. McKeown, Cathy J. Lockhart, Rita W. McKeown and Connie S. Santoro f/k/a Connie S. McKeown, in the Court of Common Pleas for Greenville County, State of South Carolina. This foreclosure arises from two loans from the Bank to McKeown Property on Lake Robinson, LLC with outstanding principal balances of $4,433,837.56 and $196,485.08, respectively. In addition to foreclosure of its mortgage, Greer State Bank also seeks judgment against individual Defendants Bruce A. McKeown and Rita W. McKeown arising from personal guaranties executed by each of them.

On October 5, 2010, McKeown Property on Lake Robinson, LLC, Bruce A. McKeown and Rita W. McKeown filed an Answer denying the Bank’s right to foreclose and asserting various counterclaims, commonly referred to as “lender liability” claims, including breach of contract, negligence, breach of fiduciary duty, and wrongful foreclosure. These Defendants seek an Order depriving Greer State Bank of its right to foreclose its mortgage and an undetermined amount of actual and punitive damages.

We believe the Counterclaims are without merit, and intend to vigorously defend this action, while pursing the foreclosure action.

The Company is involved in various other legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 1A. Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

10.1	Stipulation to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation, the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions and Greer State Bank and related Consent Order, effective March 1, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2011.

10.2	Agreement between Kenneth M. Harper, Greer State Bank and Greer Bancshares Incorporated effective March 24, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 30, 2011.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: May 16, 2011	/s/ R. Dennis Hennett
R. Dennis Hennett
President and Chief Executive Officer

Dated: May 16, 2011	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Stipulation to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation, the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions and Greer State Bank and related Consent Order, effective March 1, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 7, 2011.

10.2	Agreement between Kenneth M. Harper, Greer State Bank and Greer Bancshares Incorporated effective March 24, 2011, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed March 30, 2011.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

*	Filed herewith.