Form 10-Q
period 2011-06-30
GREER BANCSHARES INC
filed 2011-08-12
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2011
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	June 30, 2011	December 31, 2010*
Assets

Cash and due from banks	$20,383	$23,700
Interest bearing deposits in banks	640	512
Federal funds sold	2,940	3,754

Cash and cash equivalents	23,963	27,966
Investment securities:
Available for sale	131,609	132,813
Loans, net of allowance for loan losses of $7,033 and $7,495, respectively	235,848	262,505
Loans held for sale	253	1,082
Premises and equipment, net	5,095	5,253
Accrued interest receivable	1,752	1,829
Restricted stock	4,888	5,309
Other real estate owned	7,787	9,038
Deferred tax asset	—	457
Other assets	8,799	10,515

Total Assets	$419,994	$456,767

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:

Noninterest bearing	$34,497	$36,434
Interest bearing	267,805	283,482

Total deposits	302,302	319,916
Long term borrowings	94,841	113,841
Other liabilities	5,078	4,749

Total Liabilities	402,221	438,506

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at June 30, 2011 and December 31, 2010	9,634	9,571
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2011 and December 31, 2010	545	555
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2011 and December 31, 2010	12,433	12,433
Additional paid in capital	3,675	3,634
Accumulated deficit	(9,037)	(7,203)
Accumulated other comprehensive income (loss)	523	(729)

Total Stockholders’ Equity	17,773	18,261

Total Liabilities and Stockholders’ Equity	$419,994	$456,767

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Loss

(Unaudited)

(Dollars in thousands, except per share data)

	For Three months Ended		For Six months Ended
	6/30/11	6/30/10	6/30/11	6/30/10
Interest Income:
Loans	$3,324	$4,114	$6,830	$8,116
Investment securities:
Taxable	822	766	1,541	1,693
Exempt from federal income tax	296	263	597	510
Federal funds sold	14	7	27	13
Other	3	—	4	7

Total interest income	4,459	5,150	8,999	10,339

Interest Expense:
Interest on deposit accounts	950	1,216	2,012	2,418
Interest on short term borrowings	—	—	—	5
Interest on long term borrowings	730	963	1,487	1,989

Total interest expense	1,680	2,179	3,499	4,412

Net interest income	2,779	2,971	5,500	5,927
Provision for loan losses	1,995	1,564	2,095	2,676

Net interest income after provision for loan losses	784	1,407	3,405	3,251

Non-interest income:
Customer service fees	187	214	365	401
Gain on sale of investment securities	184	164	185	1,120
Other noninterest income	481	357	909	790

Total noninterest income	852	735	1,459	2,311

Non-interest expenses:
Salaries and employee benefits	1,295	1,425	2,632	2,832
Occupancy and equipment	174	185	342	384
Postage and supplies	63	65	116	126
Marketing	17	14	44	65
Directors fees	24	22	47	66
Professional fees	222	126	379	214
FDIC deposit insurance assessments	329	147	522	302
Other real estate owned and foreclosure	920	640	1,888	1,733
Other	334	331	675	748

Total noninterest expenses	3,378	2,955	6,645	6,470

Loss before income taxes	(1,742)	(813)	(1,781)	(908)

Provision for income taxes:	—	12	—	12

Net loss	(1,742)	(825)	(1,781)	(920)

Preferred stock dividends and net discount accretion	(161)	(160)	(325)	(319)

Net loss available to common shareholders	$(1,903)	$(985)	$(2,106)	$(1,239)

Basic net loss per share of common stock	$(.77)	$(.40)	$(.85)	$(.50)

Diluted net loss per share of common stock	$(.77)	$(.40)	$(.85)	$(.50)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Six months Ended
	06/30/11	06/30/10	06/30/11	06/30/10

Net Loss	$(1,742)	$(825)	$(1,781)	$(920)

Other comprehensive income, net of tax:
Unrealized holding gain on available for sale investment securities	1,122	1,076	1,367	1,138
Less reclassification adjustments for gains included in net income (loss)	(114)	(64)	(115)	(695)

Other comprehensive income	1,008	1,012	1,252	443

Comprehensive Income (Loss)	$(734)	$187	$(529)	$(477)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

the Six Months Ended June 30, 2011

(Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Preferred stock			Additional		Other	Total
	Series	Series	Common	Paid	Accumulated	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2010	$9,571	$555	$12,433	$3,634	$(7,203)	$(729)	$18,261

Net loss	—	—	—	—	(1,781)	—	(1,781)
Other comprehensive income, net of tax	—	—	—	—	—	1,252	1,252
Amortization of premium and discount on preferred stock	63	(10)	—	—	(53)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	41	—	—	41

Balances at June 30, 2011	$9,634	$545	$12,433	$3,675	$(9,037)	$523	$17,773

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six months Ended
	6/30/11	6/30/10
Operating activities
Net loss	$(1,781)	$(920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	189	185
Amortization of premiums on mortgage-backed securities	684	697
Gain on sale/call of investment securities	(185)	(1,120)
Loss on sale of land	—	4
Loss on sale of other real estate owned	4	37
Impairment loss on other real estate owned	1,322	1,373
Provision for loan losses	2,095	2,676
Origination of loans held for sale	(7,300)	(5,905)
Proceeds from sales of loans held for sale	8,189	4,043
Gain on sale of loans held for sale	(60)	(73)
Deferred income tax expense (benefit)	—	12
Decrease in prepaid FDIC deposit insurance	504	281
Stock based compensation	41	46
Increase in cash surrender value of life insurance	(142)	(158)
Net change in:
Accrued interest receivable	77	144
Other assets	1,354	225
Accrued interest payable	(139)	238
Other liabilities	468	33

Net cash provided by operating activities	5,320	1,818

Investing activities
Activity in available-for-sale securities:
Sales	6,012	43,003
Maturities, payment and calls	10,776	16,540
Purchases	(14,375)	(53,885)
Redemption of Restricted Stock	421	—
Net decrease in loans	21,934	9,205
Proceeds from sale of other real estate owned	2,554	789
Proceeds from sale of land	—	590
Purchase of premises and equipment	(31)	(116)

Net cash provided by investing activities	27,291	16,126

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Six months Ended
	6/30/11	6/30/10

Financing activities
Net increase (decrease) in deposits	(17,614)	13,447
Repayment of notes payable to FHLB	(19,000)	(24,000)
Proceeds from notes payable to FHLB	—	6,000
Net decrease in short term borrowings	—	(13,993)
Preferred stock cash dividends paid	—	(204)

Net cash used for financing activities	(36,614)	(18,750)

Net decrease in cash and cash equivalents	(4,003)	(806)
Cash and equivalents, beginning of period	27,966	12,664

Cash and equivalents, end of period	$23,963	$11,858

Cash paid for:
Income taxes	$—	$—

Interest	$3,638	$4,174

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$2,846	$2,170

Loans to facilitate sale of other real estate owned	$217	$942

Unrealized gains (losses) on available for sale investment securities, net of tax	$1,252	$443

Preferred stock dividends declared not paid	$—	$68

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

Certain captions and amounts in the prior financial statements were reclassified to conform with the 2011 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 2 –Net Loss per Common Share

Basic and diluted loss per common share is computed by dividing net loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and six months ended June 30, 2011 and 2010. Anti-dilutive options totaling 255,421 and 338,197 have been excluded from the loss per share calculation for the three and six months ended June 30, 2011 and 2010, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance on the net deferred tax assets outstanding at June 30, 2011.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At June 30, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
June 30, 2011
Available for sale securities:
Municipal securities	$30,305	$—	$30,305	$—
Mortgage-backed securities	101,010	—	101,010	—
Collateralized debt obligation	294	—	—	294

Total available for sale securities	$131,609	$—	$131,315	$294

December 31, 2010
Available for sale securities:
Municipal securities	$30,638	$—	$30,638	$—
Mortgage-backed securities	101,793	—	101,793	—
Collateralized debt obligation	382	—	—	382

Total available for sale securities	$132,813	$—	$132,431	$382

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the six months ended June 30, 2011 is as follows:

(Dollars in thousands)	Assets
Fair value, December 31, 2010	$382
Total unrealized (loss) included in other comprehensive income	(88)
Transfers in and/or out of level 3	—

Fair value June 30, 2011	$294

There were no Level 3 liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2011 and 2010.

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

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	6/30/2011	Level 1	Level 2	Level 3
Impaired loans	$9,462	$—	$—	$9,462
OREO	7,787	—	—	7,787

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Level 1	Level 2	Level 3
Impaired loans	$9,382	$—	$—	$9,382
OREO	9,038	—	—	9,038

The Bank had impaired loans with outstanding balances of approximately $14,525,000 and $19,980,000 at June 30, 2011 and December 31, 2010, respectively. Impaired loans with either charge-offs or specific reserves totaled $11,357,000 (Gross of charge-off) at June 30, 2011. Of this amount $3,250,000 has been charged-off and $1,895,000 has been specifically reserved. Collateral dependent impaired loans were approximately $11,747,000 at December 31, 2010 with valuation allowances of $1,485,000.

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

	June 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$23,963	$23,963	$27,966	$27,966
Investment securities	131,609	131,609	132,813	132,813
Loans - net	235,848	230,975	262,505	257,625
Loans held for sale	253	256	1,082	1,100
Restricted stock	4,888	4,888	5,309	5,309
Accrued interest receivable	1,752	1,752	1,829	1,829
Bank owned life insurance	7,133	7,133	6,991	6,991

Financial liabilities
Deposits	$302,302	$303,044	$319,916	$320,969
Repurchase agreements	15,000	15,836	15,000	15,389
Notes payable to FHLB	68,500	70,765	87,500	89,848
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	1,210	1,210	1,399	1,399

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	June 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$29,869	$551	$115	$30,305
Mortgage-backed securities	100,554	1,098	642	101,010
Collateralized debt obligation	336	0	42	294

	$130,759	$1,649	$799	$131,609

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$31,263	$188	$813	$30,638
Mortgage-backed securities	102,400	618	1,225	101,793
Collateralized debt obligation	336	46	—	382

	$133,999	$852	$2,038	$132,813

The amortized cost and estimated fair value of investment securities at June 30, 2011 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year	$265	$266
Over 1 year through 5 years	1,038	1,076
After 5 years through 10 years	7,496	7,666
Over 10 years	21,406	21,591

	30,205	30,599
Mortgage backed securities	100,554	101,010

Total	$130,759	$131,609

Investment securities with an aggregate book value of approximately $79,671,000 and $92,579,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at June 30, 2011 and December 31, 2010 is shown below:

(Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$40,715	$642	$—	$—
Municipal securities	5,766	94	979	21
Collateralized debt obligation	294	42	—	—

Total	$46,775	$778	$979	$21

(Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$56,367	$1,225	$—	$—
Municipal securities	14,930	695	882	118

Total	$71,297	$1,920	$882	$118

Management believes all of the unrealized losses as of June 30, 2011 and December 31, 2010 are temporary and as a result of temporary changes in the market. Eleven municipal and ten mortgage-backed securities had unrealized losses at June 30, 2011 while at December 31, 2010, thirty-three were municipals and sixteen were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of approximately $294,000 at June 30, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table presents more detail on the collateralized debt obligation as of June 30, 2011 with an original par value of approximately $1,087,000 These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands) Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$336	$294	$42	$294

Gross realized gains, gross realized losses, sale and call proceeds for available for sale securities for the six months ended June 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)	2011	2010

Gross realized gains	$185	$1,132
Gross realized losses	—	12

Net gain on sale of securities	$185	$1,120

Call/Sale proceeds	$6,012	$43,003

Note 6 – Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Commercial and industrial:
Commercial	$43,004	$49,467
Leases & other	209	342

Total commercial and industrial:	43,213	49,809

Commercial real estate:
Construction/land	34,641	40,243
Commercial mortgages - owner occupied	42,880	42,569
Other commercial mortgages	60,387	71,213

Total commercial real estate	137,908	154,025

Consumer real estate:
1-4 residential	31,915	35,027
Home equity loans and lines of credit	24,464	25,846

Total consumer real estate	56,379	60,873

Consumer installment:	5,381	5,293

Total loans	242,881	270,000

Allowance for loan losses	(7,033)	(7,495)

Net loans	$235,848	$262,505

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Loans totaling approximately $106,432,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Non-accrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)

	June 30, 2011	December 31, 2010
Commercial and industrial:	$2,829	$2,739
Commercial	—	—
Leases & other
Commercial real estate:
Construction/land	3,969	6,995
Commercial mortgages - owner occupied	2,745	2,865
Other commercial mortgages	2,894	4,750
Consumer real estate:
1-4 residential	957	311
Home equity loans and lines of credit	1,026	794
Consumer installment:
Consumer installment	10	251

Total	$14,430	$18,705

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $507,000 and $437,000 for the six months ended June 30, 2011 and 2010, respectively. No interest income was recorded on non-accrual loans for the six months ended June 30, 2011 and 2010.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

An analysis of past due loans, segregated by class of loans, as of June 30, 2011 and December 31, 2010 follows:

(Dollars in thousands)

June 30, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$1,286	$2,709	$3,995	$39,009	$43,004	$—
Leases & other	—	—	—	209	209	—
Commercial real estate:
Construction/land	224	3,483	3,707	30,934	34,641	—
Commercial mortgages - owner occupied	114	2,745	2,859	40,021	42,880	—
Other commercial mortgages	260	2,382	2,642	57,745	60,387	—
Consumer real estate:
1-4 residential	685	748	1,433	30,482	31,915	—
Home equity loans and lines of credit	387	900	1,287	23,177	24,464	—
Consumer installment:
Consumer installment	14	5	19	5,362	5,381	—

Total	$2,970	$12,972	$15,942	$226,939	$242,881	$—

December 31, 2010	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$4,734	$311	$5,045	$44,422	$49,467	$—
Leases & other	—	—	—	342	342	—
Commercial real estate:
Construction/land	910	5,598	6,508	33,735	40,243	—
Commercial mortgages - owner occupied	2,596	1,840	4,436	38,132	42,568	—
Other commercial mortgages	1,419	1,955	3,374	67,840	71,214	—
Consumer real estate:
1-4 residential	1,743	96	1,839	33,188	35,027	—
Home equity loans and lines of credit	1,047	749	1,796	24,050	25,846	—
Consumer installment:
Consumer installment	377	124	501	4,792	5,293	—

Total	$12,826	$10,673	$23,499	$246,501	$270,000	$—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Impaired loans are summarized as follows:

(Dollars in thousands)

June 30, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$3,690	$1,353	$2,140	$3,493	$836
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	6,399	2,070	1,694	3,764	401
Commercial mortgages – owner occupied	4,347	2,232	1,982	4,214	552
Other commercial mortgages	3,339	2,269	785	3,054	106

Total	$17,775	$7,924	$6,601	$14,525	$1,895

December 31, 2010	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$4,145	$2,564	$853	$3,417	$492
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	7,498	5,314	1,883	7,197	444
Commercial mortgages – owner occupied	1,884	1,185	566	1,751	35
Other commercial mortgages	8,818	6,200	1,415	7,615	514

Total	$22,345	$15,263	$4,717	$19,980	$1,485

Interest income and average recorded investment in Impaired Loans is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 6-30-11	Average Recorded Investment for six months ended 6-30-11	Gross Interest Income for three months ended 6-30-11	Gross Interest income for six months ended 6-30-11
Commercial and industrial:
Commercial	$3,630	$3,608	$30	$84
Leases & other	0	0	0	0
Commercial real estate:
Construction/land	4,446	6,119	1	13
Commercial mortgages - owner occupied	3,994	3,620	18	26
Other commercial mortgages	3,093	3,303	16	31

Total	$15,163	$16,650	$65	$154

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Management utilizes a risk rating matrix to assign a risk rate to each of its loans. Loans are rated on a scale of 1-7. A description of the general characteristics of the 7 risk ratings is as follows:

•

Risk ratings 1-3 (Pass) – These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•

Risk rating 4 (Monitor) – This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•

Risk rating 5 (Watch) – This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•

Risk rating 6 (Substandard) – This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and individual or guarantor support is declining. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•

Risk rating 7 (Doubtful) – This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support.

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)

June 30, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$14,581	$15,867	$2,184	$10,372	$43,004
Leases & other	209	—	—	—	209
Commercial real estate:
Construction/land	8,403	11,553	3,353	11,332	34,641
Commercial mortgages – owner occupied	21,905	10,328	4,919	5,728	42,880
Other commercial mortgages	18,170	28,807	4,799	8,611	60,387
Consumer real estate:
1-4 residential	23,096	3,822	2,279	2,718	31,915
Home equity loans and lines of credit	20,100	2,100	663	1,601	24,464
Consumer installment:
Consumer installment	4,551	55	287	488	5,381

Total	$111,015	$72,532	$18,484	$40,850	$242,881

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2010	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$17,730	$16,847	$4,012	$10,878	$49,467
Leases & other	342	—	—	—	342
Commercial real estate:
Construction/land	9,731	12,256	1,679	16,577	40,243
Commercial mortgages – owner occupied	28,329	5,511	2,624	6,104	42,568
Other commercial mortgages	26,221	24,494	4,171	16,328	71,214
Consumer real estate:
1-4 residential	27,000	3,389	3,100	1,538	35,027
Home equity loans and lines of credit	21,089	1,957	1,192	1,608	25,846
Consumer installment:
Consumer installment	4,373	110	190	620	5,293

Total	$134,815	$64,564	$16,968	$53,653	$270,000

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses for the six months ended June 30, 2011 is summarized as follow:

(Dollars in thousands)

	Dec 31, 2010	Re- Allocation	Provision	Charge- offs	Recoveries	June 30, 2011
Commercial and industrial:	$1,998	$(203)	$587	$305	$169	$2,246
Commercial real estate:	5,185	228	1,124	2,179	92	4,450
Consumer real estate:	245	—	337	305	8	285
Consumer installment:	67	(25)	47	53	16	52

Total	$7,495	$—	$2,095	$2,842	$285	$7,033

The change in the allowance for loan losses for the three months ended June 30, 2011 is summarized as follow:

(Dollars in thousands)

	Mar 31, 2011	Re- Allocation	Provision	Charge- offs	Recoveries	June 30, 2011
Commercial and industrial:	$1,756	$—	$587	$263	$166	$2,246
Commercial real estate:	5,396	25	1,100	2,126	55	4,450
Consumer real estate:	270	—	308	293	—	285
Consumer installment:	64	(25)	—	2	15	52

Total	$7,486	$—	$1,995	$2,684	$236	$7,033

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)

June 30, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,493	$11,032	$—	$—	$14,525
Loans collectively evaluated for impairment	39,720	126,876	56,379	5,381	228,356

Balance June 30, 2011	$43,213	$137,908	$56,379	$5,381	$242,881

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$836	$1,059	$—	$—	$1,895
Loans collectively evaluated for impairment	1,410	3,391	285	52	5,138

Balance June 30, 2011	$2,246	$4,450	$285	$52	$7,033

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,417	$16,563	$—	$—	$19,980
Loans collectively evaluated for impairment	46,353	136,273	62,141	5,253	250,020

Balance December 31, 2010	$49,770	$152,836	$62,141	$5,253	$270,000

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$491	$994	$0	$0	$1,485
Loans collectively evaluated for impairment	1,507	4,191	245	67	6,010

Balance December 31, 2010	$1,998	$5,185	$245	$67	$7,495

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $9,919,000 and $11,112,000 at June 30, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions as well as the removal of loans from TDR status based on a sustained period of repayment and other improved qualitative factors.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 7 – New Accounting Pronouncements

ASU No. 2011-03; Reconsideration of Effective Control for Repurchase Agreements. In April, 2011, FASB issued ASU No. 2011-03. The amendments in this ASU remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The amendments in this ASU also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-04; Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. In May, 2011, FASB issued ASU No. 2011-04. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This ASU results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt the methodologies prescribed by this ASU by the date required, and does not anticipate that the ASU will have a material effect on its financial position or results of operations.

ASU No. 2011-05; Amendments to Topic 220, Comprehensive Income. In June, 2011, FASB issued ASU No. 2011-05. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. Due to the recency of this pronouncement, the Company is evaluating its timing of adoption of ASU 2011-05, but will adopt the ASU retrospectively by the due date.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of June 30, 2011 there is $272,325 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond.

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

Deferred Tax Asset – In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a full valuation allowance on the net deferred tax assets.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010, as well as results for the six months ended June 30, 2011 and June 30, 2010. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $1,903,000 attributed to common shareholders, or ($.77) per diluted common share, for the quarter ended June 30, 2011, compared to consolidated net loss of $985,000, or ($.40) per diluted common share, for the quarter ended June 30, 2010. The results for the second quarter of 2011 were adversely impacted by Other Real Estate Owned (“OREO”) valuation adjustments of $665,000. For the six months ended June 30, 2011, the Company reported a consolidated net loss of $2,106,000 attributed to common shareholders, or $(.85) per diluted common share, compared to a consolidated net loss attributed to common shareholders of $1,239,000 or $(.50) per diluted common share for the six months ended June 30, 2010.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2011 was $4,459,000, compared to $5,150,000 for the quarter ended June 30, 2010, a decrease of $691,000, or 13.4%. Total interest income for the six months ended June 30, 2011 was $8,999,000, compared to $10,339,000 for the six months ended June 30, 2010, a decrease of $1,340,000, or 13.0%. Interest and fees on loans is the largest component of total interest income and decreased $790,000, or 19.2% to $3,324,000 for the quarter ended June 30, 2011, compared to $4,114,000 for the quarter ended June 30, 2010 and to $6,830,000 for the six months ended June 30, 2011 compared to $8,116,000 for the six months ended June 30, 2010. The decrease in interest and fees on loans was primarily the result of reductions of $46,855,000 in average loan balances for the three months ending June 30, 2011, compared to the same period in 2010 and a reduction of $44,351,000 for the six months ending June 30, 2011 compared to the same period in 2010. The Company has intentionally decreased the loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.28% and 5.52% for the quarter ended June 30, 2011 and June 30, 2010, respectively, and 5.34% and 5.42% for the six months ending June 30, 2011 and 2010, respectively.

Interest income on investment securities increased by $89,000 in the three month period ended June 30, 2011, compared to the three month period ended June 30, 2010. The increase was due primarily to the average balance of investments increasing from $123,548,000 to 135,861,000 for the periods ended June 30, 2010 and June 30 2011, respectively, offset slightly by a decrease in investment yields from 3.87% to 3.84% for the periods ended June 30, 2010 and June 30, 2011, respectively. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio.

Interest income on investment securities decreased by $65,000 in the six month period ended June 30, 2011, compared to the six month period ended June 30, 2010. The decrease was due primarily to the decrease in investment yields from 4.03% to 3.70% for the six month periods ended June 30, 2010 and June 30, 2011, respectively, offset by the increase in the average balance of investments from $125,521,000 to 135,916,000 for the periods ended June 30, 2010 and June 30, 2011, respectively. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio.

The Company’s total interest expense declined for the three months ended June 30, 2011 by $499,000 or 22.9% compared to the same period in 2010. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined primarily due to rate decreases from 1.74% to 1.37% for the three month periods ended June 30, 2010 and June 30, 2011, respectively, and a reduction of average interest bearing deposits of $4,052,000. The Company’s total interest expense declined for the six months ended June 30, 2011 by $913,000 or 20.7% compared to the same period in 2010. Deposit interest expense declined primarily due to rate decreases from 1.76% to 1.43% for the six month periods ended June 30, 2010 and June 30, 2011, respectively, offset by an increase in average interest bearing deposits of $5,121,000.

Interest on long term borrowings declined $233,000, or 24.2% and $502,000, or 25.2% for the three and six month periods ending June 30, 2011 compared to the same periods in 2010. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding and decreases in average yields on long term borrowings for the three and six months ended June 30, 2011 compared to the same periods in 2010. Average long term borrowings outstanding declined by $19,055,000 for the quarter ending June 30, 2011 compared to the same period in 2010. Long term borrowings outstanding declined by $25,397,000 for the six months ending June 30, 2011 compared to the same period in 2010. This was a result of an overall decrease in the need for borrowings as a result of the loan portfolio decrease as noted above. Average yields on long term borrowings declined to 2.97% from 3.27% for the three months ended June 30, 2011 compared to the same period in 2010. Average yields on long term borrowings declined to 2.95% from 3.17% for the six months ended June 30, 2011 compared to the same period in 2010.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $192,000, or 6.5%, for the quarter ended June 30, 2011, compared to the same period in 2010. Net interest income before provision for loan losses decreased $427,000, or 7.2%, for the six months ended June 30, 2011, compared to the same period in 2010.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company was asset sensitive in the up to twelve months gap analysis as of June 30, 2011. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

The provision for loan losses during the quarter ended June 30, 2011 was $1,995,000, compared to $1,564,000, for the same period in 2010. The provision for loan losses for the six months ended June 30, 2011 was $2,095,000, compared to $2,676,000, for the same period in 2010. While the credit market has not improved greatly since the period in 2010, it does not appear to be deteriorating compared to the prior year. Non-performing assets have decreased since the prior year quarter from $24.7 million to $22.2 million. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $117,000 for the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010. The increase is primarily due to increased income from the sale of investment products. Noninterest income decreased $852,000 for the six months ended June 30, 2011 compared to the same period in 2010. The decline is due to reduced gains on the sale of investment securities which attributed $1,120,000 in the prior year period.

Noninterest Expenses

Total noninterest expenses increased $423,000, or 14.3%, for the quarter ended June 30, 2011, to $3,378,000 compared to $2,955,000 for the quarter ended June 30, 2010. The primary cause of increased noninterest expense for the three months ended June 30, 2011 relates to a increase in other real estate owned and foreclosure expenses as well as increased FDIC insurance premiums. Salaries and employee benefits, the largest component of noninterest expenses, decreased $130,000 for the three months ended June 30, 2011 compared to the same period in 2010. This is due to the Company temporarily suspending Company match for 401-k Plan contributions and certain other employee incentive programs. Occupancy and equipment, postage and supplies have all declined as the result of continued budget control. Professional expense increased $96,000 primarily due to legal and consulting fees associated with Company regulatory issues. The Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments increased for the three months period ended June 30, 2011 primarily as the result of increased assessment rates.

Total noninterest expenses increased $175,000, or 2.7%, for the six months ended June 30, 2011, to $6,645,000 compared to $6,470,000 for the six months ended June 30, 2010. The primary cause of increased noninterest expense for the six months ended June 30, 2011 relates to an increase in professional fees as well as an increase in FDIC insurance premiums. Salaries and employee benefits, the largest component of noninterest expenses, decreased slightly for six months ended June 30, 2011 compared to the same period in 2010. This is due to the Company temporarily suspending Company match for 401-k Plan contributions and certain other employee incentive programs. Occupancy and equipment, marketing, postage and supplies, and directors fees all declined as the result of continued budget control. Professional expense increased $165,000 primarily due to legal and consulting fees associated with Company regulatory issues. The Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments increased for the six months period ended June 30, 2011 primarily as the result of increased assessment rates.

Income Tax Expense

There was no income tax expense for the three and six months ended June 30, 2011. There was $12,000 income tax expense for the three and six months ended June 30, 2010. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of June 30, 2011, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance on its net deferred tax assets. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 64.3% of total earning assets as of June 30, 2011. Gross loans totaled $242,881,000 as of June 30, 2011, a decline of $27,119,000, or 10.0%, from gross loans of $270,000,000 as of December 31, 2010. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 65.1% of the loan portfolio as of June 30, 2011, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority in the Company’s local market area.

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

Allowance for Loan Losses

The allowance for loan losses at June 30, 2011 was $7,033,000, or 2.90% of gross loans outstanding, compared to $7,495,000 or 2.78% of gross loans outstanding at December 31, 2010. The net increase of .12% in the allowance was a combination of a decrease in the gross loans outstanding balance, an increase in specifically identified losses and a decrease in the historical loan loss allocation. The decrease in the historical loan loss allocation was primarily due to a reduction in adversely classified loan balances in the loan loss allocation model. The allowance at June 30, 2011 includes an allocation of $1,895,000 related to specifically identified impaired loans compared to $1,485,000 at December 31, 2010.

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

At June 30, 2011, the Company had $22,217,000 in non-performing assets, comprised of non-accruing loans of $14,430,000 and $7,787,000 in OREO. This compares to $18,705,000 in non-accruing loans and $9,038,000 in OREO at December 31, 2010. Non-performing loans consisted of $11,591,000 in real estate loans, $2,829,000 in commercial loans and $10,000 in consumer loans at June 30, 2011. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first six months of 2011 and 2010 were approximately $2,557,000 and $2,666,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 48.7% and 40.1% as of June 30, 2011 and December 31, 2010, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $9,965,000 and $11,112,000 at June 30, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions as well as the removal of loans from TDR status based on a sustained period of repayment and other improved qualitative factors.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $26,441,000, or 10.9%, of total loans outstanding at June 30, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of June 30, 2011, investment securities totaled $131,609,000 or 34.8% of total earning assets. Investment securities increased $1,204,000, or 1.0%, from $132,813,000 as of December 31, 2010, due to the call of three securities totaling $1,214,000, the sale of securities totaling 6,012,000, and cash inflows from principal prepayments on mortgage backed securities, offset by the purchase of $12,574,000 in mortgage backed securities and $1,801,000 in municipal securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $23,963,000 at June 30, 2011, compared to $27,966,000 at December 31, 2010, a decrease of $4,003,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits decreased to $302,302,000 as of June 30, 2011 compared to $319,916,000 as of December 31, 2010. A decrease of $25,437,000 in retail and wholesale certificates of deposit and $1,858,000 in demand deposits was partially offset by an increase of $9,681,000 in savings and NOW accounts. Total core deposits, defined as all deposits excluding time deposits of $250,000 or more and brokered deposits have decreased by approximately $9,648,000 in the six months ended June 30, 2011.

At June 30, 2011 and December 31, 2010, interest bearing deposits comprised 88.6% of total deposits. Noninterest bearing deposits decreased by $1,952,000 through the first six months of 2011. Included in the interest bearing total were brokered deposits of $6,873,000, or 2.3%, and $12,943,000, or 4.0%, of total deposits at June 30, 2011 and December 31, 2010, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At June 30, 2011, total borrowings were $94,841,000, compared with $113,841,000 as of December 31, 2010. There were no federal funds purchased at June 30, 2011 or December 31, 2010. At June 30, 2011 and December 31, 2010, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $68,500,000 and $87,500,000, respectively, as of June 30, 2011 and December 31, 2010, respectively. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 2.91% and 3.05% as of June 30, 2011 and December 31, 2010, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.24 years and 2.18 years as of June 30, 2011 and December 31, 2010, respectively.

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

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first six months of 2011, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At June 30, 2011, core deposits totaled approximately $278,373,000, or 92.1%, of the Company’s total deposits, compared to approximately $288,021,000, or 89.6%, of the Company’s total deposits as of December 31, 2010.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At June 30, 2011, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively. Approximately $12,000,000 was available for use as of June 30, 2011 and December 31, 2010. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $68,500,000 and $87,500,000 at June 30, 2011 and December 31, 2010, respectively. Unused available FHLB borrowings totaled approximately $42,350,000 and $13,473,000 at June 30, 2011 and December 31, 2010, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolio as collateral for approximately $18,864,000 in unused available credit as of June 30, 2011.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 22.3% to 26.4% from December 31, 2010 to June 30, 2011.

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

Holding Company

Greer Bancshares Incorporated, the parent holding company generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2010. Subsequently, the Company funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company also received funds from the sale of a parcel of land for $590,000 before selling costs which had been held for future expansion. The Company had approximately $110,000 in cash remaining as of June 30, 2011 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of June 30, 2011 there were $272,325 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends.

Dividends

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

The Bank’s ability to pay dividends is also restricted by the Consent Order entered into by the Bank with the FDIC and the S.C. Bank Board on March 1, 2011. The Consent Order is discussed under “- Consent Order” below. Pursuant to the Consent Order, the Bank may not pay any dividends to the Company without the prior written approval of the FDIC and the SC Banking Board.

On September 23, 2010, the Company entered into an informal Memorandum of Understanding (the “FRB MOU”) with the Federal Reserve Bank of Richmond (the “FRB”). Among other things, the FRB MOU required the Company to seek permission prior to paying any dividends or trust preferred interest. As discussed under “- Liquidity and Capital Resources” above, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Also, on January 6, 2011, the Company gave notice to the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as a part of the TARP program beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the FRB. On July 7, 2011, the Company and the FRB entered into a Written Agreement which superseded the FRB MOU. The Written Agreement with the FRB is discussed below.

It is anticipated that neither the Company nor the Bank will pay any dividends until a substantial improvement in earnings has been achieved.

Written Agreement with Federal Reserve

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the S.C. Banking Board.

Pursuant to the Written Agreement, the Company will:

•	take steps to ensure that the Bank complies with the Consent Order;

•	not, without the prior written approval of the FRB, (i) declare or pay any dividends, (ii) receive dividends or any form of payment from the Bank representing a reduction in capital, (iii) make any distributions of interest, principal or other sums on subordinated debentures or trust preferred securities, (iv) incur, increase or guarantee any debt, or (v) purchase or redeem any shares of its stock;

•	within 60 days, submit to the FRB a written statement of planned sources and uses of cash;

•	comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers;

•	comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and

•	submit quarterly progress reports to the FRB.

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as the capital requirements and restrictions contained in the Consent Order, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. As previously disclosed, the Boards and management of the Company and the Bank have proactively taken steps to comply with the requirements of the Consent Order. The Company and the Bank believe that these steps will help the Company and the Bank address the concerns underlying the Consent Order and the Written Agreement.

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner.

Consent Order

On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the S.C. Bank Board. As previously disclosed, the Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order requires the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets. Our plan involves principal pay downs in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be successful in the longer term, and did not meet the capital ratios set forth in the Consent Order as of August 1, 2011. However, management will continue its efforts for future compliance. Success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly diluted prices, sell branches or other assets or seek other strategic solutions.

As of June 30, 2011, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8%, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level as of June 30, 2011, by continuing to reduce the Bank’s total assets. Tier One Capital Ratio was 6.41% and Total Risk Based Capital Ratio was 11.16% as of June 30, 2011. Also, total adversely classified assets of $70,191,000 as of June 30, 2010 had been reduced by 44.64% to $38,855,000 as of June 30, 2011.

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

The Bank exceeded minimum regulatory capital requirements at June 30, 2011 and December 31, 2010 as set forth in the following table. With respect to the requirements of the Consent Order, as disclosed below, the Bank at June 30, 2011 and December 31, 2010 would have met the total risk-based capital ratio but would not have met the leverage ratio:

			For Capital Adequacy Purposes		To be Well Capitalized Under Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total risk-based capital (to risk-weighted assets)	$31,219	11.14%	$22,415	8.0%	$28,019	10.0%
Tier 1 capital (to risk-weighted assets)	$27,743	9.90%	$11,208	4.0%	$16,812	6.0%
Tier 1 capital (leverage) (to average assets)	$27,743	6.41%	$17,324	4.0%	$34,648	8.0%

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	$30,948	10.0%
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	$18,569	6.0%
Tier 1 capital (leverage) (to average assets)	$29,334	6.45%	$18,190	4.0%	$36,380	8.0%

The Holding Company is also subject to certain capital requirements. At June 30, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 8.68%, 5.62% and 11.41%, respectively. At December 31, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 8.6%, 5.8% and 11.0%, respectively.

Board Involvement

The Board of Directors continues to be very active in providing oversight and supervision to the management of the Bank. In addition to the regular monthly Board meetings, the Board committees are active with Corporate Governance and Loan Committee meeting monthly, Audit Committee meeting quarterly, and Human Resources meeting as needed but usually quarterly. Furthermore, the Board recently had two special board meetings, on June 15 and July 14, 2011, to interview, engage, and instruct an investment banking firm, Raymond James, in exploring our strategic options for addressing the Consent Order capital requirements.

The Board of Directors also formed a special Directors Consent Order Compliance Committee in March 2011 to monitor the Bank’s efforts to comply with the requirements of the Consent Order, meeting as needed to address specific issues. This committee reports on its activities each month at the regular Board meeting.

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

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2011. There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

10.1	Written Agreement between Greer Bancshares Incorporated and the Federal Reserve Bank of Richmond dated July 7, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 13, 2011

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Dated: August 12, 2011	/s/ R. Dennis Hennett
R. Dennis Hennett
President and Chief Executive Officer

Dated: August 12, 2011	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Written Agreement between Greer Bancshares Incorporated and the Federal Reserve Bank of Richmond dated July 7, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed July 13, 2011

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability