Form 10-Q
period 2011-09-30
GREER BANCSHARES INC
filed 2011-11-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	September 30, 2011	December 31, 2010*
Assets

Cash and due from banks	$9,535	$23,700
Interest bearing deposits in banks	726	512
Federal funds sold	1,062	3,754

Cash and cash equivalents	11,323	27,966
Investment securities:
Available for sale	124,480	132,813
Loans, net of allowance for loan losses of $6,371 and $7,495, respectively	224,988	262,505
Loans held for sale	152	1,082
Premises and equipment, net	5,022	5,253
Accrued interest receivable	1,400	1,829
Restricted stock	4,468	5,309
Other real estate owned	6,338	9,038
Deferred tax asset	—	457
Other assets	8,641	10,515

Total Assets	$386,812	$456,767

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$36,161	$36,434
Interest bearing	252,257	283,482

Total deposits	288,418	319,916
Long term borrowings	75,341	113,841
Other liabilities	5,248	4,749

Total Liabilities	369,007	438,506

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at September 30, 2011 and December 31, 2010	9,666	9,571
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at September 30, 2011 and December 31, 2010	540	555
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2011 and December 31, 2010	12,433	12,433
Additional paid in capital	3,697	3,634
Accumulated deficit	(9,707)	(7,203)
Accumulated other comprehensive income (loss)	1,176	(729)

Total Stockholders’ Equity	17,805	18,261

Total Liabilities and Stockholders’ Equity	$386,812	$456,767

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Loss

(Unaudited)

(Dollars in thousands, except per share data)

	For Three months Ended		For Nine months Ended
	9/30/11	9/30/10	9/30/11	9/30/10
Interest Income:
Loans	$3,221	$3,901	$10,051	$12,017
Investment securities:
Taxable	759	723	2,300	2,416
Exempt from federal income tax	304	263	901	773
Federal funds sold	7	5	34	18
Other	1	4	5	11

Total interest income	4,292	4,896	13,291	15,235

Interest Expense:
Interest on deposit accounts	823	1,202	2,835	3,620
Interest on short term borrowings	—	—	—	5
Interest on long term borrowings	647	940	2,134	2,929

Total interest expense	1,470	2,142	4,969	6,554

Net interest income	2,822	2,754	8,322	8,681
Provision for loan losses	1,197	3,248	3,292	5,924

Net interest income(loss) after provision for loan losses	1,625	(494)	5,030	2,757

Non-interest income:
Customer service fees	196	201	561	602
Gain on sale of investment securities	892	—	1,077	1,120
Other noninterest income	589	781	1,498	1,571

Total noninterest income	1,677	982	3,136	3,293

Non-interest expenses:
Salaries and employee benefits	1,320	1,389	3,952	4,221
Occupancy and equipment	179	181	521	565
Postage and supplies	48	75	164	201
Marketing	1	12	45	77
Directors fees	21	23	68	89
Professional fees	193	100	572	314
FDIC deposit insurance assessments	217	147	739	449
Other real estate owned and foreclosure costs	1,329	920	3,217	2,653
Other	637	324	1,312	1,072

Total noninterest expenses	3,945	3,171	10,590	9,641

Loss before income taxes	(643)	(2,683)	(2,424)	(3,591)

Provision for income taxes:	—	3,129	—	3,141

Net loss	(643)	(5,812)	(2,424)	(6,732)

Preferred stock dividends and net discount accretion	(163)	(161)	(488)	(480)

Net loss available to common shareholders	$(806)	$(5,973)	$(2,912)	$(7,212)

Basic net loss per share of common stock	$(.32)	$(2.40)	$(1.17)	$(2.90)

Diluted net loss per share of common stock	$(.32)	$(2.40)	$(1.17)	$(2.90)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(Dollars in thousands)

	For Three Months Ended		For Nine months Ended
	09/30/11	09/30/10	09/30/11	09/30/10

Net Loss	$(643)	$(5,812)	$(2,424)	$(6,732)

Other comprehensive income, net of tax:
Unrealized holding gain on available for sale investment securities	1,205	35	2,573	1,173
Less reclassification adjustments for gains included in net loss	(553)	—	(668)	(695)

Other comprehensive income	652	35	1,905	478

Comprehensive Income (Loss)	$9	$(5,777)	$(519)	$(6,254)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

for the Nine Months Ended September 30, 2011

(Unaudited)

(Dollars in thousands, except per share data)

						Accumulated
	Preferred stock			Additional		Other	Total
	Series	Series	Common	Paid	Accumulated	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	Deficit	Income (Loss)	Equity
Balances at December 31, 2010	$9,571	$555	$12,433	$3,634	$(7,203)	$(729)	$18,261

Net loss	—	—	—	—	(2,424)	—	(2,424)
Other comprehensive income, net of tax	—	—	—	—	—	1,905	1,905
Amortization of premium and discount on preferred stock	95	(15)	—	—	(80)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	63	—	—	63

Balances at September 30, 2011	$9,666	$540	$12,433	$3,697	$(9,707)	$1,176	$17,805

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	For the Nine months Ended
	9/30/11	9/30/10
Operating activities
Net loss	$(2,424)	$(6,732)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	286	281
Amortization of premiums on mortgage-backed securities	976	1,115
Gain on sale/call of investment securities	(1,077)	(1,120)
Loss on sale of land	—	4
Loss on sale of other real estate owned	21	32
Impairment loss on other real estate owned	2,524	2,118
Provision for loan losses	3,292	5,924
Origination of loans held for sale	(10,652)	(14,307)
Proceeds from sales of loans held for sale	11,664	12,829
Gain on sale of loans held for sale	(82)	(141)
Deferred income tax expense	—	3,141
Decrease in prepaid FDIC deposit insurance	714	419
Stock based compensation	63	68
(Increase)/decrease in cash surrender value of life insurance	(213)	52
Net change in:
Accrued interest receivable	429	377
Other assets	1,373	245
Accrued interest payable	(334)	330
Other liabilities	833	(45)

Net cash provided by operating activities	7,393	4,590

Investing activities
Activity in available-for-sale securities:
Sales	56,491	43,003
Maturities, payments and calls	15,593	24,381
Purchases	(61,288)	(60,670)
Redemption of restricted stock	841	422
Net decrease in loans	31,298	12,010
Proceeds from sale of other real estate owned	3,082	2,239
Proceeds from sale of land	—	590
Purchase of premises and equipment	(55)	(209)

Net cash provided by investing activities	45,962	21,766

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(Dollars in thousands)

	For the Nine months Ended
	9/30/11	9/30/10

Financing activities
Net increase (decrease) in deposits	(31,498)	6,670
Repayment of notes payable to FHLB	(38,500)	(24,000)
Proceeds from notes payable to FHLB	—	6,000
Net decrease in short term borrowings	—	(13,993)
Preferred stock cash dividends paid	—	(340)

Net cash used for financing activities	(69,998)	(25,663)

Net decrease in cash and cash equivalents	(16,643)	693
Cash and equivalents, beginning of period	27,966	12,664

Cash and equivalents, end of period	$11,323	$13,357

Cash paid for:
Income taxes	$—	$—

Interest	$5,303	$6,224

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$3,145	$6,616

Loans to facilitate sale of other real estate owned	$217	$942

Unrealized gains on available for sale investment securities, net of tax	$1,905	$478

Preferred stock dividends declared not paid	$—	$68

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

Note 2 – Net Loss per Common Share

Basic and diluted loss per common share is computed by dividing net loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and nine months ended September 30, 2011 and 2010. Anti-dilutive options totaling 245,671 and 326,947 have been excluded from the loss per share calculation for the three and nine months ended September 30, 2011 and 2010, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance on the net deferred tax assets outstanding at September 30, 2011.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established require classification

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
September 30, 2011
Available for sale securities:
Municipal securities	$38,478	$—	$38,478	$—
Mortgage-backed securities	85,708	—	85,708	—
Collateralized debt obligation	294	—	—	294

Total available for sale securities	$124,480	$—	$124,186	$294

December 31, 2010
Available for sale securities:
Municipal securities	$30,638	$—	$30,638	$—
Mortgage-backed securities	101,793	—	101,793	—
Collateralized debt obligation	382	—	—	382

Total available for sale securities	$132,813	$—	$132,431	$382

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the nine months ended September 30, 2011 is as follows:

(Dollars in thousands)	Assets
Fair value, December 31, 2010	$382
Total unrealized (loss) included in other comprehensive income	(88)
Transfers in and/or out of level 3	—

Fair value September 30, 2011	$294

There were no Level 3 liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2011 and 2010.

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

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	9/30/2011	Level 1	Level 2	Level 3
Impaired loans	$8,210	$—	$—	$8,210
OREO	6,338	—	—	6,338

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Level 1	Level 2	Level 3
Impaired loans	$9,382	$—	$—	$9,382
OREO	9,038	—	—	9,038

The Bank had impaired loans with outstanding balances of approximately $15,996,000 and $19,980,000 at September 30, 2011 and December 31, 2010, respectively. Impaired loans with either charge-offs or specific reserves totaled $14,977,000 (Gross of charge-off) at September 30, 2011. Of this amount $5,285,000 has been charged-off and $1,482,000 has been specifically reserved. Collateral dependent impaired loans were approximately $11,747,000 at December 31, 2010 with valuation allowances of $1,485,000.

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

	September 30, 2011		December 31, 2010
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$11,323	$11,323	$27,966	$27,966
Investment securities	124,480	124,480	132,813	132,813
Loans - net	224,988	219,871	262,505	257,625
Loans held for sale	152	154	1,082	1,100
Restricted stock	4,468	4,468	5,309	5,309
Accrued interest receivable	1,400	1,400	1,829	1,829
Bank owned life insurance	7,204	7,204	6,991	6,991

Financial liabilities
Deposits	$288,418	$289,355	$319,916	$320,969
Repurchase agreements	15,000	16,557	15,000	15,389
Notes payable to FHLB	49,000	52,347	87,500	89,848
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	1,015	1,015	1,399	1,399

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

	September 30, 2011
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$37,284	$1,248	$54	$38,478
Mortgage-backed securities	84,948	995	235	85,708
Collateralized debt obligation	336	—	42	294

	$122,568	$2,243	$331	$124,480

	December 31, 2010
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Municipal securities	$31,263	$188	$813	$30,638
Mortgage-backed securities	102,400	618	1,225	101,793
Collateralized debt obligation	336	46	—	382

	$133,999	$852	$2,038	$132,813

The amortized cost and estimated fair value of investment securities at September 30, 2011 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year	$265	$266
Over 1 year through 5 years	1,172	1,212
After 5 years through 10 years	7,893	8,146
Over 10 years	28,290	29,148

	37,620	38,772
Mortgage backed securities	84,948	85,708

Total	$122,568	$124,480

Investment securities with an aggregate book value of approximately $57,254,000 and $92,579,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at September 30, 2011 and December 31, 2010 is shown below:

(Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$25,368	$235	$—	$—
Municipal securities	3,349	54	—	—
Collateralized debt obligation	294	42	—	—

Total	$29,011	$331	$—	$—

Dollars in thousands)	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:

Mortgage backed securities	$56,367	$1,225	$—	$—
Municipal securities	14,930	695	882	118

Total	$71,297	$1,920	$882	$118

Management believes all of the unrealized losses as of September 30, 2011 and December 31, 2010 are temporary and as a result of temporary changes in the market. Five municipal securities, seven mortgage-backed securities and one collateralized debt obligation had unrealized losses at September 30, 2011 while at December 31, 2010, thirty-three were municipals and sixteen were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

The Company reviews its investment portfolio on a quarterly basis, judging each investment for other than temporary impairment (“OTTI”). For securities for which there is no expectation to sell or it is more likely than not that management will not be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). Noncredit-related OTTI results from other factors, including increased liquidity spreads and extension of the security. For securities for which there is an expectation to sell, all OTTI is recognized in earnings.

The Company owns a collateralized debt obligation which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using conservative assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of approximately $294,000 at September 30, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table presents more detail on the collateralized debt obligation as of September 30, 2011 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

		Current				Present Value
(Dollars in thousands)		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$336	$294	$42	$294

Gross realized gains, gross realized losses, sale and call proceeds for available for sale securities for the nine months ended September 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)	2011	2010

Gross realized gains	$1,077	$1,132
Gross realized losses	—	12

Net gain on sale of securities	$1,077	$1,120

Call/Sale proceeds	$56,491	$43,003

Note 6 – Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Commercial and industrial:
Commercial	$39,343	$49,467
Leases & other	140	342

Total commercial and industrial:	39,483	49,809

Commercial real estate:
Construction/land	35,909	40,243
Commercial mortgages - owner occupied	40,264	42,569
Other commercial mortgages	56,718	71,213

Total commercial real estate	132,891	154,025

Consumer real estate:
1-4 residential	31,707	35,027
Home equity loans and lines of credit	23,088	25,846

Total consumer real estate	54,795	60,873

Consumer installment:	4,190	5,293

Total loans	231,359	270,000

Allowance for loan losses	(6,371)	(7,495)

Net loans	$224,988	$262,505

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Loans totaling approximately $95,307,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Non-accrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)
	September 30, 2011	December 31, 2010

Commercial and industrial:
Commercial	$1,557	$2,739
Commercial real estate:
Construction/land	3,634	6,995
Commercial mortgages - owner occupied	3,127	2,865
Other commercial mortgages	2,675	4,750
Consumer real estate:
1-4 residential	525	311
Home equity loans and lines of credit	362	794
Consumer installment:
Consumer installment	—	251

Total	$11,880	$18,705

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $702,000 and $300,000 for the nine months ended September 30, 2011 and 2010, respectively. No interest income was recorded on non-accrual loans for the nine months ended September 30, 2011 and 2010.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

An analysis of past due loans, segregated by class of loans, as of September 30, 2011 and December 31, 2010 follows:

(Dollars in thousands)
September 30, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$853	$1,528	$2,381	$36,962	$39,343	$—
Leases & other	—	—	—	140	140	—
Commercial real estate:
Construction/land	—	2,080	2,080	33,829	35,909	—
Commercial mortgages - owner occupied	112	3,015	3,127	37,137	40,264	—
Other commercial mortgages	973	1,315	2,288	54,430	56,718	—
Consumer real estate:
1-4 residential	803	253	1,056	30,651	31,707	—
Home equity loans and lines of credit	463	237	700	22,388	23,088	—
Consumer installment:
Consumer installment	53	0	53	4,137	4,190	—

Total	$3,257	$8,428	$11,685	$219,674	$231,359	$—

December 31, 2010	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$4,734	$311	$5,045	$44,422	$49,467	$—
Leases & other	—	—	—	342	342	—
Commercial real estate:
Construction/land	910	5,598	6,508	33,735	40,243	—
Commercial mortgages - owner occupied	2,596	1,840	4,436	38,132	42,568	—
Other commercial mortgages	1,419	1,955	3,374	67,840	71,214	—
Consumer real estate:
1-4 residential	1,743	96	1,839	33,188	35,027	—
Home equity loans and lines of credit	1,047	749	1,796	24,050	25,846	—
Consumer installment:
Consumer installment	377	124	501	4,792	5,293	—

Total	$12,826	$10,673	$23,499	$246,501	$270,000	$—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Impaired loans are summarized as follows:

(Dollars in thousands)
September 30, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$3,670	$1,952	$636	$2,588	$284
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	8,122	3,130	1,556	4,686	439
Commercial mortgages – owner occupied	4,698	2,219	1,981	4,200	628
Other commercial mortgages	3,838	2,788	782	3,570	131
Consumer real estate:
1-4 residential	602	602	—	602	—
Home equity loans and lines of credit	251	251	—	251	—
Consumer installment	99	99	—	99	—

Total	$21,280	$11,041	$4,955	$15,996	$1,482

December 31, 2010	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$4,145	$2,564	$853	$3,417	$492
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	7,498	5,314	1,883	7,197	444
Commercial mortgages – owner occupied	1,884	1,185	566	1,751	35
Other commercial mortgages	8,818	6,200	1,415	7,615	514

Total	$22,345	$15,263	$4,717	$19,980	$1,485

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)
	Average Recorded Investment for three months ended 9-30-11	Average Recorded Investment for nine months ended 9-30-11	Gross Interest Income for three months ended 9-30-11	Gross Interest income for nine months ended 9-30-11
Commercial and industrial:
Commercial	$3,316	$3,511	$20	$104
Commercial real estate:
Construction/land	4,070	5,436	5	18
Commercial mortgages owner occupied	4,278	3,839	25	52
Commercial mortgages - other	3,362	3,323	29	60
Consumer real estate:
1-4 residential	360	120	3	3
Home equity and lines of credit	167	55	—	—
Consumer installment	33	11	1	1

Total	$15,586	$16,295	$83	$238

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)
September 30, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$12,017	$14,420	$3,062	$9,844	$39,343
Leases & other	140	—	—	—	140
Commercial real estate:
Construction/land	8,374	14,109	2,796	10,630	35,909
Commercial mortgages – owner occupied	21,141	9,593	4,180	5,350	40,264
Other commercial mortgages	16,753	26,461	4,454	9,050	56,718
Consumer real estate:
1-4 residential	22,155	4,736	1,896	2,920	31,707
Home equity loans and lines of credit	19,491	2,052	677	868	23,088
Consumer installment:
Consumer installment	3,502	38	262	388	4,190

Total	$103,573	$71,409	$17,327	$39,050	$231,359

December 31, 2010	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$17,730	$16,847	$4,012	$10,878	$49,467
Leases & other	342	—	—	—	342
Commercial real estate:
Construction/land	9,731	12,256	1,679	16,577	40,243
Commercial mortgages – owner occupied	28,329	5,511	2,624	6,104	42,568
Other commercial mortgages	26,221	24,494	4,171	16,328	71,214
Consumer real estate:
1-4 residential	27,000	3,389	3,100	1,538	35,027
Home equity loans and lines of credit	21,089	1,957	1,192	1,608	25,846
Consumer installment:
Consumer installment	4,373	110	190	620	5,293

Total	$134,815	$64,564	$16,968	$53,653	$270,000

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period. In other words, the amount of the provision reflects not only the necessary increases in the allowance for possible loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses for the nine months ended September 30, 2011 is summarized as follows:

(Dollars in thousands)
	Dec 31, 2010	Re- Allocation	Provision	Charge- offs	Recoveries	Sept 30, 2011
Commercial and industrial:	$1,998	$329	$1,331	$1,450	$194	$2,402
Commercial real estate:	5,185	(304)	1,125	2,720	367	3,653
Consumer real estate:	245	—	789	781	19	272
Consumer installment:	67	(25)	47	63	18	44

Total	$7,495	$—	$3,292	$5,014	$598	$6,371

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the nine months ended September 30, 2010 is summarized as follows:

(Dollars in thousands)
	Dec 31, 2009	Re- Allocation	Provision	Charge- offs	Recoveries	Sept 30, 2010
Total Loans	$6,315	$—	$5,924	$3,673	$103	$8,669

The change in the allowance for loan losses for the three months ended September 30, 2011 is summarized as follows:

(Dollars in thousands)
	Jun 30, 2011	Re- Allocation	Provision	Charge- offs	Recoveries	Sept 30, 2011
Commercial and industrial:	$2,246	$532	$744	$1,145	$25	$2,402
Commercial real estate:	4,450	(532)	1	541	275	3,653
Consumer real estate:	285	—	452	476	11	272
Consumer installment:	52	—	—	10	2	44

Total	$7,033	$—	$1,197	$2,172	$313	$6,371

The change in the allowance for loan losses for the three months ended September 30, 2010 is summarized as follows:

(Dollars in thousands)
	Jun 30, 2010	Re- Allocation	Provision	Charge- offs	Recoveries	Sept 30, 2010
Total Loans	$6,362	$—	$3,248	$1,034	$93	$8,669

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)
September 30, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$2,588	$12,456	$853	$99	$15,996
Loans collectively evaluated for impairment	36,895	120,435	53,942	4,091	215,363

Balance September 30, 2011	$39,483	$132,891	$54,795	$4,190	$231,359

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$284	$1,198	$—	$—	$1,482
Loans collectively evaluated for impairment	2,118	2,455	272	44	4,889

Balance September 30, 2011	$2,402	$3,653	$272	$44	$6,371

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,417	$16,563	$—	$—	$19,980
Loans collectively evaluated for impairment	46,353	136,273	62,141	5,253	250,020

Balance December 31, 2010	$49,770	$152,836	$62,141	$5,253	$270,000

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$491	$994	$0	$0	$1,485
Loans collectively evaluated for impairment	1,507	4,191	245	67	6,010

Balance December 31, 2010	$1,998	$5,185	$245	$67	$7,495

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $10,918,000 and $11,112,000 at September 30, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

Loans that were modified into TDRs for the three months ended September 30, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Below market interest rate
Commercial construction	1	$103	$103

Total	1	$103	$103

Extended payment terms
Commercial and industrial	6	$594	$594
Commercial construction	1	103	103
Commercial mortgage owner occupied	2	352	352
Commercial mortgage - other	6	891	891
Consumer 1-4 residential	1	40	40

Total	16	$1,980	$1,980

Other
Commercial and industrial	2	$140	$140
Commercial construction	1	103	103
Commercial mortgage owner occupied	2	281	281
Commercial mortgage - other	2	444	444

Total	7	$968	$968

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Loans that were modified into TDRs for the nine months ended September 30, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Below market interest rate
Commercial construction	1	$103	$103

Total	1	$103	$103

Extended payment terms
Commercial and industrial	7	$637	$637
Commercial construction	2	559	559
Commercial mortgage owner occupied	6	1,946	1,946
Commercial mortgage - other	7	1,165	1,165
Consumer 1-4 residential	4	261	261
Consumer installment	2	98	98

Total	28	$4,666	$4,666

Other
Commercial and industrial	3	$390	$390
Commercial construction	2	559	559
Commercial mortgage owner occupied	3	1,060	1,060
Commercial mortgage - other	3	717	717

Total	11	$2,726	$2,726

There have been no TDRs that have defaulted during the three months ended September 30, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

TDRs that have defaulted during the nine months ended September 30, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	1	$43	$43
Commercial mortgage owner occupied	1	778	778

Total	2	$821	$821

Other
Commercial and industrial	1	$250	$250
Commercial mortgage owner occupied	1	778	778

Total	2	$1,028	$1,028

The following table presents the successes and failures of the types of modifications within the previous nine months as of September 30, 2011. A single loan can be included in multiple rows due to more than one concession.

(Dollars in thousands)
	Number of Loans	Recorded Investment
Below market interest rate
Paid in Full	—	$—
Paying as restructured	1	103
Foreclosure/default	—	—

		$103
Converted to non-accrual	—	—

Extended payment terms
Paid in Full	—	$—
Paying as restructured	25	3,845
Foreclosure/default	2	821

		$4,666
Converted to non-accrual	3	$1,278

Other
Paid in Full	—	$—
Paying as restructured	8	1,698
Foreclosure/default	2	1,028

		$2,726
Converted to non-accrual	3	$1,485

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 7 – New Accounting Pronouncements

ASU 2011-01; Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. Disclosures about troubled debt restructurings originally required by ASU 2010-20 were deferred by the FASB in ASU 2011-01 issued in January 2011. In April 2011, the FASB issued Accounting Standards Update No. 2011-02. ASU 2011-02 amends Topic 310 of the FASB Accounting Standards Codification to clarify when creditors should classify loan modifications as troubled debt restructurings. As amended, Topic 310 states that a troubled debt restructuring occurs when a creditor, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. For public entities, the amendments promulgated by ASU 2011-02 are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the provisions of ASU 2011-02 on July 1, 2011 and has presented the related disclosures in Note 6, Loans.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2011 there is $408,488 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the South Carolina Board of Financial Institutions (“S.C. Bank Board”).

Pursuant to the Written Agreement, the Company will:

•	take steps to ensure that the Bank complies with the Consent Order (described below);

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

As of September 30, 2011, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8%, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level as of September 30, 2011, by continuing to reduce the Bank’s total assets. The Tier One Capital Ratio was 6.76% and the Total Risk Based Capital Ratio was 11.46% as of September 30, 2011.

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

Income Taxes and Deferred Tax Asset

Income Taxes - The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. There are two accruals for income taxes: 1) The income tax receivable (or payable) represents the estimated amount currently due from (or due to) the federal government and is reported as a component of “other assets” or “other liabilities” in the consolidated balance sheet; 2) the deferred federal income tax asset or liability represents the estimated impact of temporary differences between how assets and liabilities are recognized under GAAP, and how such assets and liabilities are recognized under the federal tax code.

The effective tax rate is based in part on interpretation of the relevant current tax laws. Appropriate tax treatment is reviewed of all transactions taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax positions, recent tax audits and historical experience.

Deferred Tax Asset - In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company has recorded a full valuation allowance on the net deferred tax assets.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2011 as compared to the quarter ended September 30, 2010, as well as results for the nine months ended September 30, 2011 and September 30, 2010. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported a consolidated net loss of $806,000 attributed to common shareholders, or ($.32) per diluted common share, for the quarter ended September 30, 2011, compared to consolidated net loss of $5,973,000, or ($2.40) per diluted common share, for the quarter ended September 30, 2010. The results for the third quarter of 2011 were adversely impacted by Other Real Estate Owned (“OREO”) valuation adjustments of $1,203,000. For the nine months ended September 30, 2011, the Company reported a consolidated net loss of $2,912,000 attributed to common shareholders, or $(1.17) per diluted common share, compared to a consolidated net loss attributed to common shareholders of $7,212,000 or $(2.90) per diluted common share for the nine months ended September 30, 2010.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2011 was $4,292,000, compared to $4,896,000 for the quarter ended September 30, 2010, a decrease of $604,000, or 12.3%. Total interest income for the nine months ended September 30, 2011 was $13,291,000, compared to $15,235,000 for the nine months ended September 30, 2010, a decrease of $1,944,000, or 12.8%. Interest and fees on loans is the largest component of total interest income and decreased $680,000, or 17.4% to $3,221,000 for the quarter ended September 30, 2011, compared to $3,901,000 for the quarter ended September 30, 2010 and to $10,051,000 for the nine months ended September 30, 2011 compared to $12,017,000 for the nine months ended September 30, 2010. The decrease in interest and fees on loans was primarily the result of reductions of $51,240,000 in average loan balances for the three months ending September 30, 2011, compared to the same period in 2010 and a reduction of $46,648,000 for the nine months ending September 30, 2011 compared to the same period in 2010. The Company has intentionally decreased the loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.35% and 5.36% for the quarter ended September 30, 2011 and September 30, 2010, respectively, and 5.34% and 5.39% for the nine months ending September 30, 2011 and 2010, respectively.

Interest income on investment securities increased by $77,000 in the three month period ended September 30, 2011, compared to the three month period ended September 30, 2010. The increase was due to the average balance of investments increasing from $126,987,000 to $133,312,000 as well as an increase in investment yields from 3.64% to 3.76% for the three month periods ended September 30, 2010 and September 30 2011, respectively.

Interest income on investment securities increased by $12,000 in the nine month period ended September 30, 2011, compared to the nine month period ended September 30, 2010. The increase was due primarily to the increase in the average balance of investments from $126,010,000 to 135,048,000 for the periods ended September 30, 2010 and September 30, 2011, respectively, offset by the decrease in investment yields from 3.90% to 3.72%

for the nine month periods ended September 30, 2010 and September 30, 2011, respectively. The yield decline is primarily the result of falling market rates, as securities purchased in 2010 had yields less than the average weighted yield of the portfolio.

The Company’s total interest expense declined for the three months ended September 30, 2011 by $672,000 or 31.4% compared to the same period in 2010. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined primarily due to rate decreases from 1.70% to 1.25% for the three month periods ended September 30, 2010 and September 30, 2011, respectively, and a reduction of average interest bearing deposits of $19,044,000. The Company’s total interest expense declined for the nine months ended September 30, 2011 by $1,585,000 or 24.2% compared to the same period in 2010. Deposit interest expense declined primarily due to rate decreases from 1.74% to 1.38% for the nine month periods ended September 30, 2010 and September 30, 2011, respectively, and a decrease in average interest bearing deposits of $2,934,000.

Interest on long term borrowings declined $293,000, or 31.2% and $795,000, or 27.1% for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding and decreases in average yields on long term borrowings for the three and nine months ended September 30, 2011 compared to the same periods in 2010. Average long term borrowings outstanding declined by $31,932,000 for the quarter ended September 30, 2011 compared to the same period in 2010. Long term borrowings outstanding declined by $24,885,000 for the nine months ended September 30, 2011 compared to the same period in 2010. This was a result of an overall decrease in the need for borrowings as a result of the loan portfolio decrease as noted above. Average rates on long term borrowings declined to 3.09% from 3.25% for the three months ended September 30, 2011 compared to the same period in 2010. Average rates on long term borrowings declined to 2.99% from 3.19% for the nine months ended September 30, 2011 compared to the same period in 2010.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $68,000, or 2.5%, for the quarter ended September 30, 2011, compared to the same period in 2010. Net interest income before provision for loan losses decreased $359,000, or 4.1%, for the nine months ended September 30, 2011, compared to the same period in 2010.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company was asset sensitive in the up to twelve months gap analysis as of September 30, 2011. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

The Bank’s allowance for loan losses is based upon judgments and assumptions of risk elements in the portfolio, economic conditions and other factors affecting borrowers. The process includes identification and analysis of loss inherent in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant problem credits. In addition, management monitors the overall portfolio quality through observable trends in delinquencies, charge-offs and general conditions in the Company’s market area.

The provision for loan losses during the quarter ended September 30, 2011 was $1,197,000, compared to $3,248,000, for the same period in 2010. The provision for loan losses for the nine months ended September 30, 2011 was $3,292,000, compared to $5,924,000, for the same period in 2010. While the credit market has not improved greatly since the period in 2010, it does not appear to be deteriorating compared to the prior year. Non-performing assets have decreased since the prior year quarter from $27.4 million to $18.2 million. The amount of provision is based on the results of the loan loss model. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $695,000 for the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010. The increase is primarily due to a $892,000 gain on sale of investment securities offset by a decrease in life insurance death benefits that were recognized in the prior year period. Noninterest income decreased $157,000 for the nine months ended September 30, 2011 compared to the same period in 2010. The decrease is primarily due to reduced NSF fees, which declined $50,000, as well as reduced mortgage origination fees that declined by $60,000.

Noninterest Expenses

Total noninterest expenses increased $774,000, or 24.4%, for the quarter ended September 30, 2011, to $3,945,000 compared to $3,171,000 for the quarter ended September 30, 2010. The primary cause of increased noninterest expense for the three months ended September 30, 2011 relates to an increase in other real estate owned and foreclosure expenses as well as a $274,000 early payoff penalty on a FHLB advance. Salaries and employee benefits, the largest component of noninterest expenses, decreased $69,000 for the three months ended September 30, 2011 compared to the same period in 2010. This is due to the Company temporarily suspending the Company match for 401-k Plan contributions and certain other employee incentive programs. Occupancy and equipment, postage and supplies have all declined as the result of continued budget control. Professional expense increased $93,000 primarily due to legal and consulting fees associated with Company regulatory issues. The Federal Deposit Insurance Corporation (“FDIC”) deposit insurance assessments increased for the three months period ended September 30, 2011 primarily as the result of increased assessment rates. Other real estate owned and foreclosure expenses increased $409,000 as a result of valuation adjustments, appraisal costs, legal, property taxes, etc. related to the bank’s repossessed and problem assets.

Total noninterest expenses increased $949,000, or 9.8%, for the nine months ended September 30, 2011, to $10,590,000 compared to $9,641,000 for the nine months ended September 30, 2010. The primary causes of increased noninterest expense for the nine months ended September 30, 2011 relates to an increase in other real estate owned and foreclosure expenses, professional fees, FDIC insurance premiums and an early payoff penalty on a FHLB advance. Salaries and employee benefits, the largest component of noninterest expenses, decreased $269,000 for the nine months ended September 30, 2011 compared to the same period in 2010. This is due to the Company temporarily suspending the Company match for 401-k Plan contributions and certain other employee incentive programs. Occupancy and equipment, marketing, postage and supplies, and directors fees all declined as the result of continued budget control. Professional expense increased $258,000 primarily due to legal and consulting fees associated with Company regulatory issues. The FDIC deposit insurance assessments increased $290,000 for the nine months period ended September 30, 2011 primarily as the result of increased assessment rates. Other real estate owned and foreclosure expenses increased $564,000 as a result of valuation adjustments, appraisal costs, legal, property taxes, etc. related to the bank’s repossessed and problem assets.

Income Tax Expense

There was no income tax expense for the three and nine months ended September 30, 2011. There was $3,129,000 and $3,141,000 in income tax expense for the three and nine months ended September 30, 2010, respectively. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of September 30, 2011, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance on its net deferred tax assets. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 62.9% of total earning assets as of September 30, 2011. Gross loans totaled $231,359,000 as of September 30, 2011, a decline of $38,641,000, or 14.3%, from gross loans of $270,000,000 as of December 31, 2010. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 63.7% of the loan portfolio as of September 30, 2011, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority being in the Company’s local market area.

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

Allowance for Loan Losses

The allowance for loan losses at September 30, 2011 was $6,371,000, or 2.75% of gross loans outstanding, compared to $7,495,000 or 2.78% of gross loans outstanding at December 31, 2010. The net decrease of .03% in the allowance was a combination of a decrease in the gross loans outstanding balance, an increase in specifically identified losses and a decrease in the historical loan loss allocation. The decrease in the historical loan loss allocation was primarily due to a reduction in adversely classified loan balances in the loan loss allocation model. The allowance at September 30, 2011 includes an allocation of $1,482,000 related to specifically identified impaired loans compared to $1,485,000 at December 31, 2010.

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

At September 30, 2011, the Company had $18,219,000 in non-performing assets, comprised of non-accruing loans of $11,880,000 and $6,338,000 in OREO. This compares to $18,705,000 in non-accruing loans and $9,038,000 in OREO at December 31, 2010. Non-performing loans consisted of $10,323,000 in real estate loans and $1,557,000 in commercial loans at September 30, 2011. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first nine months of 2011 and 2010 were approximately $5,014,000 and $3,570,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 53.6% and 40.1% as of September 30, 2011 and December 31, 2010, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $10,918,000 and $11,112,000 at September 30, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $27,170,000, or 11.7%, of total loans outstanding at September 30, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of September 30, 2011, investment securities totaled $124,480,000 or 34.8% of total earning assets. Investment securities decreased $8,333,000, or 6.3%, from $132,813,000 as of December 31, 2010, due to the call of three securities totaling $1,214,000, the sale of securities totaling $56,491,000, and cash inflows from principal prepayments on mortgage backed securities, offset by the purchase of $52,056,000 in mortgage backed securities and $9,232,000 in municipal securities.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $11,323,000 at September 30, 2011, compared to $27,966,000 at December 31, 2010, a decrease of $16,643,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits decreased to $288,418,000 as of September 30, 2011 compared to $319,916,000 as of December 31, 2010. A decrease of $35,889,000 in retail and wholesale certificates of deposit and $532,000 in demand deposits was partially offset by an increase of $4,923,000 in savings and NOW accounts. Total core deposits, defined as all deposits excluding time deposits of more than $250,000 and brokered deposits have decreased by approximately $23,732,000 in the nine months ended September 30, 2011. This was due to intentional balance sheet reduction accomplished by deposit pricing.

At September 30, 2011 and December 31, 2010, interest bearing deposits comprised 87.6% of total deposits. Noninterest bearing deposits decreased by $532,000 through the first nine months of 2011. Included in the interest bearing total were brokered deposits of $4,197,000, or 1.5%, and $12,943,000, or 4.0%, of total deposits at September 30, 2011 and December 31, 2010, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At September 30, 2011, total borrowings were $75,341,000, compared with $113,841,000 as of December 31, 2010. There were no federal funds purchased at September 30, 2011 or December 31, 2010. At September 30, 2011 and December 31, 2010, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank totaled $49,000,000 and $87,500,000, respectively, as of September 30, 2011 and December 31, 2010, respectively. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.23% and 3.05% as of September 30, 2011 and December 31, 2010, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.69 years and 2.18 years as of September 30, 2011 and December 31, 2010, respectively.

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

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first nine months of 2011, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2011, core deposits totaled approximately $264,289,000, or 91.6%, of the Company’s total deposits, compared to approximately $288,021,000, or 90.0%, of the Company’s total deposits as of December 31, 2010.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At September 30, 2011, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively. Approximately $12,000,000 was available for use as of September 30, 2011 and December 31, 2010. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $49,000,000 and $87,500,000 at September 30, 2011 and December 31, 2010, respectively. Unused available FHLB borrowings totaled approximately $55,750,000 and $13,473,000 at September 30, 2011 and December 31, 2010, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged its consumer and commercial loan portfolio as collateral for approximately $16,664,000 in unused available credit as of September 30, 2011.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 22.3% to 28.3% from December 31, 2010 to September 30, 2011.

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

Holding Company

Greer Bancshares Incorporated, the parent holding company generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2010. Subsequently, the Company funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company also received funds from the sale of a parcel of land for $590,000 before selling costs which had been held for future expansion. The Company had approximately $125,000 in cash remaining as of September 30, 2011 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2011 there were $408,488 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends.

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

On June 23, 2010, the Company entered into an informal Memorandum of Understanding (the “FRB MOU”) with the Federal Reserve Bank of Richmond (the “FRB”). Among other things, the FRB MOU required the Company to seek permission prior to paying any dividends or trust preferred interest. As discussed under “- Liquidity and Capital Resources” above, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Also, on January 6, 2011, the Company gave notice to the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as a part of the TARP program beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the FRB. On July 7, 2011, the Company and the FRB entered into a Written Agreement which superseded the FRB MOU. The Written Agreement with the FRB is discussed below.

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

As of September 30, 2011, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8%, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level as of September 30, 2011, by continuing to reduce the Bank’s total assets. Tier One Capital Ratio was 6.76% and Total Risk Based Capital Ratio was 11.46% as of September 30, 2011.

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

The Bank exceeded minimum regulatory capital requirements at September 30, 2011 and December 31, 2010 as set forth in the following table. With respect to the requirements of the Consent Order, as disclosed below, the Bank at September 30, 2011 and December 31, 2010 would have met the total risk-based capital ratio but would not have met the leverage ratio:

			For Capital Adequacy Purposes		To be Well Capitalized Under Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011
Total risk-based capital (to risk-weighted assets)	$30,540	11.46%	$21,315	8.0%	$26,644	10.0%
Tier 1 capital (to risk-weighted assets)	$27,172	10.20%	$10,657	4.0%	$15,986	6.0%
Tier 1 capital (leverage) (to average assets)	$27,172	6.76%	$16,070	4.0%	$32,141	8.0%

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	$30,948	10.0%
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	$18,569	6.0%
Tier 1 capital (leverage) (to average assets)	$29,334	6.45%	$18,190	4.0%	$36,380	8.0%

The Holding Company is also subject to certain capital requirements. At September 30, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 8.83%, 5.87% and 11.70%, respectively. At December 31, 2010, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 8.6%, 5.8% and 11.0%, respectively.

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

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2011. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GREER BANCSHARES INCORPORATED

Dated: November 14, 2011	/s/ R. Dennis Hennett
R. Dennis Hennett
President and Chief Executive Officer

Dated: November 14, 2011	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability