Form 10-K
period 2011-12-31
GREER BANCSHARES INC
filed 2012-03-20
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant 2,054,715 shares) as of June 30, 2011 was $2,671,130. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 20, 2012
Common Stock, $5.00 par value per share	2,486,692 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including the factors set forth below in “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

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

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank’s first branch office, located at 601 North Main Street, Greer, South Carolina 29650, was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, South Carolina 29687. In September 2007, the Bank opened a commercial and mortgage loan production office at 103 C-2 Regency Commons Drive in Greer, South Carolina 29650. The mortgage loan production office was closed in September 2009.

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

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. These long-term obligations currently qualify as total risk based capital for the Company. Both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments. The Trust Preferred securities are described more fully below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Long Term Borrowings” and in Note 8 to the Financial Statements included in Item 8 below. On January 3, 2011, the Company elected to defer payments on the Trust Preferred Debentures.

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. The “TARP Preferred” stock is described in more detail below under “Supervision & Regulation - Greer Bancshares Incorporated - Participation in the Capital Purchase Program of the Troubled Asset Relief Program” in this Item 1 and in Note 18 to the Financial Statements included in Item 8 below. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the Trust Preferred stock.

As discussed under “Greer State Bank” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into a Consent Order with the FDIC and the South Carolina Board of Financial Institutions, which we refer to throughout this report as the “Consent Order”, and on July 7, 2011, the Company entered into a Written Agreement with the Federal Reserve Board, which we refer to throughout this report as the “Written Agreement.”

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

Deposits

The Company offers a full range of banking services through its subsidiary, including checking, savings, brokered deposits and other time deposits of various types, loans for business, real estate, personal use, home improvements, automobiles and a variety of other types of loans and services. In addition, drive-up, safe deposit and night depository facilities are offered. The Bank solicits deposit accounts from individuals, businesses, associations and organizations, and governmental authorities.

The Bank’s core deposits consist of retail checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit. These deposits, along with short-term borrowings, long-term borrowings, and brokered deposits, are used to support our asset base. Retail deposits comprise 98.8% of total deposits, with brokered certificates of deposits comprising 1.2% of total deposits at December 31, 2011. Management continues to target the conversion of brokered certificates to retail deposits over time. Pursuant to the Consent Order between the Bank and regulators discussed under “Supervision and Regulation - Greer State Bank” below, the Bank’s use of brokered deposits is now restricted. Generally, the Bank must obtain prior written determination of no supervisory objection from the Federal Deposit Insurance Corporation before accepting, renewing or rolling over brokered deposits. Given the fact that, historically, the Bank’s brokered certificates base has been less expensive than borrowing rates, it is likely that management will work to maintain the longstanding relationships the Bank has with its brokered certificate issuers and will use a reasonable amount of brokered deposits as it effectively manages the Bank’s cost of funds, subject to the concurrence of regulators. Prospectively, management anticipates that attraction of retail deposits will reduce the reliance on brokered certificates of deposit. See additional discussion in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”

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

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2011, 98.1% of the Bank’s loan portfolio is secured and 85.7% of the total loan portfolio is secured by real estate. See additional discussion of credit concentrations related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” in this report.

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

While the Bank does not make it a practice of establishing an interest reserve account as part of the loan funding amount, it is a common practice in the industry to allow an interest reserve account during the initial construction phase of a real estate project. The Bank’s loan portfolio contained one construction and land development loan totaling $1,076,000 with an interest reserve account at December 31, 2011. The nature of the interest reserve was analyzed along with the performance of the loan, underlying collateral value and the schedule of lot sales to determine if the loan should be placed on nonaccrual status. Management determined that this loan with an interest reserve was performing adequately. As such, it was not placed on nonaccrual as of December 31, 2011. The loan was, however, considered a potential problem loan.

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

Loan Risk Management - The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. A bank consulting firm is employed to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2011, the legal lending limit amount for the Bank to lend to any one borrower was $5,142,000. See additional discussion of risk management related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” and “-Risk Elements” in this report.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. These competitors are well established with substantially greater resources and lending limits. Many offer services and have extensive branch networks that we do not provide. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are thirteen competitor banks (none of which are headquartered in Greer) with twenty total offices, one savings institution branch (headquartered in Greer), and four credit union branches (one headquartered in nearby Greenville, South Carolina). As of December 31, 2011, the Bank held 25.88% of the FDIC insured deposits in the Greer market. We believe our commitment to quality, personalized service and focus on our local market is a factor that contributes to our competitiveness and success.

Employees

As of December 31, 2011, the Bank had 83 employees, 73 of whom are full-time. The Company does not have any employees other than its two executive officers.

Available Information

The Company files and furnishes reports with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These reports are provided on our website at www.greerstatebank.com as soon as reasonably practicable after they have been filed electronically with the SEC. These filings are also accessible on the SEC’s website at www.sec.gov. In addition, we make available on our website filings reporting stock ownership by directors, officers, and beneficial owners of more than 10% of our common stock pursuant to Section 16 of the Securities Exchange Act of 1934. The public may also read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

South Carolina State Regulation. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, the Company is subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Periodic reports must be filed with the State Board with respect to the Company’s financial condition and operations, management and intercompany relationships between the Company and its subsidiaries. Additionally, the holding company, with limited exceptions, must obtain approval from the State Board prior to engaging in acquisitions of banking or non-banking institutions or assets.

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

The FRB guidelines include a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “-Greer State Bank - Capital Requirements.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Without regulatory approval, we may also issue securities and contribute the proceeds to the Bank, subject to federal and state securities laws.

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

•

Bonus Prohibition. EESA prohibits the payment of any “bonus, retention award, or incentive compensation” to our most highly-compensated employees. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” discussed below.

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

•

Golden Parachutes. EESA prohibits any severance payment to an SEO or any of the next five most highly-compensated employees upon termination of employment for any reason. EESA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on its Series 2009-Sp and Series 2009-WP TARP Preferred stock, beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures related to its two series of Trust Preferred securities beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order” below, on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as disclosed below, the Company is under a Written Agreement (the “Witten Agreement”) with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. These are discussed below under “Greer State Bank - Dividends.”

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

Dividends. Pursuant to South Carolina banking law, all cash dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See “Capital Requirements” below.

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

The Bank expensed FDIC insurance premiums of $ 944,610, $678,379 and $849,950, respectively, in 2011, 2010 and 2009. The 2009 expense also included the $212,000 special assessment by the FDIC. During 2009, the FDIC also required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Bank paid $2,174,110 in prepaid assessments to the FDIC in the fourth quarter of 2009, of which $141,207 was expensed in 2009, with the remaining $2,032,903 to be recognized over the next three years based on the FDIC assessment. In 2011 and 2010 the amount of prepaid assessment expensed was $913,377 and $638,850, respectively.

In October 2010, the FDIC adopted a new Restoration Plan for the FDIC Deposit Insurance Fund (“DIF”) to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the Restoration Plan, the FDIC did not institute the uniform three-basis point increase in assessment rates scheduled to take place on January 1, 2011 and maintained the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required.

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments will be based on average total assets less average tangible equity instead of the previous methodology that was based on deposits. Also new assessment rates were adopted. The new assessment methodology and assessment rates were effective April 1, 2011.

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

Safety and Soundness Standards. The FDICIA required the federal bank regulatory agencies to prescribe, by regulation, non-capital safety and soundness standards for all insured depository institutions and depository institution holding companies. The FDIC and the other federal banking agencies have adopted guidelines prescribing safety and soundness standards pursuant to FDICIA. The safety and soundness guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Among other things, the guidelines require banks to maintain appropriate systems and practices to identify and manage risks and exposures identified in the guidelines. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDICIA. If an institution fails to comply with such an order, the agency may seek enforcement in judicial proceedings and seek to impose civil money penalties.

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. The FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2011, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized; however, due to the Consent Order recently entered into with the FDIC, new minimums have been established. See discussion below entitled “Consent Order” and chart below.

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

The actual capital amounts and ratios and minimum regulatory amounts and ratios for the Bank are as follows:

(Dollars in thousands)
			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order Dated March 1, 2011(1)
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital (to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$29,334	6.45%	$18,190	4.0%	N/A	N/A

(1)	See discussion below entitled “Consent Order.”

The Company is also subject to certain capital requirements. At December 31, 2011 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 9.16%, 6.13% and 12.04%, respectively. At December 31, 2010 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 8.6%, 5.8% and 11.0%, respectively.

The Bank is required by the Federal Reserve Bank to maintain average cash reserve balances at the Federal Reserve Bank and in working funds based upon a percentage of deposits. The required amount of these reserve balances at December 31, 2011 was $100,000.

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

Consent Order. On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SC Banking Board”). The Consent Order is based on the findings of the FDIC during their on-site examination of the Bank as of June 30, 2010. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight. Specifically, under the terms of the Consent Order, the Bank is required to (i) develop, implement and adhere to a written program to reduce the high level of credit risk; (ii) update and implement written policies and procedures addressing loan policy, allowance for loan losses and other real estate owned; (iii) continue to improve its liquidity position and maintain adequate sources of funding; (iv) obtain prior written determination of no supervisory objection from the FDIC before accepting, renewing or rolling over brokered deposits; (v) update and adhere to a strategic plan designed to improve the condition of the Bank; (vi) develop and submit a capital plan to achieve and maintain certain capital requirements; and (vii) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the Consent Order are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank was to achieve and maintain a Tier 1 capital to average (leverage) ratio assets of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status. If the Bank is unable to achieve the required capital ratios, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted. The Consent Order is discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments-Consent Order.”

On July 7, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “FRB”). The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the South Carolina Board of Financial Institutions (“S.C. Bank Board”).

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

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions, including the Company, to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs. We implemented the changes required by the FDIC guidance by July 1, 2011.

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

Our ability to achieve these goals will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues. Failure to comply with the requirements of the Consent Order - particularly capital requirements - could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations. Further, the ability to operate as a going concern could be negatively impacted.

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

As of December 31, 2011, we had 7,513,308 shares of additional authorized common stock available for issuance, and 189,507 shares of additional authorized preferred stock available for issuance. We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. We, as well as our banking regulators, continue to regularly perform a variety of capital analyses on the Company and the Bank, in particular taking into account our regulatory capital ratios, financial condition and other relevant factors. If it becomes appropriate in order to maintain or increase our capital levels, we may feel compelled to issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock. Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could substantially dilute the holdings of existing common shareholders. The market price of our common stock could also decline as a result of sales or anticipation of such sales.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets over the past four years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. As a consequence, in 2008 the Company experienced losses resulting primarily from substantial impairment charges on investment securities. More recently, the Company’s losses are mainly attributed to increased loan loss provisions and FDIC assessments. Continued declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly, in which case the Company could continue to experience losses, write-downs of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

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

Continued adverse market or economic conditions in South Carolina may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2011, 80.8% of our loans held for investment were for real estate purposes. Of this amount, 17.2% were commercial construction and land development loans, 29.5% were residential loans, 21.2% were owner occupied commercial real estate loans and 32.1% were non-owner occupied commercial real estate loans. We experienced increased payment delinquencies with respect to these loans throughout 2010 and 2011 which negatively impacted our results of operations. A sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition.

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

The Company engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was 13.9% at December 31, 2011 compared to 14.9% of total loans at December 31, 2010. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, such as we believe are now being experienced in residential real estate construction nationwide, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. Throughout 2010 and 2011, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We continue to have elevated levels of other real estate, primarily as a result of foreclosures, and thus anticipate we will continue to have elevated levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, our level of foreclosed properties, primarily those acquired from builders and from residential land developers, has become elevated. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. As levels of other real estate increase and also as local real estate values decline these charges will likely remain elevated, negatively affecting our results of operations.

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

If we continue to experience losses at levels that we experienced during 2010 and 2011 we may need to raise additional capital in the future. We may also need to raise capital to support our growth. However, that capital may not be available when it is needed.

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

The Company and the Bank are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities, including the termination of deposit insurance by the FDIC.

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

The Federal Reserve and FDIC recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. We have implemented changes to our business practices relating to overdraft payment programs in order to comply with these regulations.

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

The Bank’s FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher premiums in the future. A large number of depository institution failures have significantly depleted the deposit insurance fund (the “DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009, which amounted to $212,000 for the Bank. The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits. The FDIC may impose additional special assessments in the future.

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

Our directors and executive officers, as a group, beneficially owned 19.54% of our outstanding common stock as of February 12, 2012. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on its Series 2009-SP and Series 2009-WP TARP Preferred stock, beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures related to its two series of Trust Preferred securities beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as previously disclosed, the Company is under a Written Agreement with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

The Series 2009-SP and Series 2009-WP preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up. Furthermore, in the event that we fail to pay dividends on the Series 2009-SP and Series 2009-WP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors will be increased by two. Holders of the Series 2009-SP and Series 2009-WP preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, will be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. As of the date of this report, we have failed to pay dividends on the Series 2009-SP and Series 2009-WP TARP preferred stock for four quarterly dividend periods.

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

As of December 31, 2011, the Bank’s properties consisted of the following four banking facilities, which we believe are fully suitable and adequate for the conduct of our business:

•	Our corporate headquarters and main office located at 1111 West Poinsett Street, Greer, South Carolina 29650

•	A branch with our operations functions located at 601 North Main Street, Greer, South Carolina 29650.

•	A branch located at 871 South Buncombe Road, Greer, South Carolina 29650.

•	A branch located at 3317 Wade Hampton Boulevard, Taylors, South Carolina 29687

All buildings and properties, except the land at the Taylors location are owned by the Bank without encumbrances. The land at the Taylors location is owned by Greer Bancshares Incorporated and is leased to the Bank.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings incidental to the business of the Company or the Bank.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information and Dividend History

The common stock of Greer Bancshares Incorporated is traded in the over-the-counter market and quoted on the OTC Bulletin Board (symbol: GRBS). As of February 14, 2012 there were 1,123 record holders of our common stock, $5.00 par value per share.

The following table sets forth the high and low “bid” prices per share of the common stock for each quarterly period during the past two fiscal years, as reported on NASDAQ.com. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
Quarter	High	Low	High	Low
First	$4.00	$1.70	$5.00	$4.50
Second	$4.75	$1.30	$8.50	$4.50
Third	$1.50	$1.07	$6.00	$1.55
Fourth	$1.50	$1.30	$3.50	$2.05

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s board of directors out of funds legally available for dividends. Due to the uncertain nature of the current economic environment, no cash dividends were declared on common stock in 2011 in order to prudently preserve capital levels. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of Greer Bancshares Incorporated, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock also prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend, and the suspension remains in effect as of the date of this report. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. The Company has failed to pay four such dividends as of the date of this report.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures related to its two series of Trust Preferred securities beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company is under a Written Agreement with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

December 31,	2011	2010	2009	2008	2007
(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest and fee income	$17,300	$20,043	$21,880	$23,924	$24,836
Interest expense	6,264	8,622	10,546	12,790	12,741

Net interest income	11,036	11,421	11,334	11,134	12,095
Provision for loan losses	3,719	6,675	5,185	4,230	1,811

Net interest income after provision for loan losses	7,317	4,746	6,149	6,904	10,284
Noninterest income (loss)	3,797	5,073	3,227	(5,322)	2,499
Noninterest expense	13,256	12,797	10,523	10,443	9,229
Income tax expense (benefit)	—	4,318	(636)	(3,421)	948

Net income (loss)	$(2,142)	$(7,296)	$(511)	$(5,440)	$2,606

Dividends and accretion on preferred stock	652	642	581	—	—
Net income (loss) available to common shareholders	$(2,794)	$(7,938)	$(1,092)	$(5,440)	$2,606

PER COMMON SHARE DATA
Earnings (Loss):
Basic	$(1.12)	$(3.19)	$(.44)	$(2.19)	$1.05
Diluted	(1.12)	(3.19)	(.44)	(2.19)	1.04
Cash dividends declared per common share	—	—	—	0.51	0.51
Book value	3.38	3.27	7.21	6.93	9.85
Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692	2,485,096	2,479,051
Diluted	2,486,692	2,486,692	2,486,692	2,485,096	2,509,270

SELECTED ACTUAL YEAR END BALANCES
Total assets	$383,511	$456,767	$476,791	$437,037	$389,705
Loans	226,802	270,000	307,393	311,414	263,011
Allowance for loan losses	6,747	7,495	6,315	5,127	2,233
Available for sale securities	129,857	132,813	124,984	79,874	79,565
Held to maturity securities	—	—	—	15,977	19,586
Deposits	281,701	319,916	297,230	280,719	243,355
Borrowings	64,000	102,500	135,493	122,000	105,104
Subordinated debt	11,341	11,341	11,341	11,341	11,341
TARP Preferred Stock	10,234	10,126	10,029	—	—
Total Stockholders’ equity (includes TARP)	18,638	18,261	27,953	17,826	24,436

SELECTED AVERAGE BALANCES
Assets	$418,025	$460,355	$465,532	$417,491	$359,683
Deposits	305,246	311,656	291,892	266,231	239,327
Stockholders’ equity	18,123	26,178	26,992	21,526	23,419

FINANCIAL RATIOS
Return on average assets	(0.67)%	(1.72)%	(.23)%	(1.30)%	.72%
Return on average equity	(15.42)%	(30.32)%	(4.05)%	(25.27)%	11.13%
Average equity to average assets	4.34%	5.69%	5.80%	5.16%	6.51%
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	48.57%

N.M. - Not meaningful

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Deferred Tax Asset - At December 31, 2011, the federal deferred tax asset was $7,471,000 with a valuation allowance of $7,100,000. The need for a valuation allowance is considered when it is determined that it is more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In deciding whether a valuation allowance was required, management considered recent pretax losses as significant negative evidence over its ability to realize its net deferred tax assets.

It is possible that the Company’s management may conclude in future periods that it may have the ability to generate income before taxes at a sufficient level, which may allow the Company to reverse a portion, or all of the valuation allowance.

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

The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision.

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

Other Real Estate Owned

The Company values other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties. Additional information about our other real estate owned, including our estimates of fair value as of December 31, 2011 and 2010 is included in Note 17 of our financial statements included in Item 8 below, which information is incorporated herein by reference.

Recent Developments

Consent Order

Effective March 1, 2011, the Bank entered into a Stipulation to the Issuance of a Consent Order (the “Stipulation”) agreeing to the issuance of a Consent Order (the “Consent Order”) with the FDIC and the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions (the “Commissioner”). The Consent Order replaced the previously disclosed Memorandum of Understanding effective September 8, 2010 with the FDIC and the Commissioner.

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

•

The Bank must notify the FDIC and the Commissioner (collectively, the “Regulators”) of the resignation or termination of any of the Bank’s directors or senior executive officers and notify the Regulators and receive their approval prior to appointing any new such director or senior executive officer.

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

As of December 31, 2011, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise its Tier One Capital Ratio to 8%, the Bank has been able to maintain its Tier One Capital Ratio at the “well-capitalized” level (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) as of December 31, 2011, by continuing to reduce the Bank’s total assets. The Tier One Capital Ratio was 7.05% and the Total Risk Based Capital Ratio was 11.82% as of December 31, 2011.

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

Pursuant to the Written Agreement, the Company will:

•	take steps to ensure that the Bank complies with the Consent Order (described above);

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

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as complying with the capital requirements and restrictions contained in the Consent Order, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. As previously disclosed, the Boards and management of the Company and the Bank have proactively taken steps to comply with the requirements of the Consent Order. The Company and the Bank believe that these steps will help the Company and the Bank address the concerns underlying the Consent Order and the Written Agreement.

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner.

As of December 31, 2011, the Company was compliant with all of the Written Agreement requirements or timelines with the exception of the Bank’s Consent Order stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011 as noted above.

Deferral of Preferred Dividends and Trust Preferred Interest

On January 3, 2011, the Company gave notice of its election pursuant to the terms of its two issues of trust preferred securities, to defer payments of interest on such securities beginning in January 2011. The outstanding trust preferred securities total $11.3 million, and the January 2011 quarterly interest payments total $66,000. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition to deferring payments of interest, the Company is generally prohibited from paying any dividends on its capital stock until deferred interest has been paid. Accordingly, so long as trust preferred interest is deferred, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock issued to the U.S. Treasury Department as part of the Troubled Assets Relief Program (the “TARP Preferred”).

On January 6, 2011, the Company also gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the TARP Preferred. Dividends under the TARP Preferred cumulate and compound when not paid. The TARP Preferred totals approximately $10 million. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. Also, the terms of the TARP Preferred prohibit the Company from paying any dividends on its common stock while payments on the TARP Preferred are in arrears. As of the date of this report, the Company has failed to pay a total of four consecutive dividends on the TARP Preferred.

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

The following discussion describes our results of operations for 2011 as compared to 2010 and 2010 compared to 2009. The Company’s financial condition as of December 31, 2011 as compared to December 31, 2010 is also analyzed. Like most community banks, the Bank derives most of its income from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, on which interest is paid on 87 percent of the accounts. The Bank also utilizes Federal Home Loan Bank advances, the Federal Reserve discount window, federal funds purchased and repurchase agreements for funding loans and investments. One of the key measures of success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and other borrowings. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

A number of tables have been included to assist in the description of these measures. For example, the “Average Balances” table shows the average balances during 2011, 2010 and 2009 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category. A review of this table shows that loans typically provide higher interest yields than do other types of interest earning assets, resulting in management’s intent to channel a substantial percentage of funding sources into the loan portfolio. Similarly, the “Analysis of Changes in Net Interest Income” table demonstrates the impact of changing interest rates and the changing volume of assets and liabilities during the years shown. Finally, a number of tables have been included that provide detail about the Company’s investment securities, loans, deposits and other borrowings.

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

The following discussion and analysis also identifies significant factors that have affected the financial position and operating results during the periods included in the accompanying financial statements. Therefore, this discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this report. All dollars are rounded to the nearest thousand.

Year ended December 31, 2011 compared with year ended December 31, 2010

The Company recorded a net loss attributable to common shareholders of $2,794,000 for the year ended December 31, 2011, compared to a net loss attributable to common shareholders of $7,938,000 for the year ended December 31, 2010. The loss per diluted common share for the year ended December 31, 2011 was $1.12, compared to loss per diluted common share of $3.19 for the year ended December 31, 2010. The net loss in 2011 is due primarily to the loan loss provision, real estate owned expenses and FDIC deposit insurance assessments, partially offset by gain on sale of investment securities. Net interest income decreased slightly to $11,036,000 for the year ended December 31, 2011. Noninterest income decreased $1,276,000 or 25.2%, in 2011 compared to 2010 primarily as a result of reduced gains on sale of investments of $1,129,000. Noninterest expenses increased slightly by $459,000, or 3.6%, in 2011 compared to 2010 primarily as the result of an increase in professional fees and FDIC insurance assessments.

Year ended December 31, 2010 compared with year ended December 31, 2009

The Company recorded a net loss attributable to common shareholders of $7,938,000 for the year ended December 31, 2010, compared to a net loss attributable to common shareholders of $1,092,000 for the year ended December 31, 2009. The loss per diluted common share for the year ended December 31, 2010 was $3.19, compared to loss per diluted common share of $.44 for the year ended December 31, 2009. The net loss in 2010 is due primarily to the loan loss provision, real estate owned expenses, FDIC deposit insurance assessments and a valuation allowance recorded on the deferred tax asset, partially offset by gain on sale of investment securities. Net interest income increased slightly to $11,421,000 for the year ended December 31, 2010. Noninterest income increased $1,382,000, or 37.4%, in 2010 compared to 2009 before the impairment charges of $464,000 primarily as a result of the aforementioned gain on sale of investments of $2,209,000. Noninterest expenses increased $2,274,000, or 21.6%, in 2010 compared to 2009 primarily as the result of an increase in other real estate owned (frequently referred to as “OREO”) and foreclosure expenses partially offset by the results of budget reductions in all other noninterest expenses categories. In addition, there was a special assessment of FDIC insurance premiums in 2009 that did not recur in 2010.

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

Net interest income decreased slightly to $11,036,000 for the year ended December 31, 2011 primarily as the result of decreases in the volume of interest earning assets. The Bank’s average earning assets decreased by $37.4 million, or 8.6%, during 2011. Interest income on earning assets decreased by $2,743,000, or 13.7%. Interest income was also negatively impacted by foregone interest on non-accrual loans. However, as the result of a decrease in non-accrual loans in 2011, interest income was negatively impacted by $705,000 in foregone interest income in 2011 compared to $753,000 in foregone interest income in 2010. This reduction in earning assets was intended due to balance sheet restructuring to increase capital ratios. The Bank’s interest bearing liabilities decreased, and interest expense declined by $2,358,000, or 27.3% compared to 2010. The yield on average interest earning assets declined by 37 basis points in 2011. However, the yield paid on interest bearing liabilities decreased by 42 basis points. The decline in interest expense, while offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2011.

Net interest income increased slightly to $11,421,000 for the year ended December 31, 2010 primarily as the result of increases in the interest rate spread and the net interest margin. The Bank’s average earning assets decreased by $16.8 million, or 3.8%, during 2010. Interest income on earning assets decreased by $1,837,000, or 8.4%. Interest income was also negatively impacted by foregone interest on non-accrual loans. As the result of an increase in non-accrual loans in 2010, interest income was negatively impacted by $753,000 in foregone interest income in 2010 compared to $253,000 in foregone interest income in 2009. While average interest bearing liabilities decreased slightly, interest expense declined by $1,923,000, or 18.2% compared to 2009. The yield on average interest earning assets declined by 22 basis points in 2010. However, the yield paid on interest bearing liabilities decreased by 45 basis points. The decline in interest expense, while slightly offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2010.

The following table sets forth for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses and Rates

Year Ended December 31,	2011			2010			2009
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest Earning Assets:
Taxable Investments	$103,101	$2,899	2.81%	$101,237	$3,026	2.99%	$104,672	$4,229	4.04%
Non-Taxable Investments	31,112	1,202	5.88%	25,507	1,052	6.39%	22,438	967	6.65%
Int. Bearing Deposits in other banks	12,931	36	.28%	7,134	12	.17%	859	12	1.40%
Federal Funds Sold	3,411	8	.23%	5,455	30	.55%	1,170	4	.34%
Loans (2)	246,262	13,155	5.34%	294,851	15,923	5.40%	309,162	16,668	5.39%

Total Interest Earning Assets	396,817	17,300	4.52%	434,184	20,043	4.75%	438,301	21,880	5.11%

Other noninterest-earning assets	21,208			26,171			27,231

Total Assets	$418,025			$460,355			$465,532

Liabilities and Stockholder’s Equity
Interest Bearing Liabilities:
NOW Accounts	$47,434	69	0.15%	$45,991	97	0.21%	$41,703	104	0.25%
Money Market and Savings	75,333	1,137	1.51%	58,702	1,166	1.99%	43,384	880	2.03%
Time Deposits	146,983	2,316	1.58%	175,740	3,527	2.01%	177,604	4,887	2.75%
Federal Funds Purchased	29	—	1.01%	1,977	5	.05%	11,901	38	.32%
Repurchase Agreements	15,000	548	3.65%	15,000	548	3.65%	15,000	548	3.65%
FHLB Borrowings	63,905	1,931	3.02%	92,278	3,016	3.27%	104,737	3,762	3.59%
Other Long Term Debt	11,341	263	2.32%	11,341	263	2.33%	11,341	327	2.88%

Total Interest Bearing Liabilities	360,025	6,264	1.73%	401,029	8,622	2.15%	405,670	10,546	2.60%

Noninterest-Bearing Liabilities:
Demand Deposits	35,496			31,223			29,193
Other Liabilities	4,381			1,925			3,677

Total Noninterest-Bearing Liabilities	39,877			33,148			32,870

Total Liabilities	399,902			434,177			438,540

Stockholders’ Equity	18,123			26,178			26,992

Total Liabilities and Stockholders’ Equity	$418,025			$460,355			$465,532

Net Interest Spread			2.78%			2.60%			2.51%
Net Interest Income		$11,036			$11,421			$11,334

Net Interest Yield			2.94%			2.77%			2.71%

(1)	All yields/rates are computed on a tax equivalent basis at a federal tax rate of 34%.
(2)	Average loan balances include nonaccrual loans. All loans and deposits are domestic. Loan fees are included in loan income amounts.

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the changes in applicable rates have had on changes in net interest income during the periods indicated. The net changes in net interest income in this table expand the differences in net interest income in the previous table, “Average Balances, Income, Expenses and Rates.”

Analysis of Changes in Net Interest Income

Year Ended December 31,	2011 Compared with 2010			2010 Compared with 2009
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Taxable Investments	$56	$(183)	$(127)	$(139)	$(1,064)	$(1,203)
Non-Taxable Investments	231	(81)	150	132	(47)	85
Interest-Bearing Deposits in other banks	9	15	24	88	(88)	—
Federal Funds Sold	(11)	(11)	(22)	15	11	26
Loans	(2,624)	(144)	(2,768)	(1,457)	712	(745)

Total	(2,339)	(404)	(2,743)	(1,361)	(476)	(1,837)

Interest Expense:
NOW Accounts	3	(31)	(28)	11	(18)	(7)
Money Market and Savings	331	(360)	(29)	311	(26)	285
Time Deposits	(578)	(633)	(1,211)	(51)	(1,309)	(1,360)
Federal Funds Purchased	(5)	—	(5)	(28)	(5)	(33)
Repurchase Agreements	—	—	—	—	—	—
FHLB Borrowings	(928)	(157)	(1,085)	(452)	(294)	(746)
Other Long Term Debt	—	—	—	—	(63)	(63)

Total	(1,177)	(1,181)	(2,358)	(209)	(1,715)	(1,924)

Net Interest Income	$(1,162)	$777	$(385)	$(1,152)	$1,239	$87

The rate/volume variances (change in volume times change in rate) have been allocated to the change attributable to rate.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company was liability sensitive in the up to three months gap as well as liability sensitive from three to twelve months as of December 31, 2011. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The table included above shows the changes in interest income and expense during 2011 and 2010, and allocates the appropriate amount of income or expense to changes in rate or changes in volume. In 2011 interest income decreased by $2,743,000 and interest expense decreased by $2,358,000, resulting in a decrease of $385,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in net interest expense is attributable to both decreases in market interest rates as term interest bearing deposits reprice and decreases in time deposits and FHLB borrowings.

In 2010 interest income decreased by $1,837,000 and interest expense decreased by $1,924,000, resulting in a slight increase of $87,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in interest expense is largely attributable to decreases in market interest rates as term interest bearing deposits repriced.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made as needed to maintain the allowance at an appropriate level based on management’s analysis of the inherent probable losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, and the amount of loan losses actually charged against the reserve during the period and current economic conditions. During 2011, the Bank provisioned $3,719,000 for loan losses, resulting in a balance in the allowance for loan losses of $6,747,000 at December 31, 2011 after considering net charge-offs of $4,467,000. The reserve for loan losses was 2.97% and 2.78% of total loans for the years ended December 31, 2011 and 2010, respectively. Non-performing loans (i.e., loans ninety days or more past due and loans on non-accrual status) as a percentage of total assets decreased from 4.10% to 2.72%, or $8,256,000 from December 31, 2010 to December 31, 2011. This decrease was primarily a result of approximately $4,899,000 in loan charge-offs and approximately $5,150,000 in transfers of collateral to OREO. Management continues to carefully analyze the loan portfolio to ensure the timely identification of problem loans and believes the current reserve level is adequate as indicated by the Bank’s loan loss reserve model at December 31, 2011.

Potential problem loans, which are not included in non-performing loans, amounted to $24,314,000, or 10.7% of total loans outstanding at December 31, 2011. This is a decrease of $3,248,000, or 11.8%, from potential problems loans totaling $27,562,000 at December 31, 2010. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Thirteen construction and land development loan relationships totaling $7,069,000 were included in potential problem loans at December 31, 2011. While these loans are currently performing under the contract terms, the construction or development projects are not performing as originally projected, due to a decline in the sale of lots. These loans have current appraisals indicating the collateral values exceed the loan balances.

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

Noninterest Income

Noninterest income decreased $1,276,000, or 25.2%, in 2011 compared to 2010. The decrease was primarily due to reduced gains on sale of investment securities of $1,129,000 in 2011. Customer services fees also decreased by $53,000 or 6.6% in 2011 compared to 2010. This was a result of a decrease of $57,000 in non-sufficient funds fees.

Noninterest income increased $1,382,000, or 37.4%, in 2010 compared to 2009 before the impairment charges in investment securities and restricted stock of $465,000. The increase was primarily due to a gain on sale of investment securities of $2,209,000 in 2010. In addition, other noninterest income increased $337,000, or 19.5%, for the year ended December 31, 2010 mainly as the result of life insurance proceeds received related to the July 2010 death of one of the directors. Visa debit and credit card fee income increased $132,000 from 2009 to 2010 due to increased volume. This increase was partially offset by decreases of $61,000 and $33,000 in secondary marketing income and income from the financial services division, respectively.

Noninterest Expenses

Noninterest expenses increased $459,000, or 3.6%, in 2011 compared to 2010 primarily as the result of an increase in professional fees and FDIC assessments. Professional fees include attorneys, consultants and accountants. These fees have increased due to increased levels of work associated with the Consent order. Other real estate owned expenses and foreclosure expenses increased slightly by $73,000, or 2.0%, in 2011 compared to 2010 due to continued elevated levels in Bank owned real estate, net realizable valuation adjustments needed as updated appraisals were received during the holding period, payment of property taxes and repairs needed to maintain the real estate in sellable condition. As we work to manage our levels of foreclosed assets, it is likely that we will continue to see elevated levels of related expenses for managing the properties. In addition, to the extent that updated appraisals reflect reductions of values of the property, we will be required to record additional charges to our earnings. Updated appraisals are generally required every nine to twelve months.

Noninterest expenses increased $2,274,000, or 21.6%, in 2010 compared to 2009 primarily as the result of an increase in OREO and foreclosure expenses partially offset by the results of budget reductions in all other noninterest expenses categories. In addition, there was a special assessment of FDIC insurance premiums of $212,000 in 2009 that did not recur in 2010. Other real estate owned expenses and foreclosure expenses increased $2,741,000, or 332.7%, in 2010 compared to 2009 due to increases in Bank owned real estate, net realizable valuation adjustments needed as updated appraisals were received during the holding period, payment of property taxes and repairs needed to maintain the real estate in sellable condition. Director’s fees declined $98,000, or 51.2%, in 2010 compared to 2009 as the result of a Board effort to further reduce expenses.

Income Taxes

The Company recorded no income tax expense for the year ended December 31, 2011 due to the operating loss, compared to income tax expense of $4,318,000 for the year ended December 31, 2010. The 2010 income tax expense was solely the result of recording a valuation allowance on temporary tax differences and net operating loss carryforwards.

At December 31, 2011, the Company had a federal deferred tax asset of $7,471,000 with a valuation allowance of $7,100,000.

At December 31, 2010, the Company had net deferred tax assets of $457,000. The net deferred tax asset was $6,267,000 at December 31, 2010 prior to the valuation allowance. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of December 31, 2010, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and recorded a valuation allowance on all temporary differences other than those related to unrealized gains or losses within the investment securities portfolio.

Capital Resources

Total capital of the Company increased $377,000 from December 31, 2010 compared to December 31, 2011 primarily as a result of the accumulated other comprehensive income of $2,433,000 offset by the net loss of $2,142,000.

Total capital of the Company decreased $9,691,000 from December 31, 2009 to December 31, 2010 primarily as a result of the net loss attributable to common shareholders of $7,938,000. In addition, accumulated other comprehensive loss decreased by $1,942,000 and the Company declared cash dividends on preferred stock totaling $545,000 in 2010.

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

As discussed above under “Recent Developments,” on March 1, 2011, the Bank entered into the Consent Order with its primary Federal regulator, the FDIC, and the S.C. Board of Financial Institutions. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity and interest rate risk. In addition, the FDIC has established minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank was to achieve and maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. As disclosed under “Risk-Based Capital Ratios” below, the Bank at December 31, 2011 met the total risk-based capital ratio but not the leverage ratio. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well capitalized.” If the Bank is unable to achieve the required capital ratios within the specific timeframes, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

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

Greer State Bank and the holding company exceeded minimum regulatory capital requirements and are “adequately capitalized” (as defined by the applicable regulations of the FDIC and the FRB) at December 31, 2011, 2010 and 2009 as set forth in the following table; however, the Bank’s ratio of Tier 1 capital to average assets as of December 31, 2011 does not meet the requirements of the Bank’s Consent Order with the FDIC and the South Carolina Board of Financial Institutions. See Note 16 of the accompanying consolidated financial statements for minimum and well capitalized regulatory requirements.

Risk-Based Capital Ratios

(Dollars in thousands)

Bank	2011	2010	2009
Tier 1 Capital	$27,531	$29,334	$35,614
Tier 2 Capital	3,314	3,923	4,371

Total Qualifying Capital	$30,845	$33,257	$39,985

Risk-adjusted total assets	$260,954	$309,480	$347,753

(including off-balance-sheet exposures)
Tier 1 risk-based capital ratio	10.55%	9.48%	10.02%
Total risk-based capital ratio	11.82%	10.75%	11.28%
Tier 1 leverage ratio	7.05%	6.45%	7.43%

Greer Bancshares
Tier 1 risk-based capital ratio	9.16%	8.6%	10.4%
Total risk-based capital ratio	12.04%	11.0%	12.2%
Tier 1 leverage ratio	6.13%	5.8%	7.7%

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

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. The Company has failed to pay dividends on its TARP Preferred stock for four consecutive quarters as of the date of this report.

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures issued in connection with its two series of Trust Preferred securities beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

As discussed under “Item 1. Business-Supervision and Regulations-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order,” on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company is under a Written Agreement with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

Liquidity

The Company manages its liquidity for both the asset and liability side of the balance sheet through coordinating the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds purchased and sold and deposit levels. The Company has federal funds lines in place totaling $12 million, the ability to borrow additional funds from the Federal Reserve Discount Window of up to 75% of the Bank’s qualifying non-real estate consumer and commercial loans, the ability to borrow additional funds from the Federal Home Loan Bank of up to 25% of the Bank’s assets and also has a repurchase agreement line, currently fully drawn, with Deutsche Bank Securities, Inc., totaling $15 million. Use of the Federal Reserve, FHLB and repurchase lines is subject to the availability of acceptable collateral. As of December 31, 2011, the Company had $87,136,000 in available collateral, including loans and securities, for all lines. Management has established policies and procedures governing the length of time to maturity on loans and investments and has established policies regarding the use of alternative funding sources. In the opinion of management, the deposit base and lines of credit can adequately support short-term liquidity needs. Management has a contingency liquidity plan in place in the event lines of credit are reduced and/or collateral availability diminishes.

Impact of Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guaranty the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Both of these products are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At December 31, 2011 and 2010, the Company’s commitments to extend credit totaled $26,472,000 and $38,425,000, respectively. Additional information about the Company’s commitments to extend credit is set forth in Note 10 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Investment Portfolio

The following tables summarize the carrying value of investment securities as of the years ended December 31, 2011, 2010 and 2009.

(Dollars in thousands)
	December 31, 2011	December 31, 2010	December 31, 2009
United States Government and other agency obligations	$—	$—	$1,988
Mortgage-backed securities	91,209	101,793	99,874
Municipal securities	38,338	30,638	22,786
Collateralized debt obligation	310	382	336

	$129,857	$132,813	$124,984

As of December 31, 2011 there was $46,969,000 and $42,584,000 of FNMA and FHLMC mortgage-backed securities outstanding.

The following tables summarize the carrying value and estimated market value of investment securities and weighted-average yields of those securities at December 31, 2011. The yields are based upon amortized cost. The yield on securities of state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Portfolio Composition

(Dollars in thousands) December 31, 2011	Due One Year or Less	One Year Through Five Years	Five Years through Ten Years	After Ten Years	Total	Estimated Market Value	Average Maturity in Years

Available-for-sale
Mortgage-backed securities	$3	$87	$447	$90,672	$91,209	$91,209	18.18
Municipal securities	369	1,563	8,318	28,088	38,338	38,338	11.77
Collateralized debt obligation	—	—	—	310	310	310	22.55

Total	$372	$1,650	$8,765	$119,070	$129,857	$129,857

Available-For-Sale
Weighted Average Yields:
Mortgage-backed securities	4.0%	4.5%	4.6%	2.6%	2.7%
Municipal securities	7.1%	6.9%	3.8%	5.5%	5.6%
Collateralized debt obligation	0.0%	0.0%	0.0%	0.0%	0.0%

Investment securities in an unrealized loss position as of December 31, 2011 continue to perform as scheduled. Investment securities are evaluated monthly for indicators of other-than-temporary impairment (“OTTI”). Impairment is considered to have occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred 1) if there is intent to sell the security 2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or 3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not we will be required to sell, the OTTI is separated into credit and noncredit components The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Our securities may further decline in value in future periods, which may require additional charges for other than temporary impairment of securities.

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

While the Company’s corporate office is located in Greer, South Carolina, its service area is mixed in nature. The Greenville-Spartanburg area is a regional business center whose economy contains elements of manufacturing, higher education, regional health care and distribution facilities. Outside the incorporated city limits of Greer, the economy includes manufacturing, agriculture and industry. No particular category or segment of the economy previously described is expected to grow or contract disproportionately in 2012.

Total loans outstanding were $226,802,000 and $270,000,000 at December 31, 2011 and 2010, respectively. See Loan Portfolio Composition table below for concentration by credit type. Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.

The Company’s ratio of loans to deposits was 80.5% and 84.4% at December 31, 2011 and 2010, respectively. The loan to deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base. The decrease in the loans to deposits ratio is primarily due to the reduction of loan demand combined with continued principle reductions, resulting in a greater decrease in loan volume than the decrease in the deposit volume.

The following table summarizes the composition of the loan portfolio by category at the dates indicated.

Loan Portfolio

Year-end loans consisted of the following:

(Dollars in thousands)
	2011	2010	2009
Commercial and industrial:
Commercial	$39,301	$49,467	$60,326
Leases & other	70	342	598

Total Commercial and industrial:	39,371	49,809	60,924

Commercial real estate:
Construction/land	31,514	40,243	68,099
Commercial mortgages - owner occupied	38,921	42,569	45,543
Other commercial mortgages	58,771	71,213	55,976

Total commercial real estate	129,206	154,025	169,618

Consumer real estate:
1-4 residential	31,699	35,027	41,232
Home equity loans and lines of credit	22,385	25,846	27,362

Total Consumer real estate	54,084	60,873	68,594

Consumer installment:
Consumer installment	4,141	5,293	8,257

Total loans	226,802	270,000	307,393
Allowance for loan losses	(6,747)	(7,495)	(6,315)

Net loans	$220,055	$262,505	$301,078

Prior to 2009, the Company categorized its loans using different categories from those shown in the preceding table and the prior year data is not readily re-categorizable into the current categories. The year-end make-up of the Company’s loan portfolio for 2008 and 2007, using the old categories, can be found on page 14 of our 2008 Annual Report to Shareholders filed as Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2008, which information is incorporated herein by reference.

The Company’s loan portfolio contains a significant percentage of real estate mortgage loans. Real estate loans decreased by $31,608,000 to $183,290,000 during the twelve months ended December 31, 2011. At December 31, 2011 real estate loans represented 80.81% of the total loan portfolio compared to 79.59% at December 31, 2010. The slight increase in real estate mortgage loans as a percentage of total loans can be attributed to the slowing demand in the Company’s market area for commercial and consumer installment loans, which is a result of a softening local economy and tightened underwriting standards. In an effort to effectively manage its interest rate risk, over the past several years the Company has not offered in-house long-term fixed rate mortgage loans; however, the Company has offered five-year and seven-year balloon mortgage loan products at competitive rates. The Company continues to offer fixed rate long term mortgages through secondary market investor loan programs. Commercial and industrial loans decreased to $39,371,000 during 2011 as a result of a softening local economy. Commercial and industrial loans comprised 17.36% and 18.45% of the total loan portfolio at December 31, 2011 and 2010, respectively.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes the loan maturity distribution for the selected categories as of December 31, 2010. The Company has a total of $113,117,000 in variable rate loans indexed to the Wall Street Journal Prime rate.

December 31, 2011	Commercial		Real Estate- Construction/Land		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Due One Year or Less	$19,789	50.35%	$11,511	36.53%	$31,300	44.20%
Due One Year through Five Years	16,801	42.75%	19,394	61.54%	36,195	51.11%
Due After Five Years	2,711	6.90%	609	1.93%	3,320	4.69%

Total	$39,301	100.00%	$31,514	100.00%	$70,815	100.00%

For loans in the selected categories above with maturities greater than one year, $1,451,000 have variable rates and $38,064,000 have fixed rates.

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

The following table states the approximate aggregate amount of problem assets in each of the following categories at December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Nonperforming loans:
Nonaccrual-real estate mortgage	$3,069	$7,342	$6,426	$4,727	$2,488
Nonaccrual-commercial and industrial	273	—	273	338	213
Nonaccrual-consumer	132	251	26	3	1
90 days or more past due and still accruing interest	—	—	561	86	100
Non-performing Troubled debt restructurings	6,975	11,112	—	—	—

Total nonperforming loans	10,449	18,705	7,286	5,154	2,802

Foreclosed properties:
Foreclosed properties-residential real estate	5,382	7,380	5,068	675	42
Foreclosed properties-commercial real estate	1,087	1,658	3,426	1,167	—

Total foreclosed properties	6,469	9,038	8,494	1,842	42

Total nonperforming assets	$16,918	$27,743	$15,780	$6,996	$2,844

Total performing Troubled debt restructurings	$5,075	$242	$7,528	$—	$—

Nonperforming assets to total loans and foreclosed properties at period end	7.25%	9.94%	5.00%	2.23%	1.08%
Nonperforming assets to total assets at period end	4.41%	6.07%	3.31%	1.60%	.70%
Allowance for loan losses to nonperforming loans at period end	64.57%	40.06%	86.67%	99.48%	79.69%

Nonperforming loans and impaired loans are defined differently. Nonperforming loans are non-accrual loans as well as loans that are 90 days past due and still accruing interest. Impaired loans are loans that based upon current information and events it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. Some loans may be included in both categories, whereas other loans may only be included in one category.

The loan portfolio is regularly reviewed to determine whether any loans require classification in accordance with applicable regulations. When loans are classified as substandard or doubtful, collateral and future cash flow projections are reviewed to determine if a specific reserve is necessary. The allowance for loan losses represents amounts that have been established to recognize incurred losses in the loan portfolio that are both probable and reasonably estimable. Loans are charged off when classified as loss. The determination as to risk classification of loans and the amount of the loss allowances are subject to review by the Bank’s regulatory agencies.

Information about the Bank’s policy for placing loans on nonaccrual status, the interest income that would have been recorded in the year ended December 31, 2011 if all non-performing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in net income for the year ended December 31, 2011 is set forth in Note 3 to the financial statements included in Item 8 below, which is incorporated herein by reference.

The following table sets forth certain information with respect to the allowance for loan losses and the composition of charge-offs and recoveries for each of the last five years.

Summary of Loan Loss Experience

(Dollars in thousands)	2011	2010	2009	2008	2007
Total loans outstanding at end of year	$226,802	$270,000	$307,393	$311,414	$263,011

Average loans outstanding	$246,262	$294,851	$309,162	$285,818	$249,583

Balance, beginning of year	$7,495	$6,315	$5,127	$2,233	$1,801
Loans charged-off
Commercial, industrial and leases	1,470	991	702	494	1,338
Real estate – mortgage and construction	3,616	4,076	3,137	613	107
Consumer	64	561	218	278	77

Total loans charged-off	5,150	5,628	4,057	1,385	1,522

Recoveries of previous loan losses

Commercial, industrial and leases	209	66	17	11	128
Real estate – mortgage and construction	454	14	7	—	—
Consumer	20	53	36	38	15

Total loan recoveries	683	133	60	49	143

Net charge-offs	4,467	5,495	3,997	1,336	1,379

Provision charged to operations	3,719	6,675	5,185	4,230	1,811

Balance, end of year	$6,747	$7,495	$6,315	$5,127	$2,233

Ratios:
Allowance for loan losses to average loans	2.74%	2.54%	2.04%	1.79%	0.89%
Allowance for loan losses to period end loans	2.97%	2.78%	2.05%	1.65%	0.85%
Net charge offs to average loans	1.81%	1.86%	1.29%	0.47%	0.55%

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio. The allowance is maintained through the provision for loan losses which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The Bank’s provision and allowance for loan losses is subjective in nature and relies on judgments and assumptions about economic conditions and other factors affecting borrowers. These assumptions are based on the evaluation of several factors, including levels of, and trends in, past due and classified loans; levels of, and trends in, charge-offs and recoveries; trends in volume of loans, including any credit concentrations in the loan portfolio; experience, ability and depth of relevant lending staff; and national and local economic trends and conditions. No assurances can be made that future charges to the allowance for loan losses or provisions for loan losses may not be significant to a particular accounting period. The factors that influenced management’s judgment in determining the amount of additions to the allowance for loan losses charged to operating expense for each period in the table above are discussed under the heading “Allowance for Loan Losses” in Note 3 to the financial statements included in Item 8 below, which discussion is incorporated herein by reference.

Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due. As of December 31, 2011 the Bank had impaired commercial real estate loans of $9,834,000 and impaired commercial and industrial loans of $4,926,000. The average amount of impaired loans outstanding during 2011 was $15,957,000. There was no interest income recognized on the impaired loans. Large groups of smaller balance homogenous loans that may meet these criteria are not evaluated individually for impairment, so they are not included in the impaired loan totals.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $12,050,000 and $11,112,000 at December 31, 2011 and 2010, respectively.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to $24,314,000, or 10.7%, of total loans outstanding at December 31, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Deposits

Average deposits were $305,246,000 and $311,656,000 during 2011 and 2010, respectively. NOW accounts increased $6,341,000, or 14.2%, from December 31, 2010 to December 31, 2011. Money market and savings deposits decreased $2,769,000, or 4.0%, from December 31, 2010 to December 31, 2011. Time deposits decreased $42,245,000 over the same period. This was accomplished with rate reductions and was part of the planned balance sheet reduction to increase capital ratios.

Contractual maturities of all time deposits at December 31, 2010 were as follows: twelve months or less - $102,681,000, over twelve months through thirty-six months - $24,921,000. There were no maturities over thirty-six months.

The following table summarizes the Bank’s average deposits by categories at the dates indicated.

Year Ended December 31,	2011		2010		2009
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
(Dollars in thousands)
Noninterest-Bearing Deposits
Demand Deposits	$33,691	11.04%	$31,223	10.02%	$29,193	10.00%

Interest Bearing Liabilities
NOW Accounts	49,239	16.13%	45,991	14.76%	41,711	14.29%
Money Market and Savings	75,333	24.68%	58,702	18.83%	43,384	14.86%
Time Deposits	146,983	48.15%	175,740	56.39%	177,604	60.85%

Total Deposits	$305,246	100.00%	$311,656	100.00%	$291,892	100.00%

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $224,499,000, $242,876,000, and $203,122,000 at December 31, 2011, 2010 and 2009, respectively.

Time deposits of $100,000 or more, including brokered deposits of $3,245,000, $13,000,000 and $30,000,000, totaled $57,202,000, $77,040,000 and $94,108,000 at December 31, 2011, 2010 and 2009, respectively. Scheduled maturities were as follows:

Year Ended December 31,	2011	2010	2009
(Dollars in thousands)
Maturing in 3 months or less	$10,019	$18,931	$29,997
Maturing after 3 months but less than 6 months	15,602	18,035	12,857
Maturing after 6 months but less than 12 months	19,806	25,685	21,749
Maturing after 12 months	11,775	14,389	29,505

Total	$57,202	$77,040	$94,108

Short Term Borrowings

At December 31, 2011, the Company had purchased federal funds totaling $2,516,000. The Company had no short term borrowings at December 31, 2010. At December 31, 2009, the Company had purchased federal funds totaling $3,993,000 and Federal Reserve borrowings of $10,000,000.

The related information for these borrowings during 2011 is summarized as follows:

(Dollars in Thousands)	Federal Funds Purchased	Federal Reserve Borrowings
Average balance outstanding during the year	$29	$—
Average rate paid during the year	1.00%	0.0%

Information each of the years ending December 31, 2011, 2010 and 2009 regarding the amounts outstanding at year end, the weighted average interest rates on such amounts, the maximum amounts of borrowings in each category at any month-end during each year, the approximate average amounts outstanding during each year and the approximate weighted average interest rates on such amounts is set forth in Note 7 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Long Term Borrowings

At December 31, 2011 and December 31, 2010, the Company had fixed rate notes payable totaling $39,000,000 and $61,500,000, respectively, to the Federal Home Loan Bank (“FHLB”). At December 31, 2011 and December 31, 2010, the

Company had variable rate notes payable totaling $10,000,000 and $26,000,000, respectively, to the Federal Home Loan Bank (“FHLB”). Interest rates on the advances ranged from 1.83% to 4.40% and .29% to 5.25% at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, the Company had fixed rate repurchase agreements totaling $15,000,000 with a stated interest rate of 3.60%. The Company has pledged its 1 to 4 family residential mortgages, commercial real estate mortgages, home equity lines of credit and certain mortgage-backed securities as collateral against the FHLB borrowings.

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

Accounting and Financial Reporting Issues

The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses, referred to as ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit quality disclosures in the notes to the consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This guidance deferred disclosure requirements as previously required by ASU 2010-20 regarding Troubled Debt Restructurings (“TDRs”) to be effective for interim and annual periods ending after June 15, 2011.

In April 2011 the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring to be effective for interim and annual periods ending after June 15, 2011. The guidance assists creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit quality disclosures in the notes to the consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The guidance amended the criteria used to determine effective control of transferred assets in a repurchase transaction. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. This guidance becomes effective for the Company beginning January 1, 2012 but is not expected to have a material effect on the financial statements.

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to amend the fair value measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance becomes effective for the Company beginning January 1, 2012 but is not expected to have a material effect on the financial statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance is intended to increase the prominence of other comprehensive income in financial statements. It eliminates the option to present other comprehensive income as part of the statement of changes in stockholder’s equity and requires consecutive presentation of the statement of net income and other comprehensive income. This guidance becomes effective on January 1, 2012 and will be applied retrospectively.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The guidance defers the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements to interim and annual periods beginning after December 15, 2011.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Greer Bancshares Incorporated and Subsidiary

Greer, South Carolina

We have audited the accompanying consolidated balance sheets of Greer Bancshares Incorporated and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of loss, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greer Bancshares Incorporated and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 20, 2012

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31,
	2011	2010
Assets
Cash and due from banks	$5,708	$23,700
Interest bearing deposits in banks	773	512
Federal funds sold	382	3,754

Cash and cash equivalents	6,863	27,966
Investment securities:
Available for sale	129,857	132,813
Loans, net of allowance for loan losses of $6,747 and $7,495, respectively	220,055	262,505
Loans held for sale	—	1,082
Premises and equipment, net	4,929	5,253
Accrued interest receivable	1,522	1,829
Restricted stock	3,896	5,309
Other real estate owned	6,469	9,038
Deferred tax asset	—	457
Other assets	9,920	10,515

Total Assets	$383,511	$456,767

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$36,951	$36,434
Interest bearing	244,750	283,482

Total deposits	281,701	319,916
Short term borrowings	2,516	—
Long term borrowings	75,341	113,841
Other liabilities	5,315	4,749

Total Liabilities	364,873	438,506

Commitments and contingencies - Note 10

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at December 31, 2011 and 2010	9,699	9,571
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at December 31, 2011 and 2010	535	555
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at December 31, 2011 and 2010	12,433	12,433
Additional paid in capital	3,720	3,634
Accumulated deficit	(9,453)	(7,203)
Accumulated other comprehensive income (loss)	1,704	(729)

Total Stockholders’ Equity	18,638	18,261

Total Liabilities and Stockholders’ Equity	$383,511	$456,767

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Loss

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$13,155	$15,923	$16,668
Investment securities:
Taxable	2,899	3,026	4,229
Tax-exempt	1,202	1,052	967
Federal funds sold	8	30	4
Other	36	12	12

Total interest income	17,300	20,043	21,880

Interest expense:
Interest on deposit accounts	3,522	4,790	5,872
Interest on short term borrowings	—	5	38
Interest on long term borrowings	2,742	3,827	4,636

Total interest expense	6,264	8,622	10,546

Net interest income	11,036	11,421	11,334

Provision for loan losses	3,719	6,675	5,185

Net interest income after provision for loan losses	7,317	4,746	6,149

Noninterest income:
Impairment loss on investment securities and restricted stock:
Total impairment loss on investment securities and restricted stock	(314)	(2,038)	(821)
Portion of losses in other comprehensive income	288	2,038	357

Net impairment loss on investment securities and restricted stock	(26)	—	(464)

Customer service fees	751	804	874
Gain on sale of investment securities	1,080	2,209	1,094
Other	1,992	2,060	1,723

Total noninterest income	3,797	5,073	3,227

Noninterest expenses:
Salaries and employee benefits	5,267	5,554	5,677
Occupancy and equipment	705	749	829
Postage and supplies	211	264	255
Marketing expenses	49	106	110
Directors fees	92	94	192
Professional fees	680	384	391
FDIC insurance assessment	945	678	850
Other real estate owned and foreclosure expense	3,638	3,565	824
Other	1,669	1,403	1,395

Total noninterest expenses	13,256	12,797	10,523

Loss before income taxes	(2,142)	(2,978)	(1,147)

Provision (benefit) for income taxes:	—	4,318	(636)

Net loss	(2,142)	(7,296)	(511)

Preferred stock dividends and net discount accretion	(652)	(642)	(581)

Net loss attributed to common shareholders	$(2,794)	$(7,938)	$(1,092)

Basic net loss per share of common stock	$(1.12)	$(3.19)	$(.44)

Diluted net loss per share of common stock	$(1.12)	$(3.19)	$(.44)

Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692

Diluted	2,486,692	2,486,692	2,486,692

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2008	$—	$—	2,486,692	$12,433	$3,415	$1,827	$151	$17,826

Net loss	—	—	—	—	—	(511)	—	(511)
Other comprehensive income (loss), net of tax:
Unrealized holding gain on held to maturity investment securities transferred to available for sale, net of income tax expense of $102	—	—	—	—	—	—	166	166
Unrealized holding gain on available for sale investment securities, net of income tax liability of $723	—	—	—	—	—	—	1,180	1,180
Less reclassification adjustments for gains included in net loss, net of income tax liability of $345	—	—	—	—	—	—	(283)	(283)

Comprehensive income								552
Issuance of Preferred Stock	9,993	500	—	—	—	—	—	10,493
Discount associated with preferred stock series 2009-SP	(645)	—	—	—	—	—	—	(645)
Premium associated with preferred stock series 2009-WP	—	101	—	—	—	—	—	101
Amortization of premium and discount on preferred stock	103	(23)	—	—	—	(80)	—	—
Stock based compensation	—	—	—	—	127	—	—	127
Preferred stock dividend declared	—	—	—	—	—	(501)	—	(501)

Balance at December 31, 2009	9,451	578	2,486,692	12,433	3,542	735	1,214	27,953

Net loss	—	—	—	—	—	(7,296)	—	(7,296)
Other comprehensive loss, net of tax:
Unrealized holding loss on available for sale securities, net of income tax benefit of $351	—	—	—	—	—	—	(573)	(573)
Less reclassification adjustments for gains included in net loss, net of income tax benefit of $839	—	—	—	—	—	—	(1,370)	(1,370)

Comprehensive loss								(9,239)
Amortization of premium and discount on preferred stock	120	(23)	—	—	—	(97)	—	—
Stock based compensation	—	—	—	—	92	—	—	92
Preferred stock dividend declared	—	—	—	—	—	(545)	—	(545)

Balance at December 31, 2010	$9,571	$555	2,486,692	$12,433	$3,634	$(7,203)	$(729)	$18,261

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011, 2010 and 2009, Continued

(Dollars in thousands, except share data)

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2010	$9,571	$555	2,486,692	$12,433	$3,634	$(7,203)	$(729)	$18,261

Net loss	—	—	—	—	—	(2,142)	—	(2,142)
Other comprehensive income (loss), net of tax:
Unrealized holding gain on investment securities, net of income taxes of $878	—	—	—	—	—	—	3,487	3,487
Less reclassification adjustment for gains included in net loss, with no income tax benefit	—	—	—	—	—	—	(1,054)	(1,054)

Comprehensive income								291
Amortization of premium and discount on preferred stock	128	(20)	—	—	—	(108)	—	—
Stock based compensation	—	—	—	—	86	—	—	86

Balance at December 31, 2011	$9,699	$535	2,486,692	$12,433	$3,720	$(9,453)	$1,704	$18,638

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(2,142)	$(7,296)	$(511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	383	385	436
Amortization of premiums on mortgage-backed securities	1,363	1,584	1,006
Loss (gain) on sale of other real estate owned	115	(66)	86
Loss on sale of land	—	4	—
Gain on sale of investment securities	(1,080)	(2,209)	(1,094)
Origination of loans held for sale	(14,560)	(20,029)	—
Proceeds from sale of loans held for sale	15,758	19,156	—
Gain on sale of loans held for sale	(116)	(208)	—
Impairment loss on investment securities	26	—	153
Impairment loss on restricted stock	—	—	311
Impairment loss on other real estate owned	2,640	2,592	444
Provision for loan losses	3,719	6,675	5,185
Deferred income taxes (benefit)	—	4,200	2,321
Stock-based compensation	86	91	127
Increase in cash surrender value of life insurance	(283)	(284)	(290)
Gain from settlement of life insurance	—	263	—
Decrease (increase) in prepaid FDIC insurance assessment	913	639	(2,033)
Net change in:
Accrued interest receivable	307	226	40
Other assets	(36)	1,053	(2,898)
Accrued interest payable	(685)	(171)	(498)
Other liabilities	1,251	92	43

Net cash provided by operating activities	7,659	6,697	2,828

Investing activities:
Activity in available-for-sale securities:
Sales	56,491	88,162	33,691
Maturities, prepayments and calls	21,975	27,898	21,468
Purchases	(72,929)	(126,422)	(92,476)
Activity in held to maturity securities:
Maturities, prepayments and calls	—	—	3,118
Sales	—	—	6,064
Proceeds from sales of other real estate owned	4,457	3,506	1,017
Proceeds from sale of land	—	557	—
Redemption (purchase) of restricted stock	1,414	628	(558)
Net decrease (increase) in loans	34,088	25,321	(8,176)
Purchase of premises and equipment	(59)	(247)	(92)
Purchase of life insurance	—	—	(50)

Net cash provided by (used for) investing activities	45,437	19,403	(35,994)

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Financing activities:
Net increase (decrease) in deposits	$(38,215)	$22,739	$16,521
Net increase (decrease) in short term borrowings	2,516	(13,993)	9,993
Repayment of notes payable to FHLB	(38,500)	(35,000)	(52,900)
Proceeds from notes payable to FHLB	—	16,000	56,400
Proceeds from issuance of preferred stock	—	—	9,949
Cash dividends paid on preferred stock	—	(544)	(433)

Net cash provided by (used for) financing activities	(74,199)	(10,798)	39,530

Net increase (decrease) in cash and cash equivalents	(21,103)	15,302	6,364

Cash and cash equivalents, beginning of period	27,966	12,664	6,300

Cash and cash equivalents, end of period	$6,863	$27,966	$12,664

Cash paid for:
Cash paid (refunded) during the year for:
Interest	$6,949	$8,794	$10,546

Income taxes	$—	$(830)	$—

Non-cash investing and financing activities:
Real estate acquired in satisfaction of loans	$4,899	$7,535	$8,031

Loans to facilitate sale of other real estate owned	$256	$958	$168

Transfer of investment securities from held to maturity to available for sale, due to change of intent to sell investment securities	$—	$—	$6,795

Unrealized gain on transfer of held to maturity investment securities to available for sale investment securities, net of tax	$—	$—	$166

Dividends payable	$—	$—	$68

Unrealized gains (losses) on available for sale investment securities net of tax	$2,433	$(1,942)	$1,062

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

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

Nature of Operations - The primary activity of the holding company is to hold its investment in the Bank. The Bank operates under a state bank charter and provides full banking services. The Bank is subject to regulation by the Federal Deposit Insurance Company (“FDIC”) and the South Carolina Board of Financial Institutions. The holding company is regulated by the Federal Reserve Bank of Richmond (“FRB”).

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

Comprehensive Income (Loss) - Comprehensive income (loss) reflects the change in equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net loss adjusted for certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. The statement of changes in stockholders’ equity includes the components of comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2011 and 2010 consisted solely of unrealized gains and losses on investment securities.

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

Allowance for Loan Losses - The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, in management’s opinion, is adequate to absorb probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectability of a loan balance is determined. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

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

Restricted Stock - Restricted stock consists of non-marketable equity securities including investments in the stock of the Federal Home Loan Bank (“FHLB”) and Community Bankers Bank. These stocks have no ready market and no quoted market value. Because of the redemption provisions of the restricted stock, the Bank estimates that fair value equals cost for these investments resulting in no impairment at December 31, 2011. Investment in the Federal Home Loan Bank is a condition of borrowing from the Federal Home Loan Bank. The stock is pledged to collateralize such borrowings. At December 31, 2011 and 2010, the investment in the Federal Home Loan Bank stock was $3,850,000 and $5,264,000, respectively. At December 31, 2011 and 2010, the investment in Community Bankers Bank was $45,000. Dividends received on these stocks are included in interest income.

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

Income Taxes - The Company files a consolidated federal income tax return and separate state income tax returns. Income taxes are allocated to each company as if filed separately for federal purposes and based on the separate returns filed for state purposes.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance is needed, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is not necessary for some or all of its deferred tax assets. As a result, a portion or all of the valuation allowance may be reversed. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a valuation allowance of $7,100,000 on the net deferred tax assets outstanding at December 31, 2011.

Loss Per Share of Common Stock - Basic and diluted net loss per share of common stock are presented after giving retroactive effect to stock splits and dividends. The assumed conversion of stock options using the treasury stock method creates the difference between basic and diluted net loss per share. Loss per share is calculated by dividing net loss attributed to common shareholders by the weighted average number of common shares outstanding for each period presented. Anti-dilutive options totaling 244,846, 326,122 and 350,347 have been excluded from the net loss per share calculation for the years ended December 31, 2011, 2010 and 2009, respectively.

Off-Balance Sheet Credit Related Financial Instruments - In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassification - Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation. The reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Footnote Presentation - All dollars are rounded to the nearest thousand.

Recent Accounting Pronouncements - The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses, referred to as ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance requires additional disclosures about the credit quality of financing receivables, such as aging information and credit quality indicators. In addition, disclosures must be disaggregated by portfolio segment or class based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations, but did increase the amount and quality of the credit quality disclosures in the notes to the consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This guidance deferred disclosure requirements as previously required by ASU 2010-20 regarding Troubled Debt Restructurings (“TDRs”) to be effective for interim and annual periods ending after June 15, 2011. This guidance did not have a material effect on the financial statements.

In April 2011 the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring to be effective for interim and annual periods ending after June 15, 2011. The guidance assists creditors with their determination of when a restructuring is a TDR. The determination is based on whether the restructuring constitutes a concession and whether the debtor is experiencing financial difficulties as both events must be present. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The guidance amended the criteria used to determine effective control of transferred assets in the Transfers and Servicing. The requirement for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms and the collateral maintenance implementation guidance related to that criterion were removed from the assessment of effective control. The other criteria to assess effective control were not changed. This guidance becomes effective for the Company beginning January 1, 2012 but is not expected to have a material effect on the financial statements.

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to amend the fair value measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance becomes effective for the Company beginning January 1, 2012 but is not expected to have a material effect on the financial statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance is intended to increase the prominence of other comprehensive income in financial statements. It eliminates the option to present other comprehensive income as part of the statement of changes in stockholder’s equity and requires consecutive presentation of the statement of net income and other comprehensive income. This guidance becomes effective on January 1, 2012, will be applied retrospectively, and is not expected to have a material effect on the financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The guidance defers the effective date of presenting reclassification adjustments from other comprehensive income to net income on the face of the financial statements to interim and annual periods beginning after December 15, 2011. This guidance is not expected to have a material effect on the financial statements.

2.	Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$90,366	$1,074	$231	$91,209
Municipal securities	36,599	1,796	57	38,338
Collateralized debt obligation	310	—	—	310

	$127,275	$2,870	$288	$129,857

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$102,400	$619	$1,225	$101,793
Municipal securities	31,263	187	813	30,638
Collateralized debt obligation	336	46	—	382

	$133,999	$852	$2,038	$132,813

The amortized cost and estimated fair value of investment securities at December 31, 2011 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value

Due in 1 year	$365	$369
Over 1 year through 5 years	1,532	1,563
After 5 years through 10 years	7,957	8,318
Over 10 years	27,055	28,398

	36,909	38,648
Mortgage backed securities	90,366	91,209

Total	$127,275	$129,857

Investment securities with an aggregate book value of $60,125,000 and $92,579,000 at December 31, 2011 and 2010, respectively, were pledged to secure public deposits, Federal Home Loan Bank borrowings and repurchase agreements.

The fair value of securities with temporary impairment at December 31, 2011 and 2010 is shown below:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$27,135	$231	$—	$—
Municipal securities	4,920	57	—	—

Total	$32,055	$288	$—	$—

	Less Than Twelve Months		Over Twelve Months
2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Description of securities:
Mortgage backed securities	$56,367	$1,225	$—	$—
Municipal securities	14,930	694	882	118

Total	$71,297	$1,919	$882	$118

Management believes all of the unrealized losses as of December 31, 2011 and 2010 result from temporary changes in market conditions related to interest rates. Eight municipals and eight mortgage-backed securities had unrealized losses at December 31, 2011 while at December 31, 2010, thirty-three were municipals and sixteen were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation for which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using current assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. During the years ended December 31, 2011 and 2009 the Company recognized OTTI of $25,559 and $153,305, respectively, through noninterest income. There was no OTTI in the year ending December 31, 2010. The security is currently carried at an estimated fair value of $310,285 at December 31, 2011.

The following table presents more detail on the collateralized debt obligation as of December 31, 2011 with an original par value of $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

						Present
(Dollars in thousands)		Current				Value
Description	Cusip#	Credit Rating	Book Value	Fair Value	Unrealized Loss	Discounted Cash Flow

Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$310	$—	$310

The Company held $311,414 of restricted stock in Community Financial Services, Inc., holding company for Silverton Bank, at March 31, 2009. On May 1, 2009 the Office of the Comptroller of the Currency (“OCC”) closed Silverton

Bank after which the Federal Deposit Insurance Company (“FDIC”) created a bridge bank, Silverton Bridge Bank, N.A. to take over operations. The restricted stock was determined to have no value. In 2009, the Company recognized a write-down of $311,414 through noninterest income representing permanent impairment.

In September 2009, the investment portfolio was analyzed for specific securities to sell that would benefit the Company by realizing gains while maintaining yields and slightly extending average lives through new investment purchases. As a result of the analysis, on September 17, 2009, securities with book values totaling $11,714,738 were sold of which $5,922,089 was classified as held to maturity. Management determined the remaining pool of investment securities classified as held to maturity were tainted by this transaction and reclassified the remaining balance to available for sale as required by FASB ASC 320, Investments-Debt and Equity Securities. For the year ended December 31, 2009, unrealized gains of $166,164 (net of tax) were included in other comprehensive income that related to these transferred securities.

Gross realized gains, gross realized losses, and sale and call proceeds for held to maturity and available for sale securities for the years ended December 31, 2011, 2010, and 2009 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of investment securities.

	$59,443	$59,443	$59,443
	Held to maturity securities
(Dollars in thousands)	2011	2010	2009

Gross realized gains	$—	$—	$142
Gross realized losses	—	—	—

Net gain on held to maturity securities	$—	$—	$142

Sale proceeds	$—	$—	$6,064

	$59,443	$59,443	$59,443
	Available for sale
	2011	2010	2009

Gross realized gains	$1,080	$2,265	$969
Gross realized losses	26	56	17

Net gain on available for sale securities	$1,054	$2,209	$952

Call/Sale proceeds	$59,443	$88,162	$33,691

3.	Loans

Year-end loans consisted of the following:

(Dollars in thousands)
	2011	2010
Commercial and industrial:
Commercial	$39,301	$49,467
Leases & other	70	342

Total commercial and industrial:	39,371	49,809

Commercial real estate:
Construction/land	31,514	40,243
Commercial mortgages - owner occupied	38,921	42,569
Other commercial mortgages	58,771	71,213

Total commercial real estate	129,206	154,025

Consumer real estate:
1-4 residential	31,699	35,027
Home equity loans and lines of credit	22,385	25,846

Total consumer real estate	54,084	60,873

Consumer installment:	4,141	5,293

Total loans	226,802	270,000

Allowance for loan losses	(6,747)	(7,495)

Net loans	$220,055	$262,505

Loans totaling $90,422,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(Dollars in thousands)
	2011	2010
Commercial and industrial:
Commercial	$1,297	$2,739
Leases & other	—	—
Commercial real estate:
Construction/land	3,453	6,995
Commercial mortgages - owner occupied	2,788	2,865
Other commercial mortgages	2,009	4,750
Consumer real estate:
1-4 residential	389	311
Home equity loans and lines of credit	381	794
Consumer installment:
Consumer installment	132	251

Total	$10,449	$18,705

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $705,000 in 2011, $735,000 in 2010 and $253,000 in 2009. No interest income was recognized on non-accrual loans in 2011, 2010 or 2009.

An analysis of past due loans, segregated by class of loans, as of December 31, 2011 and 2010 follows:

(Dollars in thousands)
December 31, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$2,478	$1,271	$3,749	$35,552	$39,301	$—
Leases & other	—	—	—	70	70	—
Commercial real estate:
Construction/land	—	1,905	1,905	29,609	31,514	—
Commercial mortgages - owner occupied	324	779	1,103	37,818	38,921	—
Other commercial mortgages	423	489	912	57,859	58,771	—
Consumer real estate:
1-4 residential	1,772	122	1,894	29,805	31,699	—
Home equity loans and lines of credit	354	258	612	21,773	22,385	—
Consumer installment:
Consumer installment	60	132	192	3,949	4,141	—

Total	$5,411	$4,956	$10,367	$216,435	$226,802	$—

December 31, 2010	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$4,734	$311	$5,045	$44,422	$49,467	$—
Leases & other	—	—	—	342	342	—
Commercial real estate:
Construction/land	910	5,598	6,508	32,735	39,243	—
Commercial mortgages - owner occupied	2,596	1,840	4,436	38,132	42,568	—
Other commercial mortgages	1,419	1,955	3,374	68,840	72,214	—
Consumer real estate:
1-4 residential	1,743	96	1,839	33,188	35,027	—
Home equity loans and lines of credit	1,047	749	1,796	24,050	25,846	—
Consumer installment:
Consumer installment	377	124	501	4,792	5,293	—

Total	$12,826	$10,673	$23,499	$246,501	$270,000	$—

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

Impaired loans, segregated by class of loans, for December 2011 and 2010 are summarized as follows:

(Dollars in thousands)
December 31, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$7,356	$1,199	$3,727	$4,926	$841
Commercial real estate:
Construction/land	4,202	1,753	2,340	4,093	798
Commercial mortgages - owner occupied	1,943	1,281	662	1,943	212
Other commercial mortgages	4,275	2,145	1,653	3,798	317
Consumer real estate:
1-4 residential	125	125	—	125	—
Consumer installment	98	98	—	98	—

Total	$17,999	$6,601	$8,382	$14,983	$2,168

December 31, 2010	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$4,145	$2,564	$853	$3,417	$492
Commercial real estate:
Construction/land	7,498	5,314	1,883	7,197	444
Commercial mortgages - owner occupied	1,884	1,185	566	1,751	35
Other commercial mortgages	8,818	6,200	1,415	7,615	514

Total	$22,345	$15,263	$4,717	$19,980	$1,485

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)
	Average Recorded Investment for the year ended December 31, 2011	Gross Interest Income for the year ended December 31, 2011
Commercial and industrial:
Commercial	$3,465	$121
Commercial real estate:
Construction/land	5,186	38
Commercial mortgages owner occupied	3,699	66
Commercial mortgages - other	3,308	85
Consumer real estate:
1-4 residential	189	7
Home equity and lines of credit	77	—
Consumer installment	33	2

Total	$15,957	$319

The average recorded investment in impaired loans was $13,481,000 in 2010.

Credit Quality Indicators. As part of the on-going monitoring of credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to 1) the weighted-average risk rate of loan pools, 2) the level of classified loans, 3) non-performing loans and 4) general local economic conditions.

Management utilizes a risk rating matrix to assign a risk rate to each of its loans. Loans are rated on a scale of 1-7. Risk ratings are updated daily if new information necessitates a change. A description of the general characteristics of the 7 risk ratings is as follows:

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

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)
December 31, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$10,817	$17,410	$2,371	$8,703	$39,301
Leases & other	70	—	—	—	70
Commercial real estate:
Construction/land	8,412	10,233	2,346	10,523	31,514
Commercial mortgages - owner occupied	20,280	9,654	4,370	4,617	38,921
Other commercial mortgages	16,259	31,263	3,559	7,690	58,771
Consumer real estate:
1-4 residential	21,983	5,007	2,627	2,082	31,699
Home equity loans and lines of credit	18,762	2,352	484	787	22,385
Consumer installment:
Consumer installment	3,507	35	238	361	4,141

Total	$100,090	$75,954	$15,995	$34,763	$226,802

December 31, 2010	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$17,730	$16,847	$4,012	$10,878	$49,467
Leases & other	342	—	—	—	342
Commercial real estate:
Construction/land	9,731	12,256	1,679	16,577	40,243
Commercial mortgages - owner occupied	28,329	5,511	2,624	6,104	42,568
Other commercial mortgages	26,221	24,494	4,171	16,328	71,214
Consumer real estate:
1-4 residential	27,000	3,389	3,100	1,538	35,027
Home equity loans and lines of credit	21,089	1,957	1,192	1,608	25,846
Consumer installment:
Consumer installment	4,373	110	190	620	5,293

Total	$134,815	$64,564	$16,968	$53,653	$270,000

Net charge-offs, segregated by loan segments, were as follows for the years ending:

(Dollars in thousands)
	2011	2010
Commercial and industrial	$1,261	$1,075
Commercial real estate	2,378	3,584
Consumer real estate	784	732
Consumer installment	44	103

Total	$4,467	$5,494

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses is summarized as follows:

(Dollars in thousands)
	2011	2010	2009
Balance, beginning of year	$7,495	$6,315	$5,127
Provision for loan losses	3,719	6,675	5,185
Loans charged off	(5,150)	(5,628)	(4,057)
Recoveries on loans previously charged off	683	133	60

Balance, end of year	$6,747	$7,495	$6,315

The change in the allowance for loan losses, segregated by loan segments, for the year ended December 31, 2011 is summarized as follows:

(Dollars in thousands)
	Dec 31, 2010	Re- Allocation	Provision	Charge-offs	Recoveries	Dec 31, 2011
Commercial and industrial:	$1,998	$9	$1,160	$1,470	$209	$1,906
Commercial real estate:	5,185	(9)	1,764	2,811	433	4,562
Consumer real estate:	245	—	776	805	21	237
Consumer installment:	67	—	19	64	20	42

Total	$7,495	$—	$3,719	$5,150	$683	$6,747

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)
December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$4,925	$9,835	$125	$98	$14,983
Loans collectively evaluated for impairment	34,446	119,371	53,959	4,043	211,819

Balance December 31, 2011	$39,371	$129,206	$54,084	$4,141	$226,802

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$841	$1,327	$—	$—	$2,168
Loans collectively evaluated for impairment	1,065	3,235	237	42	4,579

Balance December 31, 2011	$1,906	$4,562	$237	$42	$6,747

December 31, 2010	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,417	$16,563	$—	$—	$19,980
Loans collectively evaluated for impairment	46,353	136,273	62,141	5,253	250,020

Balance December 31, 2010	$49,770	$152,836	$62,141	$5,253	$270,000

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$491	$994	$—	$—	$1,485
Loans collectively evaluated for impairment	1,507	4,191	245	67	6,010

Balance December 31, 2010	$1,998	$5,185	$245	$67	$7,495

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $12,050,000 and $11,112,000 at December 31, 2011 and December 31, 2010, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

Loans that were modified into TDRs for the year ended December 31, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate
Commercial construction	1	$103	$103
Commercial mortgage - other	2	571	571

Total	3	$674	$674

Extended payment terms
Commercial and industrial	7	$637	$637
Commercial construction	2	559	559
Commercial mortgage owner occupied	8	3,513	3,513
Commercial mortgage - other	9	1,736	1,736
Consumer 1-4 residential	4	261	261
Consumer Installment	2	98	98

Total	32	$6,804	$6,804

Other

Commercial and industrial	3	$390	$390
Commercial construction	2	559	559
Commercial mortgage owner occupied	5	2,627	2,627
Commercial mortgage - other	5	1,289	1,289

Total	15	$4,865	$4,865

TDRs that have defaulted during the year ended December 31, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms

Commercial and industrial	1	$43	$43
Commercial mortgage owner occupied	1	778	778

Total	2	$821	$821

Other
Commercial and industrial	1	$250	$250
Commercial mortgage owner occupied	1	778	778

Total	2	$1,028	$1,028

The following table presents the successes and failures of the types of modifications within the previous year as of December 31, 2011. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Number of Loans	Recorded Investment
Below market interest rate
Paid in Full	—	$—
Paying as restructured	1	104
Foreclosure/default	—	—

		$104

Converted to non-accrual	2	$570

Extended payment terms
Paid in Full	—	$—
Paying as restructured	23	2,568
Foreclosure/default	2	821

		$3,389

Converted to non-accrual	7	$3,415

Other
Paid in Full	—	$—
Paying as restructured	8	1,782
Foreclosure/default	2	1,028

		$2,810

Converted to non-accrual	5	$2,055

4.	Premises and Equipment

Premises and equipment are summarized as follows:

(Dollars in thousands)	December 31,
	2011	2010
Land	$900	$900
Buildings and improvements	5,065	5,062
Equipment	1,719	1,699
Furniture and fixtures	846	846
Electronic data processing equipment	3,779	3,743

	12,309	12,250
Less accumulated depreciation	(7,380)	(6,997)

	$4,929	$5,253

5.	Other Assets

Other assets at December 31 consist of the following:

(Dollars in thousands)	2011	2010

Prepaid expenses	$358	$313
Prepaid FDIC insurance assessment	481	1,394
Bank owned life insurance	7,274	6,991
Income tax receivable	—	1,364
OREO sale receivable	1,269	—
Other	538	453

	$9,920	$10,515

6.	Time Deposits

At December 31, 2011 and 2010, time deposits of $100,000 or more totaled $57,202,000 and $77,040,000, respectively. The Bank had brokered deposits of $3,245,000 at December 31, 2011 and $13,000,000 at December 31, 2010.

Contractual maturities at December 31, 2011 of time deposits are summarized as follows:

(Dollars in thousands)

12 months or less	$102,681
1-3 years	24,921
>3 years	—

$127,601

7.	Short Term Borrowings

The outstanding balances and related information for short term borrowings are summarized as follows:

(Dollars in thousands)	Federal Funds Purchased			Federal Reserve Borrowings
	2011	2010	2009	2011	2010	2009
Outstanding balance at December 31	$2,516	$—	$3,993	$—	$—	$10,000
Weighted average rate	1.00%	0.00%	.36%	0.00%	0.00%	.25%
Maximum month-end outstanding	$2,516	$993	$3,993	$—	$10,000	$18,000
Approximate average amounts outstanding	$29	$85	$1,277	$—	$1,935	$10,593
Weighted average rate for the year	1.00%	.52%	.85%	.00%	.25%	0.26%

Federal funds purchased generally mature within one to thirty days from the transaction date.

8.	Long Term Borrowings

At December 31, 2011, long term borrowings consisted of fixed and variable rate FHLB advances and repurchase agreements. The outstanding balances and related information for these borrowings are summarized as follows:

(Dollars in thousands)	FHLB Advances		Repurchase Agreements
	2011	2010	2011	2010

Outstanding balance	$49,000	$87,500	$15,000	$15,000
Stated interest rate or range	1.83%-4.40%	.29%-5.25%	3.60%	3.60%

The Bank has pledged as collateral FHLB stock and certain investment securities and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained.

The contractual maturities at December 31, 2011, are as follows:

(Dollars in thousands)

2012	$5,000
2013	17,000
2014	10,000
2015	12,000
2016	5,000
Thereafter	—

$49,000

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

In December 2006, the Company formed Greer Capital Trust II (“Trust II”). Trust II issued $5,000,000 of variable rate trust preferred securities as part of a pooled offering of such securities. The Company issued $5,155,000 of junior subordinated debentures to the Trust II in exchange for the proceeds of the offering, which debentures represent the sole asset of Trust II. The debentures pay interest quarterly at the three-month LIBOR plus 1.73% adjusted quarterly, and mature in December 2036 with an option to call the debt in December 2011 at par. The debt was not called.

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

As of December 31, 2011, the Bank had unused short-term lines of credit to purchase federal funds from correspondent banks totaling $9,484,000.

The Bank has the ability to borrow an additional $47,450,000 from the Federal Home Loan Bank (“FHLB”) and $15,400,000 from the Federal Reserve. The FHLB borrowings are available by pledging collateral and purchasing additional stock in the FHLB. The line of credit with the Federal Reserve is collateralized by the Bank’s commercial and consumer loan portfolios.

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

A summary of commitments at December 31, 2011 and 2010 is as follows:

(Dollars in thousands)	2011	2010

Commitments to extend credit	$24,748	$36,765
Standby letters of credit	1,724	1,660

	$26,472	$38,425

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that management deems necessary. Newly issued or modified guarantees are to be recorded on the Company’s balance sheet at fair value at inception. As of December 31, 2011 and 2010, no liability has been recorded related to these guarantees.

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

Defined Contribution Plan - The Bank has a 401(k) Profit Sharing Plan for the benefit of employees. Subject to annual approval by the Board of Directors, employee contributions of up to 5% of compensation are matched in accordance with plan guidelines. Matching contributions of $157,902 and $160,812 were charged to expense during 2010 and 2009, respectively. There were no contributions in 2011.

Stock Option Plan - The Company has adopted ASC 718 using the modified prospective application method as permitted. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Effective April 27, 2006, the Directors’ Incentive Stock Option Plan (the “Directors’ Incentive Plan”) was terminated. Outstanding options issued under the former Directors’ Incentive Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2011, there were 34,500 options outstanding that had been issued under the terminated Directors’ Incentive Plan.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2011, there were 8,051 options outstanding that had been issued under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and stock awards to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Compensation Committee of the Board. “Diluted shares outstanding” means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method. In 2010 and 2011 the number of available stock awards under this plan increased by 20,000 per year.

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. The Compensation Committee has the discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten years after the date the Incentive Plan was approved by the Board of Directors, which was September 24, 2004. At December 31, 2011, the Company had 163,000 shares available for grant under the Incentive Plan.

Vesting under the plan is discretionary based upon a determination by the Compensation Committee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company using historical volatility as a guide. The expected life is based on previous option exercise experience. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to employees for the year ended December 31, 2011. No options were granted to employees in 2010. The weighted-average grant-date fair value of options granted during the year ended December 31, 2011 was $1.80.

For the year ended December 31, 2011

Dividend yield	0.00%
Risk-free interest rate	2.92%
Volatility	73.90%
Expected life (years)	7.5

A summary of option activity under the stock option plans discussed above for the three years ended December 31, 2011 is presented below:

	Options Available	Options Outstanding	Exercise Price Range	Weighted Average Exercise Price
Balance at December 31, 2008	2,800	370,122	$9.58-27.50	$17.87

Authorized	20,000	—	—	—
Forfeited	22,000	(28,775)	11.75-27.50	17.39
Granted	(9,000)	9,000	5.05	5.05

Balance at December 31, 2009	35,800	350,347	5.05-27.50	17.58

Authorized	20,000	—	—	—
Forfeited	13,500	(21,225)	5.05-28.00	18.17
Expired	—	(3,000)	26.00	15.64

Balance at December 31, 2010	69,300	326,122	5.05-28.00	17.56

Granted	(1,000)	1,000	2.50	2.50
Authorized	20,000	—	—	—
Forfeited	74,700	(76,276)	11.25-27.50	16.21
Expired	—	(6,000)	16.72	16.72

Balance at December 31, 2011	163,000	244,846	$2.50-28.00	$17.94

There were 199,926 options exercisable at December 31, 2011 at an average weighted exercise price of $18.74.

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

December 31, 2011
Aggregate intrinsic value of outstanding options	$—
Aggregate intrinsic value of exercisable options	$—
Weighted average remaining life of all options	4.67

No options were exercised in 2011, 2010 or 2009.

As of December 31, 2011, there was $63,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 1.25 years. The current total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $86,000, $91,000 and $127,000, respectively.

Non-Qualified Plans - The Company has established certain non-qualified benefit plans for certain key executive officers and directors. The benefits under the plans are computed and payable under certain terms as specified in each agreement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of each agreement until the initial payments are made at the normal retirement dates. Compensation expense related to these plans of $69,000, $105,000 and $105,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The total liability under these plans was $1,176,000 at December 31, 2011 and is included in other liabilities in the accompanying consolidated balance sheets.

The Bank has purchased and is the owner and beneficiary of certain life insurance policies that will be used to finance the benefits under these agreements. Income earned on the life insurance policies, which is exempt from federal and state income tax, of $283,000, $284,000 and $290,000 for the years ended December 31, 2011, 2010 and 2009, respectively, is included in other income. In July 2010, the death of one of the insured resulted in a $263,439 gain on the settlement of life insurance which is included in 2010 other income.

12.	Income Taxes

The components of the provision for income taxes are as follows:

(Dollars in thousands)	2011	2010	2009

Current income tax expense (benefit):
State	$—	$—	$—
Federal	—	117	(1,273)

	—	117	(1,273)
Deferred federal income tax expense (benefit)	(1,290)	(1,504)	637
Increase in valuation allowance	1,290	5,705	—

Provision (benefit) for income taxes	$—	$4,318	$(636)

The provision for income taxes differs from the amount of income tax computed at the federal statutory rate due to the following:

(Dollars in thousands)	2011		2010		2009
	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax

Income (loss) before income taxes	$(2,142)		$(2,978)		$(1,147)

Tax (benefit) at statutory rate	$(729)	(34.0)%	$(1,013)	(34.0)%	$(390)	(34.0)%
Tax effect of:
Federally tax exempt interest income	(414)	(19.3)	(370)	(12.4)	(345)	(30.1)
Restricted stock Valuation allowance	—	—	—	—	106	9.2
Valuation allowance	1,290	60.2	5,705	191.6	—	—
Other—net	(147)	(6.9)	(4)	(0.1)	(7)	(0.6)

Income tax provision (benefit)	$—	—%	$4,318	145.1%	$(636)	(55.4)%

Deferred tax assets consist of the following:

(Dollars in thousands)	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,440	$1,739
Other than temporary impairment	365	356
Deferred compensation	901	921
Net operating loss carryforward	3,418	2,078
Investment securities	—	457
Other	1,347	1,056

Total deferred tax assets	7,471	6,607
Less valuation allowance	(7,100)	(5,811)

	371	796

Deferred tax liabilities:
Depreciation	265	253
Prepaid expenses	106	86
Investment securities	878	—

	1,249	339

Net deferred tax asset (liability)	$(878)	$457

Net operating loss carryforwards are for federal income tax purposes and expire on December 31, 2031. The Company has no reserve for uncertain tax positions as of December 31, 2011 and 2010.

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a valuation allowance in 2010 on the net deferred tax assets outstanding exclusive of the investment securities. Also, the Company did not record a deferred tax benefit on the pretax loss generated in 2011 or 2010, resulting in net income tax expense of $4,317,748 for the year ended December 31, 2010. There was no income tax expense recorded in 2011.

13.	Other Noninterest Income

Other noninterest income for the years ended December 31, 2011, 2010 and 2009 consists of the following:

(Dollars in thousands)	2011	2010	2009

Earnings on life insurance policies	$327	$284	$290
Card service income	583	536	403
Safe deposit box rental	25	22	23
Investment services	815	564	597
Gain on settlement of life insurance	—	263	—
Other fees	242	391	410

	$1,992	$2,060	$1,723

14.	Other Noninterest Expenses

Other noninterest expense for the years ended December 31 consists of the following:

(Dollars in thousands)	2011	2010	2009

Educational expenses	$33	$44	$48
Credit card expense	226	217	179
Travel and entertainment	24	66	68
Telephone expense	121	116	130
Internet banking expense	161	167	156
FHLB prepayment penalty	274	—	—
Other	830	793	814

	$1,669	$1,403	$1,395

15.	Transactions with Directors and Executive Officers

Our directors and executive officers are customers of and had transactions with the Bank in the ordinary course of business. Included in such transactions are outstanding loans and commitments, all of which were made on comparable terms, including interest rate and collateral, as those prevailing at the time for our other customers and did not involve more than normal risk of collectability or present other unfavorable features.

Aggregate loan transactions with these related parties are as follows:

(Dollars in thousands)	2011	2010

Balance, beginning	$2,329	$3,876
Advances	657	99
Repayments	(479)	(1,645)
Other	(542)	(1)

Balance, ending	$1,965	$2,329

Other includes closed or reduced lines of credit.

Included in the balances outstanding are directors and executive officers’ available unused lines of credit totaling $606,000 and $1,090,000 at December 31, 2011 and December 31, 2010, respectively.

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

All fees deferred prior to January 1, 2007 are treated as Tier 1. Net deferrals, including interest, under the Plan during 2011, 2010 and 2009, totaled $89,000, $53,000 and $11,000, respectively. The balance of total deferred director fees included in other liabilities was $1,429,267 and $1,469,132 at December 31, 2011 and 2010, respectively.

16.	Regulatory Matters

Dividends - The Bank’s ability to pay cash dividends to the Holding Company is restricted by state banking regulations to the amount of the Bank’s retained earnings and statutory capital and other regulatory requirements, including the Consent Order and the Written Agreement described below.

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

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank exceeded minimum regulatory capital requirements (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) at December 31, 2011. The Bank exceeded all minimum regulatory capital requirements as of December 31, 2010. With respect to the requirements of the Consent Order, the Bank at December 31, 2011 met the total risk-based capital ratio requirement but did not meet the Tier 1 capital to average assets ratio requirement.

The actual capital amounts and ratios and minimum regulatory amounts (in thousands) and ratios are as follows:

(Dollars in thousands)			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital (to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

As of December 31, 2010
Total risk-based capital (to risk-weighted assets)	$33,257	10.75%	$24,758	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$29,334	9.48%	$12,380	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$29,334	6.45%	$18,190	4.0%	N/A	N/A

The Holding Company is also subject to certain capital requirements. At December 31, 2011 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 9.16%, 6.13% and 12.04%, respectively. At December 31, 2010 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 8.6%, 5.8% and 11.0%, respectively.

The Bank is required by the Federal Reserve Bank to maintain average cash reserve balances at the Federal Reserve Bank and in working funds based upon a percentage of deposits. The required amount of these reserve balances at December 31, 2011 was $100,000.

On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions (the “S.C. Bank Board”). The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order requires the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status as defined by the applicable regulations. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets and earnings. Our plan involves principal pay downs in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be successful in the longer term, and did not meet the capital ratios set forth in the Consent Order as of December 31, 2011. However, management will continue its efforts for future compliance. Success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly diluted prices, sell branches or other assets or seek other strategic solutions.

As of December 31, 2011, the Bank was compliant with all of the Consent Order requirements and timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8% of average assets, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) as of December 31, 2011 by continuing to reduce the Bank’s total assets.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the S.C. Bank Board.

Pursuant to the Written Agreement, the Company will:

•	take steps to ensure that the Bank complies with the Consent Order (described above);

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

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as complying with the capital requirements and restrictions contained in the Consent Order, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. As previously disclosed, the Boards and management of the Company and the Bank have proactively taken steps to comply with the requirements of the Consent Order. The Company and the Bank believe that these steps will help the Company and the Bank address the concerns underlying the Consent Order and the Written Agreement.

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner.

As of December 31, 2011, the Company was compliant with all of the Written Agreement requirements or timelines with the exception of the Bank’s Consent Order stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011 as noted above.

17.	Fair Value

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

Other real estate owned, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at net realizable value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Appraisals are obtained at the time of foreclosure and then annually unless a situation necessitates the need for one more often than annually. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. Other real estate is included in Level 3 of the valuation hierarchy.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2011
Available for sale securities:
Municipal securities	$38,338	$—	$38,338	$—
Mortgage-backed securities	91,209	—	91,209	—
Collateralized debt obligation	310	—	—	310

Total available for sale securities	$129,857	$—	$129,547	$310

December 31, 2010
Available for sale securities:
Municipal securities	$30,638	$—	$30,638	$—
Mortgage-backed securities	101,793	—	101,793	—
Collateralized debt obligation	382	—	—	382

Total available for sale securities	$132,813	$—	$132,431	$382

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis for the years ended December 31, 2011 and 2010 are as follows:

(Dollars in thousands)
	2011	2010
Beginning fair value	$382	$336
Total unrealized gain (loss) included in other comprehensive loss	(46)	46
Impairment charges during the year	(26)	—
Transfers in and/or out of level 3	—	—

Ending fair value	$310	$382

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

(Dollars in thousands)
		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$6,973	$—	$—	$6,973
OREO	6,469	—	—	6,469

		Fair Value Measurements at Reporting Date Using
Description	12/31/2010	Level 1	Level 2	Level 3
Impaired loans	$9,382	$—	$—	$9,382
OREO	9,038	—	—	9,038

The Bank had impaired loans with outstanding balances of $14,983,000 and $19,980,000 at December 31, 2011 and 2010, respectively. Impaired loans with either charge-offs or specific reserves totaled $12,158,000 (Gross of charge-off) at December 31, 2011. Of this amount $3,017,000 has been charged-off and $2,168,000 has been specifically reserved. Collateral dependent impaired loans had current balances of $10,887,000 and $11,747,000 with valuation allowances of $2,131,000 and $1,485,000 at December 31, 2011 and 2010, respectively.

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

	December 31,
(Dollars in thousands)	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$6,863	$6,863	$27,966	$27,966
Investment securities	129,857	129,857	132,813	132,813
Loans - net	220,055	216,014	262,505	257,625
Loans held for sale	—	—	1,082	1,100
Restricted stock	3,896	3,896	5,309	5,309
Accrued interest receivable	1,522	1,522	1,829	1,829
Bank owned life insurance	7,274	7,274	6,991	6,991

Financial liabilities
Deposits	$281,701	$282,248	$321,385	$322,438
Federal funds purchased	2,516	2,516	—	—
Repurchase agreements	15,000	16,532	15,000	15,389
Notes payable to FHLB	49,000	51,843	87,500	89,848
Junior subordinated debentures	11,341	11,341	11,341	11,341
Accrued interest payable	976	976	1,399	1,399

18.	Preferred Stock

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of December 31, 2011 there is $544,650 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

19.	Condensed Parent Company Financial Information

The following condensed financial information for Greer Bancshares Incorporated (Parent Company only) should be read in conjunction with the consolidated financial statements and the notes thereto.

(Dollars in thousands)	December 31
Parent Company Only Condensed Balance Sheets	2011	2010

Assets:
Cash and cash equivalents	$141	$130
Investment in Trusts	341	341
Equity in net assets of Bank subsidiary	29,235	28,606
Taxes receivable	8	8
Premises and equipment, net of depreciation	635	635

Total assets	$30,360	$29,720

Liabilities and stockholders’ equity:
Liabilities:
Junior subordinated debentures	$11,341	$11,341
Interest payable	313	50
Other liabilities	68	68

Total liabilities	11,722	11,459

Stockholders’ equity	18,638	18,261

Total liabilities and stockholders’ equity	$30,360	$29,720

(Dollars in thousands)
Parent Company Only	Years Ended December 31,
Condensed Statements of Loss	2011	2010	2009

Income:
Lease income from Bank subsidiary	$60	$60	$60
Interest income of deposits	—	9	7
Dividends from Bank subsidiary	—	—	150

Total income	60	69	217

Expenses:
Interest on long-term borrowings	263	260	326
Noninterest expense	48	121	132

Total expenses	311	381	458

Loss before taxes	(251)	(312)	(241)
Income tax benefit	—	—	(133)

Loss before equity earnings	(251)	(312)	(108)

Equity in undistributed loss of Bank subsidiary	(1,891)	(6,984)	(403)

Net loss	(2,142)	(7,296)	(511)

Preferred stock dividends and net discount accretion	(652)	(642)	(581)

Net loss attributed to common shareholders	$(2,794)	$(7,938)	$(1,092)

(Dollars in thousands)
Parent Company Only	Years Ended December 31,
Condensed Statements of Cash Flows	2011	2010	2009

Operating activities:
Net loss	$(2,142)	$(7,296)	$(511)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of construction in progress	—	—	—
Undistributed equity loss of Bank subsidiary	1,891	6,984	403
Loss on sale of land	—	4	—
Change in operating assets and liabilities	262	1	(17)

Net cash provided by (used for) operating activities	11	(307)	(125)

Investing activities:
Proceeds from sale of land	—	557	—
Investment in Bank subsidiary	—	—	(9,000)

Net cash provided by (used for) investing activities	—	557	(9,000)

Financing activities:
Proceeds from the issuance of preferred stock	—	—	9,949
Cash dividends paid on preferred stock	—	(545)	(433)
Proceeds from exercise of stock options	—	—	—

Net cash provided by (used for) financing activities	—	(545)	9,517

Net increase (decrease) in cash and cash equivalents	11	(295)	392

Cash and cash equivalents beginning of year	130	425	33

Cash and cash equivalents at end of year	$141	$130	$425

Non-cash investing and financing activities:
Dividends payable	$—	$—	$68

Change in other comprehensive income (loss)	$2,433	$(1,942)	$1,062

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

As of the end of the period covered by this report, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2011.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2011.

Based on our assessment, we believe that as of December 31, 2011, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Control Over Financial Reporting

As discussed above, management also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program designed to monitor its effectiveness. There were no changes in the internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

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

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2011. The descriptions of the Company’s equity compensation plans contained in Note 11 to the financial statements included in Item 8 above is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) [1]

Equity Compensation Plans approved by security holders	244,846	$18.74	163,000

Equity Compensation Plans not approved by security holders	—	—	—

Total	244,846	$18.74	163,000

(1)

Represents shares available under our 2005 Equity Incentive Plan, which was approved by our Board of Directors on September 23, 2004 and by our shareholders at our April 2005 Annual Meeting. These shares can be issued as restricted shares or as shares receivable upon exercise of options granted under the 2005 Equity Incentive Plan. The plan has an “evergreen share reserve increase” feature, whereby the number of shares issuable under the Plan is automatically increased every year for 9 years upon each Annual Meeting of stockholders. The increase is equal to the least of (1) two percent of the Diluted Shares Outstanding, (2) 20,000 shares, or (3) such lesser numbers of shares as determined by the Company’s board of directors. “Diluted Shares Outstanding” means (1) the number of shares of common stock outstanding on such calculation date, plus (2) the number of shares of common stock issuable assuming the conversion of all outstanding preferred stock and convertible notes, plus (3) the additional number of dilutive common stock equivalent shares outstanding as a result of any options or warrants outstanding during the fiscal year, calculated using the Treasury stock method.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under “Governance of the Company,” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2012, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm - Dixon Hughes Goodman LLP

Consolidated Balance Sheets - December 31, 2011 and 2010

Consolidated Statements of Loss - Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended 2011, 2010 and 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREER BANCSHARES INCORPORATED

Date: March 20, 2012	By:	s/s J.Richard Medlock, Jr.
J. Richard Medlock, Jr.
Executive Vice President and
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Richard Medlock, Jr., his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Walter M. Burch Walter M. Burch, Chairman	Date: March 20, 2012

s/s Mark S. Ashmore Mark S. Ashmore, Director	Date: March 20, 2012

s/s Steven M. Bateman Steven M. Bateman, Director	Date: March 20, 2012

s/s Raj K.S. Dhillon Raj K. S. Dhillon, Director	Date: March 20, 2012

s/s Gary M. Griffin Gary M. Griffin, Director	Date: March 20, 2012

s/s R. Dennis Hennett R. Dennis Hennett, Director (President and Chief Executive Officer)	Date: March 20, 2012

s/s Harold K. James Harold K. James, Director	Date: March 20, 2012

s/s Paul D. Lister Paul D. Lister, Director	Date: March 20, 2012

s/s Theron C. Smith, III Theron C. Smith III, Director	Date: March 20, 2012

s/s C. Don Wall C. Don Wall, Director	Date: March 20, 2012

s/s J. Richard Medlock, Jr. J. Richard Medlock, Jr., Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: March 20, 2012

EXHIBIT INDEX

3.1	Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form 10-12G filed April 30, 2002 (File No. 000-33021).

3.2	Articles of Amendment of Greer Bancshares Incorporated, filed with the South Carolina Secretary of State on January 29, 2009, containing Certificates of Designations creating: (i) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, and (ii) the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on September 4, 2008 (File No. 000-33021).

4.1	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Articles of Incorporation of the Company and Articles of Amendment of the Company (included as Exhibits 3.1 and 3.2, respectively).

4.3	Bylaws (included as Exhibit 3.3).

4.4	Warrant to Purchase Preferred Stock of the Company dated January 30, 2009, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.5	Form of certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-SP, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

4.6	Form of Certificate for the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series 2009-WP, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed February 3, 2009 (File No. 000-33021).

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.2*	Form of Greer State Bank Employee Stock Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.

10.3*	Second Amendment and Complete Restatement of Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.4*	Third Amendment to Deferred Compensation Plan for Directors dated December 21, 2006, incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.5*	Amended and Restated Salary Continuation Agreement between R. Dennis Hennett and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.6*	Employment Agreement between Greer State Bank and Kenneth M. Harper dated September 8, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 13, 2004.

10.7*	First Amendment to Employment Agreement between Greer State Bank and Kenneth M. Harper dated February 22, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.8*	Second Amendment to Employment Agreement between Kenneth M. Harper and Greer State Bank dated December 30, 2008, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2009.

10.9*	Amended and Restated Salary Continuation Agreement between Kenneth M. Harper and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current report on Form 8-K filed on August 1, 2007.

10.10*	First Amendment to Greer State Bank Amended and Restated Salary Continuation Agreement with Kenneth M. Harper dated December 30, 2008, incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 5, 2009.

10.11*	Amended and Restated Salary Continuation Agreement between J. Richard Medlock and Greer State Bank dated July 31, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 1, 2007.

10.12*	Greer State Bank 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 29, 2004.

10.13*	First Amendment to Greer State Bank 2005 Equity Incentive Plan dated February 22, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.14*	Supplemental Life Insurance Agreement between Greer State Bank and Victor K. Grout dated February 27, 2007, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for December 31, 2006 filed on April 2, 2007.

10.15	Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Wilmington Trust Company as Property Trustee and Delaware Trustee, and the Administrative Trustees named therein, dated December 28, 2006, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.16	Guarantee Agreement between Greer Bancshares Incorporated and Wilmington Trust Company, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust II, dated December 28, 2006, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.17	Junior Subordinated Indenture between Greer Bancshares Incorporated and Wilmington Trust Company, as Trustee, dated December 28, 2006, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.18	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust II and Credit Suisse Securities (USA) LLC, dated December 28, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed January 4, 2007.

10.19*	Form of Senior Executive Officer Waiver to the United States Department of the Treasury from Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.20*	Form of Amendment to Compensation Agreements for Senior Executive Officers of Greer Bancshares Incorporated between the Company and Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.21	Letter agreement, including securities purchase agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 19, 2009.

10.22	Stipulation to the Issuance of a Consent Order between the Federal Deposit Insurance Corporation, the Commissioner of Banking on behalf of the South Carolina Board of Financial Institutions and Greer State Bank and related Consent Order, effective March 1, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 1, 2011 and filed March 7, 2011.

10.23	Written Agreement between Greer Bancshares Incorporated and the Federal Reserve Bank of Richmond dated July 7, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 7, 2011 and filed July 13, 2011.

14	Director and Executive Officer Code of Ethics, as amended May 24, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.

21(1)	Subsidiaries of the Company.

23(1)	Consent of Dixon Hughes Goodman LLP

24(1)	Power of Attorney (contained on the signature page hereof).

31.1(1)	Certification pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1(1)	Certification pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.
(1)	Filed herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.