Form 10-Q
period 2012-03-31
GREER BANCSHARES INC
filed 2012-05-14
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

	March 31, 2012	December 31, 2011*
Assets

Cash and due from banks	$6,393	$4,051
Interest bearing deposits in banks	12,548	2,430
Federal funds sold	2,322	382

Cash and cash equivalents	21,263	6,863
Investment securities:
Available for sale	128,807	129,857
Loans, net of allowance for loan losses of $6,426 and $6,747, respectively	212,100	220,055
Loans held for sale	427	—
Premises and equipment, net	4,850	4,929
Accrued interest receivable	1,353	1,522
Restricted stock	3,896	3,896
Other real estate owned	6,407	6,469
Other assets	8,590	9,920

Total Assets	$387,693	$383,511

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$36,009	$36,951
Interest bearing	257,747	244,750

Total deposits	293,756	281,701
Short term borrowings	—	2,516
Long term borrowings	69,341	75,341
Other liabilities	4,722	5,315

Total Liabilities	367,819	364,873

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at March 31, 2012 and December 31, 2011	9,732	9,699
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2012 and December 31, 2011	530	535
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2012 and December 31, 2011	12,433	12,433
Additional paid in capital	3,732	3,720
Accumulated deficit	(7,626)	(9,453)
Accumulated other comprehensive income	1,073	1,704

Total Stockholders’ Equity	19,874	18,638

Total Liabilities and Stockholders’ Equity	$387,693	$383,511

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income/(Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	3/31/12	3/31/11
Interest Income:
Loans, including fees	$3,013	$3,506
Investment securities:
Taxable	590	719
Exempt from federal income tax	263	301
Federal funds sold	1	13
Other	5	1

Total interest income	3,872	4,540

Interest Expense:
Interest on deposit accounts	571	1,062
Interest on short term borrowings	1	—
Interest on long term borrowings	592	757

Total interest expense	1,164	1,819

Net interest income	2,708	2,721
Provision for loan losses	—	100

Net interest income after provision for loan losses	2,708	2,621

Non-interest income:
Customer service fees	182	178
Gain on sale of investment securities	1,301	1
Other noninterest income	407	428

Total noninterest income	1,890	607

Non-interest expenses:
Salaries and employee benefits	1,317	1,337
Occupancy and equipment	178	168
Postage and supplies	43	53
Marketing	5	27
Directors fees	21	23
Professional fees	151	157
FDIC deposit insurance assessments	216	193
Other real estate owned and foreclosure costs	294	968
FHLB Prepayment penalty	141	—
Other	377	341

Total noninterest expenses	2,743	3,267

Income/(Loss) before income taxes	1,855	(39)

Provision for income taxes:	—	—

Net income/(loss)	1,855	(39)

Preferred stock dividends and net discount accretion	(188)	(164)

Net income/(loss) available to common shareholders	$1,667	$(203)

Basic net income/(loss) per share of common stock	$.67	$(.08)

Diluted net income/(loss) per share of common stock	$.67	$(.08)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	03/31/12	03/31/11

Net income/(loss)	$1,855	$(39)

Other comprehensive income, net of tax:
Unrealized holding gain on available for sale investment securities arising during the period, net of tax expense of $117 and $83, respectively	228	245
Less reclassification adjustments for gains included in net income/(loss), net of taxes of $442 and $0, respectively	(859)	(1)

Other comprehensive income/(loss)	(631)	244

Comprehensive income	$1,224	$205

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

for the Three Months Ended March 31, 2012

(Unaudited)

(Dollars in thousands, except per share data)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Preferred stock			Additional		Accumulated Other	Total
	Series 2009-SP	Series 2009-WP	Common Stock	Paid In capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	1,855	—	1,855
Other comprehensive loss, net of tax	—	—	—	—	—	(631)	(631)
Amortization of premium and discount on preferred stock	33	(5)	—	—	(28)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	12	—	—	12

Balances at March 31, 2012	$9,732	$530	$12,433	$3,732	$(7,626)	$1,073	$19,874

	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Preferred stock			Additional		Other	Total
	Series 2009-SP	Series 2009-WP	Common Stock	Paid In capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2010	$9,571	$555	$12,433	$3,634	$(7,203)	$(729)	$18,261

Net income	—	—	—	—	(39)	—	(39)
Other comprehensive loss, net of tax	—	—	—	—	—	244	244
Amortization of premium and discount on preferred stock	31	(5)	—	—	(26)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	20	—	—	20

Balances at March 31, 2011	$9,602	$550	$12,433	$3,654	$(7,268)	$(485)	$18,486

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	3/31/12	3/31/11
Operating activities
Net income/(loss)	$1,855	$(39)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	89	94
Amortization of premiums on mortgage-backed securities	410	399
Gain on sale/call of investment securities	(1,301)	(1)
(Gain)/Loss on sale of other real estate owned	108	(47)
Impairment loss on other real estate owned	13	657
Provision for loan losses	—	100
Origination of loans held for sale	(3,912)	(4,278)
Proceeds from sales of loans held for sale	3,518	4,688
Gain on sale of loans held for sale	(33)	(33)
Deferred income tax expense/(benefit)	—	(1)
Decrease in prepaid FDIC deposit insurance	210	183
Stock based compensation	12	20
Increase in cash surrender value of life insurance	(69)	(74)
Net change in:
Accrued interest receivable	169	183
Other assets	1,189	1,240
Accrued interest payable	(21)	(213)
Other liabilities	(572)	1

Net cash provided by operating activities	1,665	2,879

Investing activities
Activity in available-for-sale securities:
Sales	20,662	—
Maturities, payments and calls	8,180	7,019
Purchases	(27,532)	(4,664)
Net decrease in loans	7,723	9,480
Proceeds from sale of other real estate owned	173	1,677
Purchase of premises and equipment	(10)	(29)

Net cash provided by investing activities	9,196	13,483

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	3/31/12	3/31/11

Financing activities
Net increase in deposits	$12,055	$586
Repayment of notes payable to FHLB	(6,000)	(13,000)
Net decrease in short term borrowings	(2,516)	—

Net cash provided/(used) from financing activities	3,539	(12,414)

Net increase in cash and cash equivalents	14,400	3,948
Cash and equivalents, beginning of period	6,863	27,966

Cash and equivalents, end of period	$21,263	$31,914

Cash paid for:
Income taxes	$—	$—

Interest	$1,185	$2,032

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$232	$2,508

Loans to facilitate sale of other real estate owned	$—	$217

Unrealized gains/(losses) on available for sale investment securities, net of tax	$(631)	$243

Preferred stock dividends declared not paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation

Greer Bancshares Incorporated, a South Carolina corporation, (the “Company”) is a one-bank holding company for Greer State Bank, a South Carolina corporation (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income/(loss) and comprehensive income/(loss) for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2011, which are included in the 2011 Annual Report on Form 10-K.

Certain captions and amounts in the prior financial statements were reclassified to conform with the 2011 presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 2 –Net Income/Loss per Common Share

Basic and diluted income/loss per common share is computed by dividing net income/loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three months ended March 31, 2012 and March 31, 2011. Anti-dilutive options totaling 243,844 and 321,621 have been excluded from the income/loss per share calculation for the three months ended March 31, 2012 and March 31, 2011, respectively.

Note 3 – Income Taxes

The Company files a consolidated federal income tax return and separate state income tax returns for the Company and the Bank. Income taxes are allocated to each of the Company and the Bank as if filed separately for federal purposes and based on the separate returns filed for state purposes.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance on the net deferred tax assets outstanding at March 31, 2012. The Company has a net operating loss carry-forward for tax purposes and therefore no current tax expense.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 4 – Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. This GAAP standard describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established require classification

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate Owned

OREO, consisting of properties obtained through foreclosure or in satisfaction of loans, is reported at net realizable value, determined on the basis of current appraisals, comparable sales and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. At the time of foreclosure, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses. Gains or losses on sale and any subsequent adjustments to the value are recorded as a component of foreclosed real estate expense. OREO is included in Level 3 of the valuation hierarchy.

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Available for sale securities:
US government and other agency obligations	$7,563	$—	$7,563	$—
Mortgage-backed securities	96,430	—	96,430	—
Municipal securities	24,504	—	24,504	—
Collateralized debt obligation	310	—	—	310

Total available for sale securities	$128,807	$—	$128,497	$310

December 31, 2011
Available for sale securities:
Mortgage-backed securities	$91,209	$—	$91,209	$—
Municipal securities	38,338	—	38,338	—
Collateralized debt obligation	310	—	—	310

Total available for sale securities	$129,857	$—	$129,547	$310

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

The Company owns a collateralized debt obligation which it would sell prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using a loss severity of 90% and additional collateral defaults rates from 4% to 17%. The bank calculated the present value of the future cash flows from these scenarios using 10% as a discount rate and 9% as the collateral default rate. The difference in the present value and the carrying value of the security would be OTTI, if any. The security is currently carried at an estimated fair value of approximately $310,000 at March 31, 2012.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the three months ended March 31, 2012 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2011	$310
Total unrealized (loss) included in other comprehensive income	—
Transfers in and/or out of level 3	—

Fair value, March 31, 2012	$310

There were no Level 3 liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2012 and March 31, 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Market values are based on appraisals of collateral by independent appraisers. Assets measured at fair value on a nonrecurring basis are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	3/31/2012	Level 1	Level 2	Level 3
Impaired loans	$6,192	$—	$—	$6,192
OREO	6,407	—	—	6,407

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$6,973	$—	$—	$6,973
OREO	6,469	—	—	6,469

The Bank had impaired loans with outstanding balances of $12,708,000 and $14,983,000 at March 31, 2012 and December 31, 2011, respectively. Impaired loans with either charge-offs or specific reserves totaled $10,867,000 (Gross of charge-off) at March 31, 2012. Of this amount $2,662,000 has been charged-off and $2,013,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $12,158,000 (Gross of charge-off) at December 31, 2011. Of this amount $3,017,000 had been charged-off and $2,168,000 had been specifically reserved.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

(Dollars in thousands)

	March 31, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$21,263	$21,263	$—	$—
Investment securities	128,807	—	128,497	310
Loans - net	212,100	—	202,125	6,192
Loans held for sale	427	—	434	—
Restricted stock	3,896	—	3,896	—
Accrued interest receivable	1,353	—	1,353	—
Bank owned life insurance	7,342	—	7,342	—

Financial liabilities
Deposits	$293,756	$—	$294,143	$—
Repurchase agreements	15,000	—	16,445	—
Notes payable to FHLB	43,000	—	45,738	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	1,027	—	1,027	—

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$6,863	$6,863
Investment securities	129,857	129,857
Loans - net	220,055	216,014
Restricted stock	3,896	3,896
Accrued interest receivable	1,522	1,522
Bank owned life insurance	7,274	7,274

Financial liabilities
Deposits	$281,701	$282,248
Federal funds purchased	2,516	2,516
Repurchase agreements	15,000	16,532
Notes payable to FHLB	49,000	51,843
Junior subordinated debentures	11,341	11,341
Accrued interest payable	976	976

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$7,550	$16	$3	$7,563
Mortgage-backed securities	95,705	914	189	96,430
Municipal securities	23,616	898	10	24,504
Collateralized debt obligation	310	—	—	310

	$127,181	$1,828	$202	$128,807

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$90,366	$1,074	$231	$91,209
Municipal securities	36,599	1,796	57	38,338
Collateralized debt obligation	310	—	—	310

	$127,275	$2,870	$288	$129,857

The amortized cost and estimated fair value of investment securities at March 31, 2012 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$100	$103
Over 1 year through 5 years	1,352	1,366
After 5 years through 10 years	6,979	7,247
Over 10 years	23,045	23,661

	31,476	32,377
Mortgage backed securities	95,705	96,430

Total	$127,181	$128,807

Investment securities with an aggregate book value of approximately $69,526,000 and $60,125,000 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at March 31, 2012 and December 31, 2011 is shown below:

(Dollars in thousands)

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$997	$3	$—	$—
Mortgage backed securities	36,040	189	—	—
Municipal securities	1,496	10	—	—

Total	$38,533	$202	$—	$—

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Mortgage backed securities	$27,135	$231	$—	$—
Municipal securities	4,920	57	—	—

Total	$32,055	$288	$—	$—

Management believes all of the unrealized losses as of March 31, 2012 and December 31, 2011 are temporary and as a result of temporary changes in the market. One government sponsored entity security, ten mortgage-backed securities and three municipal securities had unrealized losses at March 31, 2012 while at December 31, 2011, eight were municipals and eight were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The following table presents more detail on the collateralized debt obligation as of March 31, 2012 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)

Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$310	$—	$310

Gross realized gains, gross realized losses, sale and call proceeds for available for sale securities for the three months ended March 31, 2012 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	2012	2011
Gross realized gains	$1,301	$1
Gross realized losses	—	—

Net gain on sale of securities	$1,301	$1

Call/Sale proceeds	$20,802	$275

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 6 –Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)

	March 31, 2012	December 31, 2011
Commercial and industrial:
Commercial	$36,675	$39,301
Leases & other	—	70

Total commercial and industrial:	36,675	39,371

Commercial real estate:
Construction/land	29,972	31,514
Commercial mortgages - owner occupied	37,017	38,921
Other commercial mortgages	57,027	58,771

Total commercial real estate	124,016	129,206

Consumer real estate:
1-4 residential	32,216	31,699
Home equity loans and lines of credit	21,673	22,385

Total consumer real estate	53,889	54,084

Consumer installment:	3,946	4,141

Total loans	218,526	226,802
Allowance for loan losses	(6,426)	(6,747)

Net loans	$212,100	$220,055

Loans totaling approximately $91,510,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Non-accrual loans, segregated by class of loans, were as follows:

(Dollars in thousands)

	March 31, 2012	December 31, 2011

Commercial and industrial:
Commercial	$752	$1,297
Leases & Other	—	—
Commercial real estate:
Construction/land	2,872	3,453
Commercial mortgages - owner occupied	2,639	2,788
Other commercial mortgages	1,785	2,009
Consumer real estate:
1-4 residential	503	389
Home equity loans and lines of credit	214	381
Consumer installment:
Consumer installment	148	132

Total	$8,913	$10,449

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $167,000 and $277,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. No interest income was recorded on non-accrual loans for the three months ended March 31, 2012. $70,400 in interest income was recorded on non-accrual loans for the three months ended March 31, 2011.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

An analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 follows:

(Dollars in thousands)

March 31, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$1,755	$749	$2,504	$34,171	$36,675	$—
Leases & other	—	—	—	—	—	—
Commercial real estate:
Construction/land	224	2,000	2,224	27,748	29,972	—
Commercial mortgages - owner occupied	169	779	948	36,069	37,017	—
Other commercial mortgages	237	339	576	56,451	57,027	—
Consumer real estate:
1-4 residential	672	462	1,134	31,082	32,216	—
Home equity loans and lines of credit	342	49	391	21,282	21,673	—
Consumer installment:
Consumer installment	38	148	186	3,760	3,946	—

Total	$3,437	$4,526	$7,963	$210,563	$218,526	$—

December 31, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$2,478	$1,271	$3,749	$35,552	$39,301	$—
Leases & other	—	—	—	70	70	—
Commercial real estate:
Construction/land	—	1,905	1,905	29,609	31,514	—
Commercial mortgages - owner occupied	324	779	1,103	37,818	38,921	—
Other commercial mortgages	423	489	912	57,859	58,771	—
Consumer real estate:
1-4 residential	1,772	122	1,894	29,805	31,699	—
Home equity loans and lines of credit	354	258	612	21,773	22,385	—
Consumer installment:
Consumer installment	60	132	192	3,949	4,141	—

Total	$5,411	$4,956	$10,367	$216,435	$226,802	$—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Impaired loans, segregated by class, are summarized as follows:

(Dollars in thousands)

March 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$5,910	$1,476	$2,358	$3,834	$371
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	3,486	1,095	2,282	3,377	819
Commercial mortgages – owner occupied	1,890	1,332	558	1,890	190
Other commercial mortgages	3,734	1,174	2,082	3,256	507
Consumer real estate:
1-4 residential	255	130	125	255	41
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	96	11	85	96	85

Total	$15,371	$5,218	$7,490	$12,708	$2,013

December 31, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$7,356	$1,199	$3,727	$4,926	$841
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	4,202	1,753	2,340	4,093	798
Commercial mortgages – owner occupied	1,943	1,281	662	1,943	212
Other commercial mortgages	4,275	2,145	1,653	3,798	317
Consumer real estate:
1-4 residential	125	125	—	125	—
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	98	98	—	98	—

Total	$17,999	$6,601	$8,382	$14,983	$2,168

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 3-31-12	Gross Interest Income for three months ended 3-31-12
Commercial and industrial:
Commercial	$3,846	$13
Commercial real estate:
Construction/land	3,393	36
Commercial mortgages owner occupied	1,894	8
Commercial mortgages - other	3,598	29
Consumer real estate:
1-4 residential	211	3
Home Equity and lines of credit	—	—
Consumer Installment	97	2

Total	$13,039	$91

	Average Recorded Investment for three months ended 3-31-11	Gross Interest Income for three months ended 3-31-11
Commercial and industrial:
Commercial	$3,586	$50
Commercial real estate:
Construction/land	7,792	11
Commercial mortgages owner occupied	3,245	9
Commercial mortgages - other	3,514	15

Total	$18,137	$85

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

•

Risk rating 7 (Doubtful) - This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility the Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)

March 31, 2012	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$11,040	$15,622	$2,449	$7,564	$36,675
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	8,260	11,194	1,002	9,516	29,972
Commercial mortgages - owner occupied	18,978	9,268	4,129	4,642	37,017
Other commercial mortgages	16,471	29,881	3,765	6,910	57,027
Consumer real estate:
1-4 residential	22,604	4,236	3,133	2,243	32,216
Home equity loans and lines of credit	18,406	2,201	468	598	21,673
Consumer installment:
Consumer installment	3,362	70	181	333	3,946

Total	$99,121	$72,472	$15,127	$31,806	$218,526

December 31, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$10,817	$17,410	$2,371	$8,703	$39,301
Leases & other	70	—	—	—	70
Commercial real estate:
Construction/land	8,412	10,233	2,346	10,523	31,514
Commercial mortgages - owner occupied	20,280	9,654	4,370	4,617	38,921
Other commercial mortgages	16,259	31,263	3,559	7,690	58,771
Consumer real estate:
1-4 residential	21,983	5,007	2,627	2,082	31,699
Home equity loans and lines of credit	18,762	2,352	484	787	22,385
Consumer installment:
Consumer installment	3,507	35	238	361	4,141

Total	$100,090	$75,954	$15,995	$34,763	$226,802

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses for the three months ended March 31, 2012 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Mar 31, 2012
Commercial and industrial:	$1,906	$104	$—	$278	$3	$1,735
Commercial real estate:	4,562	(294)	—	—	10	4,278
Consumer real estate:	237	110	—	62	4	289
Consumer installment:	42	80	—	1	3	124

Total	$6,747	$—	$—	$341	$20	$6,426

The change in the allowance for loan losses for the three months ended March 31, 2011 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2010	Re-Allocation	Provision	Charge-offs	Recoveries	Mar 31, 2011
Commercial and industrial:	$1,998	$(203)	$—	$42	$3	$1,756
Commercial real estate:	5,185	203	25	52	35	5,396
Consumer real estate:	245	—	25	—	—	270
Consumer installment:	67	—	50	64	11	64

Total	$7,495	$—	$100	$158	$49	$7,486

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

(Dollars in thousands)

March 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,834	$8,523	$255	$96	$12,708
Loans collectively evaluated for impairment	32,841	115,493	53,634	3,850	205,818

Balance March 31, 2012	$36,675	$124,016	$53,889	$3,946	$218,526

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$371	$1,516	$41	$85	$2,013
Loans collectively evaluated for impairment	1,364	2,762	248	39	4,413

Balance March 31, 2012	$1,735	$4,278	$289	$124	$6,426

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$4,925	$9,835	$125	$98	$14,983
Loans collectively evaluated for impairment	34,446	119,371	53,959	4,043	211,819

Balance December 31, 2011	$39,371	$129,206	$54,084	$4,141	$226,802

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$841	$1,327	$—	$—	$2,168
Loans collectively evaluated for impairment	1,065	3,235	237	42	4,579

Balance December 31, 2011	$1,906	$4,562	$237	$42	$6,747

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $10,656,000 and $12,050,000 at March 31, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $5,633,000 and $6,975,000 at March 31, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

Loans that were modified into TDRs for the three months ended March 31, 2012 are listed in the table below. Balances reflected are those immediately after modification.

(Dollars in thousands)

	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	2	$31	$31

There have been no TDRs that have defaulted during the three months ended March 31, 2012.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table presents the successes and failures of the types of modifications within the previous three months as of March 31, 2012. Balances reflected are those immediately after modification.

(Dollars in thousands)

	Number of Loans	Recorded Investment
Extended payment terms
Paying as restructured	2	$31

Note 7 – New Accounting Pronouncements

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to amend the fair value measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company beginning January 1, 2012, added a new disclosure, but had no material impact on the financial statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance is intended to increase the prominence of other comprehensive income in financial statements. It eliminates the option to present other comprehensive income as part of the statement of changes in stockholder’s equity and requires consecutive presentation of the statement of net income and other comprehensive income. This guidance became effective on January 1, 2012, added a new statement, but had no material impact on the financial statements.

Note 8 – Other Items

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

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of March 31, 2012, the Company has failed to pay five such dividends and expects that the May 15, 2012 payment will also not be paid. As of March 31, 2012 there is $680,813 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

On March 1, 2011, the Bank entered into the Consent Order (the “Consent Order”) with the FDIC and the S.C. Bank Board. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order required the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status under the applicable banking regulations. If the Bank is unable to achieve the required capital ratios within the specified time frames, or otherwise fails to adhere to the Consent Order, further regulatory actions could be taken. Further, the ability to operate as a going concern could be negatively impacted.

Management has researched and evaluated available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets. Our plan involves principal pay downs in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be successful in the longer term, and the Bank did not meet the Tier 1 capital ratio set forth in the Consent Order as of August 1, 2011. However, management has and will continue its efforts for future compliance. Success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly diluted prices, sell branches or other assets or seek other strategic solutions.

As of March 31, 2012, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8%, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) as of March 31, 2012, by continuing to reduce the Bank’s total assets. The Tier One Capital Ratio was 7.66% and the Total Risk Based Capital Ratio was 12.88% as of March 31, 2012.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order (as defined below) entered into by the Bank with the FDIC and the South Carolina Board of Financial Institutions (“S.C. Bank Board”).

Pursuant to the Written Agreement, the Company is required to:

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

•	within 60 days of July 7, 2011, submit to the FRB a written statement of planned sources and uses of cash (which the Company has timely submitted);

•	comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers;

•	comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and

•	submit quarterly progress reports to the FRB.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of March 31, 2012, the Company was compliant with all of the Written Agreement requirements or timelines with the exception of the Bank’s Consent Order stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General - The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. Those accounting policies that are believed to be the most important to the portrayal and understanding of the Company’s financial condition and results of operations are discussed below. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

Allowance for Loan Losses - The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectability of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net income of $1,667,000 available to common shareholders, or $.67 per diluted common share, for the quarter ended March 31, 2012, compared to consolidated net loss of $203,000, or ($.08) per diluted common share, for the quarter ended March 31, 2011. The results for the first quarter of 2012 were positively impacted by the gain on sale of securities of $1,301,000.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2012 was $3,872,000, compared to $4,540,000 for the quarter ended March 31, 2011, a decrease of $668,000, or 14.7%. Interest and fees on loans is the largest component of total interest income and decreased $493,000, or 14.1% to $3,013,000 for the quarter ended March 31, 2012, compared to $3,506,000 for the quarter ended March 31, 2011. The decrease in interest and fees on loans was primarily the result of reductions of $41,176,000 in average loan balances for the three months ending March 31, 2012, compared to the same period in 2011. The Company has intentionally decreased the loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.43% and 5.39% for the quarter ended March 31, 2012 and March 31, 2011, respectively.

Interest income on investment securities decreased by $167,000 in the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011. The decrease was due to the average balance of investments decreasing from $135,971,000 to $130,985,000 as well as a decrease in the tax equivalent investment yields from 3.46% to 3.02% for the three month periods ended March 31, 2011 and March 31, 2012, respectively.

The Company’s total interest expense declined for the three months ended March 31, 2012 by $655,000 or 36.0% compared to the same period in 2011. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined primarily due to rate decreases from 1.50% to 0.91% for the three month periods ended March 31, 2011 and March 31, 2012, respectively, and a reduction of average interest bearing deposits of $35,939,000.

Interest on long term borrowings declined $165,000, or 21.8% for the three month period ended March 31, 2012 compared to the same period in 2011. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding more than offsetting the increase in average yields on long term borrowings for the three months ended March 31, 2012 compared to the same period in 2011. Average long term borrowings outstanding declined by $29,968,000 for the quarter ended March 31, 2012 compared to the same period in 2011. Average rates on long term borrowings increased to 3.22% from 2.95% for the three months ended March 31, 2012 compared to the same period in 2011.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $13,000, or 0.5%, for the quarter ended March 31, 2012, compared to the same period in 2011.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company’s balance sheet was liability sensitive in the up to twelve months gap analysis as of March 31, 2012. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

There was no provision for loan losses during the quarter ended March 31, 2012 compared to $100,000, for the same period in 2011. While the credit market has not improved greatly since the first quarter of 2011, it does not appear to be deteriorating compared to the prior year. The amount of provision is based on the results of the loan loss model. Due to improved bank metrics and a reduction in the loan portfolio size, the model did not require a provision for the quarter ending March 31, 2012. Non-performing assets have decreased since the prior year quarter from $26.5 million to $15.3 million. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $1,283,000 for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011. The increase is primarily due to a $1,301,000 gain on sale of investment securities which were sold to recognize the gain.

Noninterest Expenses

Total noninterest expenses decreased $524,000, or 16.0%, for the quarter ended March 31, 2012, to $2,743,000 compared to $3,267,000 for the quarter ended March 31, 2011. The primary cause of decreased noninterest expense for the three months ended March 31, 2012 relates to a decrease in other real estate owned and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased $20,000 for the three months ended March 31, 2012 compared to the same period in 2011. This is due to the reduction in certain employee benefit expenses including stock option expense. Professional expenses, director’s fees, postage and supplies and marketing expenses have all declined as the result of continued budget control. Other real estate owned and foreclosure expenses decreased $674,000 primarily as a result of reduced valuation adjustments. The prior year period had $657,000 in valuation adjustments compared to $13,000 in the current period. There was a $141,000 Federal Home Loan bank prepayment penalty in the quarter ended March 31, 2012 that was incurred as part of a security sale and balance sheet restructuring transaction. There was no prepayment penalty in the quarter ended March 31, 2011.

Income Tax Expense

The Company has a net operating loss carry-forward for tax purposes and therefore there was no income tax expense for the three months ended March 31, 2012 or during the same period in 2011. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of March 31, 2012, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance on its net deferred tax assets. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represent the largest component of earning assets at 58.6% of total earning assets as of March 31, 2012. Gross loans totaled $218,526,000 as of March 31, 2012, a decline of $8,276,000, or 3.7%, from gross loans of $226,802,000 as of December 31, 2011. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 61.7% of the loan portfolio as of March 31, 2012, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority being in the Company’s local market area.

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

Allowance for Loan Losses

The allowance for loan losses at March 31, 2012 was $6,426,000, or 2.94% of gross loans outstanding, compared to $6,747,000 or 2.97% of gross loans outstanding at December 31, 2011. The net decrease of .03% in the allowance was primarily a result of reduced specific allowances on impaired loans. The allowance at March 31, 2012 includes an allocation of $2,013,000 related to specifically identified impaired loans compared to $2,168,000 at December 31, 2011.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, historical loan losses and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Despite efforts to provide accurate estimates. actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required which would adversely affect the Company’s results of operations and financial condition.

At March 31, 2012, the Company had $15,320,000 in non-performing assets, comprised of non-accruing loans of $8,913,000 and $6,407,000 in OREO. This compares to $10,449,000 in non-accruing loans and $6,469,000 in OREO at December 31, 2011. Non-performing loans consisted of $8,013,000 in real estate loans and $752,000 in commercial loans at March 31, 2012. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first three months of 2012 and 2011 were approximately $321,000 and $109,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 72.1% and 64.6% as of March 31, 2012 and December 31, 2011, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $10,656,000 and $12,050,000 at March 31, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $5,633,000 and $6,975,000 at March 31, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to other assets.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $22,909,000, or 10.5% of total loans outstanding at March 31, 2012 compared to $24,314,000, or 10.7% of totals loans outstanding at December 31, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of March 31, 2012, investment securities totaled $128,807,000 or 35.5% of total earning assets. Investment securities decreased $1,051,000, or 0.8%, from $129,857,000 as of December 31, 2011, due to the call of one security totaling $140,000, the sale of securities totaling $20,662,000, and cash inflows from principal payments on mortgage backed securities, offset by the purchase of $19,982,000 in mortgage backed securities and $7,550,000 in U.S. government and other agency obligations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $21,263,000 at March 31, 2012, compared to $6,863,000 at December 31, 2011, an increase of $14,400,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased to $293,756,000 as of March 31, 2012 compared to $281,701,000 as of December 31, 2011. An increase of $1,594,000 in retail and wholesale certificates of deposit and $10,837,000 in savings and NOW accounts was partially offset by a decrease of $378,000 in demand deposits. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by approximately $7,276,000 in the three months ended March 31, 2012. This was primarily due to large municipal accounts that seasonally increase due to taxes.

At March 31, 2012 and December 31, 2011, interest bearing deposits comprised 87.8% and 87.1% of total deposits, respectively. Included in the interest bearing total were brokered deposits of $3,172,000, or 1.1%, and $3,245,000, or 1.2%, of total deposits at March 31, 2012 and December 31, 2011, respectively. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At March 31, 2012, total borrowings were $69,341,000, compared with $75,341,000 as of December 31, 2011. There were no federal funds purchased at March 31, 2012. There was $2,516,000 federal funds purchased at December 31, 2011. At March 31, 2012 and December 31, 2011, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta totaled $43,000,000 and $49,000,000 as of March 31, 2012 and December 31, 2011, respectively. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.25% and 3.23% as of March 31, 2012 and December 31, 2011, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.39 years and 2.44 years as of March 31, 2012 and December 31, 2011, respectively.

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

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guaranty the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Both of these products are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At March 31, 2012 and December 31, 2011, the Company’s commitments to extend credit totaled $29,394,000 and $26,472,000, respectively.

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first three months of 2012, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2012, core deposits totaled approximately $231,774,000, or 78.9%, of the Company’s total deposits, compared to approximately $224,499,000, or 79.7%, of the Company’s total deposits as of December 31, 2011.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At March 31, 2012, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively. Approximately $12,000,000 and $9,484,000 was available for use as of March 31, 2012 and December 31, 2011, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $43,000,000 and $49,000,000 at March 31, 2012 and December 31, 2011, respectively. Unused available FHLB borrowings totaled approximately $52,630,000 and $47,450,000 at March 31, 2012 and December 31, 2011, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for approximately $19,300,000 in unused available credit as of March 31, 2012.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 27.8% to 28.3% from December 31, 2011 to March 31, 2012.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes.

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2012. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Holding Company

Greer Bancshares Incorporated, the parent holding company (referred to as the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Company’s banking subsidiary. However, the Company has not received dividends from the banking subsidiary since August 2010. Subsequently, the Company funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company also received funds from the sale of a parcel of land for $590,000 before selling costs which had been held for future expansion. The Company had approximately $155,000 in cash remaining as of March 31, 2012 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of March 31, 2012 the Company has failed to pay five such dividends and expects that the May 15, 2012 payment will also not be paid. As of March 31, 2012 there was $680,813 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends.

Dividends

Under South Carolina banking law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions (the “S.C. Bank Board”) provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Otherwise, the Bank must obtain approval from the S.C. Bank Board prior to the payment of any cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

The Bank’s ability to pay dividends is also restricted by the Consent Order entered into by the Bank with the FDIC and the S.C. Bank Board on March 1, 2011. The Consent Order is discussed under “- Consent Order” below. Pursuant to the Consent Order, the Bank may not pay any dividends to the Company without the prior written approval of the FDIC and the S.C. Bank Board.

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

It is currently anticipated that neither the Company nor the Bank will pay any dividends until a substantial improvement in earnings has been achieved.

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

Pursuant to the Written Agreement, the Company is required to:

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

•	within 60 days of July 7, 2011, submit to the FRB a written statement of planned sources and uses of cash (which the Company has timely submitted);

•	comply with notice provisions of laws and regulations regarding the appointment of any new directors or senior executive officers;

•	comply with certain banking laws and regulations restricting indemnification of and severance payments to executives and employees; and

•	submit quarterly progress reports to the FRB.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of March 31, 2012, the Company was compliant with all of the Written Agreement requirements or timelines with the exception of the Bank’s Consent Order stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011.

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

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order may be attained through the reduction of total assets. Our plan involves principal pay downs in the loan and investment portfolios, combined with limiting lending activity, and increases in core deposits to pay off brokered certificates of deposit and Federal Home Loan Bank advances as they mature. Management is uncertain as to whether this strategy to shrink the balance sheet will be successful in the longer term, and the Bank did not meet the Tier 1 capital ratio set forth in the Consent Order as of August 1, 2011. However, management will continue its efforts for future compliance. Success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future. In the absence of the plan’s success, the Company may have to seek equity investment at highly diluted prices, sell branches or other assets or seek other strategic solutions.

As of March 31, 2012, the Bank was compliant with all of the Consent Order requirements or timelines with the exception of the stipulation that the Tier One Leverage Capital Ratio be at least 8% by August 1, 2011. Despite being unable to raise Tier One Capital to 8%, the Bank has been able to maintain Tier One Leverage at the “well-capitalized” level (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) as of March 31, 2012, by continuing to reduce the Bank’s total assets. Tier One Capital Ratio was 7.66% and Total Risk Based Capital Ratio was 12.88% as of March 31, 2012.

Regulatory Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. Tier 1 capital of the Company consists of equity minus unrealized gains plus unrealized losses on securities available for sale and less a disallowed portion of our deferred tax assets. In addition to Tier 1 capital requirements, Tier 2 capital consists of the allowance for loan losses subject to certain limitations. A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital. The holding company and banking subsidiary are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio. Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement, which is 4%. All others are subject to maintaining ratios 100 to 200 basis points above the minimum requirement.

The Bank exceeded minimum regulatory capital requirements at March 31, 2012 and December 31, 2011 as set forth in the following table. With respect to the requirements of the Consent Order, as disclosed above, the Bank at March 31, 2012 and December 31, 2011 would have met the total risk-based capital ratio requirement but would not have met the leverage ratio requirement:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total risk-based capital (to risk-weighted assets)	$32,676	12.88%	$20,297	8.0%	$25,371	10.0%
Tier 1 capital (to risk-weighted assets)	$29,455	11.61%	$10,149	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$29,455	7.66%	$15,387	4.0%	$30,774	8.0%

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital (to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

The Holding Company is also subject to certain capital requirements. At March 31, 2012, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 10.34%, 6.83% and 13.08%, respectively. At December 31, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 9.16%, 6.13% and 12.04%, respectively.

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2012. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

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

GREER BANCSHARES INCORPORATED

Dated: May 14, 2012	/s/ R. Dennis Hennett
R. Dennis Hennett
President and Chief Executive Officer

Dated: May 14, 2012	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability