Form 10-Q
period 2012-06-30
GREER BANCSHARES INC
filed 2012-08-14
CIK 1145547

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number:  000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina	57-1126200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1111 W. Poinsett Street, Greer, South Carolina	29650
(Address of principal executive offices)	(Zip Code)

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

Yes [X ]

No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [   ]

           Accelerated filer [   ]

 Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]

No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

Assets	June 30, 2012	December 31, 2011*

Cash and due from banks	$6,823	$4,698
Interest bearing deposits in banks	5,684	1,783
Federal funds sold	1,067	382
Cash and cash equivalents	13,574	6,863
Investment securities:
Available for sale	142,148	129,857
Loans, net of allowance for loan losses of $6,315 and $6,747, respectively	197,094	220,055
Loans held for sale	646	—
Premises and equipment, net	4,794	4,929
Accrued interest receivable	1,555	1,522
Restricted stock	2,853	3,896
Other real estate owned	6,753	6,469
Other assets	8,131	9,920

Total Assets	$377,548	$383,511

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$38,687	$36,951
Interest bearing	243,219	244,750
Total deposits	281,906	281,701
Short term borrowings	—	2,516
Long term borrowings	69,341	75,341
Other liabilities	4,924	5,315

Total Liabilities	356,171	364,873

Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at June 30, 2012 and December 31, 2011	9,766	9,699
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2012 and December 31, 2011	526	535
Common stock--par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2012 and December 31, 2011	12,433	12,433
Additional paid in capital	3,744	3,720
Accumulated deficit	(6,361)	(9,453)
Accumulated other comprehensive income	1,269	1,704

Total Stockholders’ Equity	21,377	18,638

Total Liabilities and Stockholders’ Equity	$377,548	$383,511

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income/(Loss)

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
Interest Income:	6/30/12	6/30/11	6/30/12	6/30/11
Loans	$2,784	$3,304	$5,797	$6,787
Investment securities:
Taxable	744	822	1,334	1,541
Exempt from federal income tax	157	296	420	597
Federal funds sold	2	14	7	27
Other	4	3	5	4
Total interest income	3,691	4,439	7,563	8,956

Interest Expense:
Interest on deposit accounts	542	950	1,113	2,012
Interest on short term borrowings	—	—	1	—
Interest on long term borrowings	567	730	1,159	1,487
Total interest expense	1,109	1,680	2,273	3,499
Net interest income	2,582	2,759	5,290	5,457
Provision for loan losses	—	1,995	—	2,095
Net interest income after provision for loan losses	2,582	764	5,290	3,362

Non-interest income:
Customer service fees	168	187	350	365
Gain on sale of investment securities	611	184	1,912	185
Other noninterest income	457	501	864	952
Total noninterest income	1,236	872	3,126	1,502

Non-interest expenses:
Salaries and employee benefits	1,289	1,295	2,606	2,632
Occupancy and equipment	169	174	347	342
Postage and supplies	59	63	102	116
Marketing	8	17	13	44
Directors fees	20	24	41	47
Professional fees	122	222	273	379
FDIC deposit insurance assessments	210	329	426	522
Other real estate owned and foreclosure	198	920	492	1,888
Federal Home Loan Bank (“FHLB”) Prepayment penalty	—	—	141	—
Other	358	334	735	675
Total noninterest expenses	2,433	3,378	5,176	6,645

Income/(loss) before income taxes	1,385	(1,742)	3,240	(1,781)

Provision for income taxes:	90	—	90	—
Net income/(loss)	1,295	(1,742)	3,150	(1,781)

Preferred stock dividends and net discount accretion	(176)	(161)	(364)	(325)

Net income/(loss) available to common shareholders	$1,119	$(1,903)	$2,786	$(2,106)

Basic net income/(loss) per share of common stock	$.45	$(.77)	$1.12	$(.85)
Diluted net income/(loss) per share of common stock	$.45	$(.77)	$1.12	$(.85)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	6/30/12	6/30/11	6/30/12	6/30/11

Net income/(loss)	$1,295	$(1,742)	$3,150	$(1,781)

Other comprehensive income, net of tax:
Unrealized holding gain on available for sale investment securities arising during the period, net of tax expense of $309 and $578, respectively for the three month period ended June 30 and $426 and $704, respectively for the six month period ended June 30	599	1,122	827	1,367
Less reclassification adjustments for gains included in net income/(loss), net of taxes of $208 and $59, respectively for the three month period ended June 30 and $650 and $59, respectively for the six month period ended June 30	(403)	(114)	(1,262)	(115)
Other comprehensive income/(loss)	196	1,008	(435)	1,252

Comprehensive income/(loss)	$1,491	$(734)	$2,715	$(529)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statement of Changes in Stockholders’ Equity

for the Six Months Ended June 30, 2012

(Unaudited)

(Dollars in thousands, except per share data)

	Preferred stock			Additional		Accumulated Other	Total
	Series 2009-SP	Series 2009-WP	Common Stock	Paid In capital	Accumulated Deficit	Comprehensive Income	Stockholders Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	3,150	—	3,150
Other comprehensive loss, net of tax	—	—	—	—	—	(435)	(435)
Amortization of premium and discount on
preferred stock	67	(9)	—	—	(58)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	24	—	—	24

Balances at June 30, 2012	$9,766	$526	$12,433	$3,744	$(6,361)	$1,269	$21,377

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	6/30/12	6/30/11
Operating activities
Net income/(loss)	$3,150	$(1,781)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	180	189
Amortization of premiums on mortgage-backed securities	827	684
Gain on sale/call of investment securities	(1,912)	(185)
Loss on sale of other real estate owned	47	4
Impairment loss on other real estate owned	178	1,322
Loss on disposition of equipment	(11)	—
Provision for loan losses	—	2,095
Origination of loans held for sale	(11,047)	(7,300)
Proceeds from sales of loans held for sale	10,472	8,189
Gain on sale of loans held for sale	(71)	(60)
Decrease in prepaid FDIC deposit insurance	414	504
Stock based compensation	24	41
Increase in cash surrender value of life insurance	(136)	(142)
Net change in:
Accrued interest receivable	(33)	77
Other assets	1,511	1,354
Accrued interest payable	28	(139)
Other liabilities	(419)	468

Net cash provided by operating activities	3,202	5,320

Investing activities
Activity in available-for-sale securities:
Sales	51,377	6,012
Maturities, payments and calls	19,451	10,776
Purchases	(82,469)	(14,375)
Net decrease in loans	21,699	21,934
Proceeds from redemption of FHLB stock	1,043	421
Proceeds from sale of other real estate owned	753	2,554
Purchase of premises and equipment	(34)	(31)

Net cash provided by investing activities	11,820	27,291

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	6/30/12	6/30/11

Financing activities
Net increase/(decrease) in deposits	$205	$(17,614)
Repayment of notes payable to FHLB	(6,000)	(19,000)
Net decrease in short term borrowings	(2,516)	—

Net cash used from financing activities	(8,311)	(36,614)

Net increase/(decrease) in cash and cash equivalents	6,711	(4,003)
Cash and equivalents, beginning of period	6,863	27,966
Cash and equivalents, end of period	13,574	$23,963
Cash paid for:
Income taxes	$90	$—
Interest	$2,245	$3,638

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$1,262	$2,846
Loans to facilitate sale of other real estate owned	$—	$217
Unrealized gains/(losses) on available for sale investment securities, net of tax	$(435)	$1,252
Preferred stock dividends declared not paid	$—	$—

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

Certain captions and amounts in the prior financial statements were reclassified to conform with the 2012 presentation.  Such reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 2 –Net Income/Loss per Common Share

Basic and diluted income/loss per common share is computed by dividing net income/loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented.  The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and six months ended June 30, 2012 and June 30, 2011.  Anti-dilutive options totaling 237,844 and 255,421 have been excluded from the income/loss per share calculation for the three and six months ended June 30, 2012 and June 30, 2011, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized.  In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies.  Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance on the net deferred tax assets outstanding at June 30, 2012. The Company has a net operating loss carry-forward for federal tax purposes and therefore no current federal income tax expense.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP.  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, impaired loans where an allowance is established or a charge-off is made require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2012
Available for sale securities:
US government and other agency obligations	$17,612	$-	$17,612	$-
Mortgage-backed securities	94,281	-	94,281	-
Municipal securities	29,945	-	29,945	-
Collateralized debt obligation	310	-	-	310
Total available for sale securities	$142,148	$-	$141,838	$310

December 31, 2011
Available for sale securities:
Mortgage-backed securities	$91,209	$-	$91,209	$-
Municipal securities	38,338	-	38,338	-
Collateralized debt obligation	310	-	-	310
Total available for sale securities	$129,857	$-	$129,547	$310

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

The Company owns a collateralized debt obligation which it would sell prior to fully recovering any unrealized loss.  The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States.  This security was valued considering multiple stress scenarios using a loss severity of 90% and additional collateral defaults rates from 4% to 17%. The bank calculated the present value of the future cash flows from these scenarios using 10% as a discount rate and 9% as the collateral default rate. The difference in the present value and the carrying value of the security would be other than temporary impairment (“OTTI”), if any.  The security is currently carried at an estimated fair value of approximately $310,000 at June 30, 2012.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the six months ended June 30, 2012 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2011	$310
Total unrealized income/(loss) included in other comprehensive income	—
Transfers in and/or out of level 3	—
Fair value, June 30, 2012	$310

There were no Level 3 liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2012 and June 30, 2011.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	6/30/2012	Level 1	Level 2	Level 3
Impaired loans	$5,309	$ -	$ -	$5,309
OREO	6,753	-	-	6,753

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$6,973	$ -	$ -	$6,973
OREO	6,469	-	-	6,469

The Bank had impaired loans with outstanding balances of  $10,783,000 and $14,983,000 at June 30, 2012 and December 31, 2011, respectively. Impaired loans with either charge-offs or specific reserves totaled $9,710,000 (Gross of charge-off) at June 30, 2012. Of this amount $2,586,000 has been charged-off and $1,815,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $12,158,000 (Gross of charge-off) at December 31, 2011. Of this amount $3,017,000 had been charged-off and $2,168,000 had been specifically reserved.

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

(Dollars in thousands)

	June 30, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$13,574	$13,574	$-	$-
Investment securities	142,148	-	141,838	310
Loans - net	197,094	-	188,010	5,309
Loans held for sale	646	-	655	-
Restricted stock	2,853	-	2,853	-
Accrued interest receivable	1,555	-	1,555	-
Bank owned life insurance	7,410	-	7,410	-

Financial liabilities
Deposits	$281,906	$-	$282,225	$-
Repurchase agreements	15,000	-	16,605	-
Notes payable to FHLB	43,000	-	45,569	-
Junior subordinated debentures	11,341	-	11,331	-
Accrued interest payable	1,155	-	1,155	-

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$6,863	$6,863
Investment securities	129,857	129,857
Loans - net	220,055	216,014
Restricted stock	3,896	3,896
Accrued interest receivable	1,522	1,522
Bank owned life insurance	7,274	7,274

Financial liabilities
Deposits	$281,701	$282,248
Federal funds purchased	2,516	2,516
Repurchase agreements	5,000	16,532
Notes payable to FHLB	49,000	51,843
Junior subordinated debentures	11,341	11,341
Accrued interest payable	976	976

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$17,442	$170	$-	$17,612
Mortgage-backed securities	93,256	1,097	72	94,281
Municipal securities	29,217	852	124	29,945
Collateralized debt obligation	310	-	-	310
	$140,225	$2,119	$196	$142,148

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$90,366	$1,074	$231	$91,209
Municipal securities	36,599	1,796	57	38,338
Collateralized debt obligation	310	-	-	310
	$127,275	$2,870	$288	$129,857

The amortized cost and estimated fair value of investment securities at June 30, 2012 by contractual maturity for debt securities are shown below.  Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$100	$102
Over 1 year through 5 years	1,144	1,153
After 5 years through 10 years	5,200	5,392
Over 10 years	40,525	41,220
	46,969	47,867
Mortgage backed securities	93,256	94,281
Total	$140,225	$142,148

Investment securities with an aggregate book value of approximately $62,710,000 and $60,125,000 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at June 30, 2012 and December 31, 2011 is shown below:

(Dollars in thousands)

	Impairment		Impairment
	Less Than Twelve Months		Over Twelve Months
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$2,890	$-	$-	$-
Mortgage backed securities	14,672	72	-	-
Municipal securities	8,044	124	-	-
Total	$25,606	$196	$-	$-

	Impairment		Impairment
	Less Than Twelve Months		Over Twelve Months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Mortgage backed securities	$27,135	$231	$-	$-
Municipal securities	4,920	57	-	-
Total	$32,055	$288	$-	$-

Management believes all of the unrealized losses as of June 30, 2012 and December 31, 2011 are temporary and as a result of temporary changes in the market.  Eleven municipal securities and four mortgage-backed securities had unrealized losses at June 30, 2012 while at December 31, 2011, eight were municipals and eight were mortgage-backed securities.  The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer.  The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The following table presents more detail on the collateralized debt obligation as of June 30, 2012 with an original par value of approximately $1,087,000.  These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)
		Current				Present Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$310	$-	$ 310

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the six months ended June 30 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	2012	2011
Gross realized gains	$1,912	$185
Gross realized losses	—	—
Net gain on sale of securities	$1,912	$185

Call/Sale proceeds	$56,726	$6,012

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 6 –Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)

	June 30, 2012	December 31, 2011
Commercial and industrial:
Commercial	$31,572	$39,301
Leases & other	-	70
Total commercial and industrial:	31,572	39,371

Commercial real estate:
Construction/land	28,354	31,514
Commercial mortgages - owner occupied	33,523	38,921
Other commercial mortgages	54,381	58,771
Total commercial real estate	116,258	129,206

Consumer real estate:
1-4 residential	31,771	31,699
Home equity loans and lines of credit	20,245	22,385
Total consumer real estate	52,016	54,084

Consumer installment:	3,563	4,141
Total loans	203,409	226,802
Allowance for loan losses	(6,315)	(6,747)

Net loans	$197,094	$220,055

The table above includes net deferred loan fees that totaled $35,000 and $48,000 at June 30, 2012 and December 31, 2011, respectively. Loans totaling approximately $79,232,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans.  These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy compared with non-commercial real estate loans, generally.  Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria.

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

Non-accrual loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands) Commercial and industrial:	June 30, 2012	December 31, 2011
Commercial	$403	$1,297
Leases & Other	-	-
Commercial real estate:
Construction/land	2,295	3,453
Commercial mortgages - owner occupied	1,826	2,788
Other commercial mortgages	1,641	2,009
Consumer real estate:
1-4 residential	414	389
Home equity loans and lines of credit	164	381
Consumer installment:
Consumer installment	83	132
Total	$6,826	$10,449

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $265,000  and $507,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. No interest income was recorded on non-accrual loans for the six months ended June 30, 2012 and June 30, 2011, respectively.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Past due loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)

June 30, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$222	$395	$617	$30,955	$31,572	$—
Leases & other	—	—	—	—	—	—
Commercial real estate:
Construction/land	—	1,733	1,733	26,621	28,354	—
Commercial mortgages - owner occupied	142	—	142	33,381	33,523	—
Other commercial mortgages	806	216	1,022	53,359	54,381	—
Consumer real estate:
1-4 residential	1,028	414	1,442	30,329	31,771	—
Home equity loans and lines of credit	134	123	257	19,988	20,245	—
Consumer installment:
Consumer installment	10	82	92	3,471	3,563	—

Total	$2,342	$2,963	$5,305	$198,104	$203,409	$—

December 31, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$2,478	$1,271	$3,749	$35,552	$39,301	$—
Leases & other	—	—	—	70	70	—
Commercial real estate:
Construction/land	—	1,905	1,905	29,609	31,514	—
Commercial mortgages - owner occupied	324	779	1,103	37,818	38,921	—
Other commercial mortgages	423	489	912	57,859	58,771	—
Consumer real estate:
1-4 residential	1,772	122	1,894	29,805	31,699	—
Home equity loans and lines of credit	354	258	612	21,773	22,385	—
Consumer installment:
Consumer installment	60	132	192	3,949	4,141	—

Total	$5,411	$4,956	$10,367	$216,435	$226,802	$—

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

GREER BANCSHARES INCORPORATED

            Notes to Consolidated Financial Statements

Impaired loans, segregated by class of loans, as of June 30, 2012 and December 31, 2011, were as follows:

 (Dollars in thousands)

June 30, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$5,398	$2,846	$526	$3,372	$314
Leases & other	-	-	-	-	-
Commercial real estate:
Construction/land	3,335	756	2,496	3,252	896
Commercial mortgages – owner occupied	1,061	352	709	1,061	197
Other commercial mortgages	3,411	1,239	1,695	2,934	408
Consumer real estate:
1-4 residential	124	124	-	124	-
Home equity loans and lines of credit	-	-	-	-	-
Consumer installment	40	40	-	40	-
Total	$13,369	$5,357	$5,426	$10,783	$1,815

December 31, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$7,356	$1,199	$3,727	$4,926	$841
Leases & other	-	-	-	-	-
Commercial real estate:
Construction/land	4,202	1,753	2,340	4,093	798
Commercial mortgages – owner occupied	1,943	1,281	662	1,943	212
Other commercial mortgages	4,275	2,145	1,653	3,798	317
Consumer real estate:
1-4 residential	125	125	-	125	-
Home equity loans and lines of credit	-	-	-	-	-
Consumer installment	98	98	-	98	-
Total	$17,999	$6,601	$8,382	$14,983	$2,168

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 6-30-12	Average Recorded Investment for six months ended 6-30-12	Gross Interest Income for three months ended 6-30-12	Gross Income Income for six months ended 6-30-12
Commercial and industrial:
Commercial	$3,607	$3,726	$16	$29
Commercial real estate:
Construction/land	3,320	3,356	35	71
Commercial mortgages owner occupied	1,324	1,609	8	16
Commercial mortgages - other	3,084	3,341	33	62
Consumer real estate:
1-4 residential	211	211	3	6
Consumer Installment	62	80	1	3
Total	$11,608	$12,323	$96	$187

	Average Recorded Investment for three months ended 6-30-11	Average Recorded Investment for six months ended 6-30-11	Gross Interest Income for three months ended 6-30-11	Gross Interest Income for six months ended 6-30-11
Commercial and industrial:
Commercial	$3,630	$3,608	$30	$84
Commercial real estate:
Construction/land	4,446	6,119	1	13
Commercial mortgages owner occupied	3,994	3,620	18	26
Commercial mortgages - other	3,093	3,303	16	31
Total	$15,163	$16,650	$65	$154

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

Management utilizes a risk rating matrix to assign a risk rating to each of its loans.  Loans are rated on a scale of 1-7.  A description of the general characteristics of the 7 risk ratings is as follows:

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

•

Risk rating 6 (Substandard) - This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance,  well-defined weakness in management, profitability or liquidity, limited repayment sources and declining individual or guarantor support.  There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of June 30, 2012 and December 31, 2011.

 (Dollars in thousands)

June 30, 2012	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$9,667	$13,392	$1,335	$7,178	$31,572
Leases & other	-	-	-	-	-
Commercial real estate:
Construction/land	8,216	10,465	857	8,816	28,354
Commercial mortgages - owner occupied	17,253	11,393	1,866	3,011	33,523
Other commercial mortgages	13,890	28,804	3,817	7,870	54,381
Consumer real estate:
1-4 residential	21,118	4,196	4,280	2,177	31,771
Home equity loans and lines of credit	16,918	2,111	450	766	20,245
Consumer installment:
Consumer installment	3,141	68	171	183	3,563
Total	$90,203	$70,429	$12,776	$30,001	$203,409

December 31, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$10,817	$17,410	$2,371	$8,703	$39,301
Leases & other	70	-	-	-	70
Commercial real estate:
Construction/land	8,412	10,233	2,346	10,523	31,514
Commercial mortgages - owner occupied	20,280	9,654	4,370	4,617	38,921
Other commercial mortgages	16,259	31,263	3,559	7,690	58,771
Consumer real estate:
1-4 residential	21,983	5,007	2,627	2,082	31,699
Home equity loans and lines of credit	18,762	2,352	484	787	22,385
Consumer installment:
Consumer installment	3,507	35	238	361	4,141
Total	$100,090	$75,954	$15,995	$34,763	$226,802

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off, adjusted for various qualitative factors.  The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on an average twelve quarter history of actual charge-offs experienced within the loan pools.  An adjusted historical valuation allowance is established for each pool of similar loans based upon the product of the adjusted historical loss ratio and the total dollar amount of the loans in the pool.  The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the six months ended June 30, 2012 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Jun 30, 2012
Commercial and industrial:	$1,906	$(136)	$-	$326	$28	$1,472
Commercial real estate:	4,562	(208)	-	42	10	4,322
Consumer real estate:	237	304	-	92	4	453
Consumer installment:	42	40	-	20	6	68
Total	$6,747	$-	$-	$480	$48	$6,315

The change in the allowance for loan losses for the six months ended June 30, 2011 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2010	Re-Allocation	Provision	Charge-offs	Recoveries	Jun 30, 2011
Commercial and industrial:	$1,998	$(203)	$587	$305	$169	$2,246
Commercial real estate:	5,185	228	1,124	2,179	92	4,450
Consumer real estate:	245	-	337	305	8	285
Consumer installment:	67	(25)	47	53	16	52
Total	$7,495	$-	$2,095	$2,842	$285	$7,033

The change in the allowance for loan losses for the three months ended June 30, 2012 is summarized as follows:

(Dollars in thousands)

	Mar 31, 2012	Re-Allocation	Provision	Charge-offs	Recoveries	Jun 30, 2012
Commercial and industrial:	$1,735	$(240)	$-	$48	$25	$1,472
Commercial real estate:	4,278	86	-	42	-	4,322
Consumer real estate:	289	194	-	30	-	453
Consumer installment:	124	(40)	-	19	3	68
Total	$6,426	$-	$-	$139	$28	$6,315

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the three months ended June 30, 2011 is summarized as follows:

(Dollars in thousands)

	Mar 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Jun 30, 2011
Commercial and industrial:	$1,756	$—	$587	$263	$166	$2,246
Commercial real estate:	5,396	25	1,100	2,126	55	4,450
Consumer real estate:	270	—	308	293	—	285
Consumer installment:	64	(25)	—	2	15	52
Total	$7,486	$—	$1,995	$2,684	$236	$7,033

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

(Dollars in thousands)

June 30, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$3,372	$7,246	$125	$40	$10,783
Loans collectively evaluated for impairment	28,200	109,012	51,891	3,523	192,626
Balance June 30, 2012	$31,572	$116,258	$52,016	$3,563	$203,409

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$314	$1,501	$-	$-	$1,815
Loans collectively evaluated for impairment	1,161	2,818	453	68	4,500
Balance June 30, 2012	$1,475	$4,319	$453	$68	$6,315

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$4,925	$9,835	$125	$98	$14,983
Loans collectively evaluated for impairment	34,446	119,371	53,959	4,043	211,819
Balance December 31, 2011	$39,371	$129,206	$54,084	$4,141	$226,802

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$841	$1,327	$-	$-	$2,168
Loans collectively evaluated for impairment	1,065	3,235	237	42	4,579
Balance December 31, 2011	$1,906	$4,562	$237	$42	$6,747

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $8,895,000 and $12,050,000 at June 30, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $4,064,000 and $6,975,000 at June 30, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Loans that were modified into TDRs for the three months ended June 30, 2012 are listed in the table below. Balances reflected are those immediately after modification.

(Dollars in thousands)

	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms Commercial and industrial	2	$ 98	$ 98

There were two TDRs for a total of $47,000 that were charged-off within twelve months of their modification date during the three months ended June 30, 2012. Excluding such charge-offs, there were no other TDRs in default within twelve months of their modification date during the three months ended June 30, 2012.

Loans that were modified into TDRs for the six months ended June 30, 2012 are listed in the table below. Balances reflected are those immediately after modification.

(Dollars in thousands)

	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms Commercial and industrial	4	$ 129	$ 129

There were two TDRs for a total of $47,000 that were charged-off within twelve months of their modification date during the six months ended June 30, 2012. Excluding such charge-offs, there were no other TDRs in default within twelve months of their modification date during the six months ended June 30, 2012.

Note 7 – Other Items

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

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000.  On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend.  The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors.  That right would continue until the Company pays all due but unpaid dividends. As of June 30, 2012, the Company has failed to pay six such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of June 30, 2012 there is $816,975 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

On May 3, 2012, Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties.  Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool.  By letter dated as of June 19, 2012, Treasury informed the Company that Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions.  Treasury has also indicated that a TARP recipient may, with regulatory approval, opt out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid.  TARP recipients have until August 6, 2012 to submit such a bid or request an extension of the bid deadline to October 9, 2012.  The Company has filed a request and was granted an extension of the bid deadline to October 9, 2012. However, the Company has not yet determined whether it will submit a bid or take no action and potentially allow its TARP securities to be included in a pool for auction. If the Company’s TARP preferred stock is sold by Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”)  with the FDIC and the South Carolina Board of Financial Institutions (“S.C. Bank Board”). The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order required the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status under the applicable banking regulations. As of June 30, 2012 the Bank’s Tier 1 capital ratio was 8.10%, its total risk-based capital ratio was 14.07%, and the Bank was compliant with all of the Consent Order requirements.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of June 30, 2012, the Company was compliant with all of the Written Agreement requirements.

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

Deferred Tax Asset –In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss (“NOL”) carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies.  Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company has recorded a full valuation allowance on the net deferred tax assets. It is possible that management may conclude in future periods that it may have the ability to generate income before income taxes at a sufficient level, which may allow the Company to reverse a portion, or all of the valuation allowance.

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

Other Real Estate Owned - The Company values OREO that is acquired in settlement of loans at the net realizable value at the time of foreclosure.  Management obtains updated appraisals on such properties as necessary, and reduces those values for estimated selling costs.  While management uses the best information available at the time of the preparation of the financial statements in valuing the OREO, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 as well as results for the six months ended June 30, 2012 and June 30, 2011.  You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report.  Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net income of $1,119,000 available to common shareholders, or $.45 per diluted common share, for the quarter ended June 30, 2012, compared to consolidated net loss of $1,903,000, or ($.77) per diluted common share, for the quarter ended June 30, 2011.  The results for the second quarter of 2012 were positively impacted by the gain on sale of securities of $611,000. For the six months ended June 30, 2012, the Company reported consolidated net income of $2,786,000 attributed to common shareholders, or $1.12 per diluted common share, compared to a consolidated net loss attributed to common shareholders of $2,106,000 or $(.85) per diluted common share for the six months ended June 30, 2011.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2012 was $3,691,000, compared to $4,439,000 for the quarter ended June 30, 2011, a decrease of $748,000, or 16.9%.  Total interest income for the six months ended June 30, 2012 was $7,563,000, compared to $8,956,000 for the six months ended June 30, 2011, a decrease of $1,393,000, or 15.6%. Interest and fees on loans is the largest component of total interest income and decreased $520,000, or 15.7% to $2,784,000 for the quarter ended June 30, 2012, compared to $3,304,000 for the quarter ended June 30, 2011 and to $5,797,000 for the six months ended June 30, 2012 compared to $6,787,000 for the six months ended June 30, 2011. The decrease in interest and fees on loans was primarily the result of reductions of $43,034,000 in average loan balances for the three months ended June 30, 2012, compared to the same period in 2011 and a reduction of $42,105,000 in average loan balances for the six months ended June 30, 2012 compared to the same period in 2011. The Company has intentionally decreased the loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.43% and 5.28% for the quarter ended June 30, 2012 and June 30, 2011, respectively, and 5.43% and 5.34% for the six months ended June 30, 2012 and 2011, respectively. The loan portfolio yield for the three and six month periods ended June 30, 2011 was adversely affected by non-accrual loans which comprised a larger percentage of the loan portfolio as compared to the percentage in the current year periods.

Interest income on investment securities decreased by $217,000 in the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.  The decrease was due to a decrease in the tax equivalent investment yields from 3.74% to 2.78%  offset by an increase in the average balance of investments from $135,861,000 to $141,041,000 for the three month periods ended June 30, 2011 and June 30, 2012, respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the bank intentionally selling securities to recognize gains.

Interest income on investment securities decreased by $384,000 in the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.  The decrease was due primarily to a decrease in investment yields from 3.60% to 2.90% for the six month periods ended June 30, 2012 and June 30, 2011, respectively, offset slightly by an increase in the average balance of investments from $135,916,000 to $136,013,000 for the periods ended June 30, 2012 and June 30, 2011,  respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the bank intentionally selling securities to recognize gains.

The Company’s total interest expense declined for the three months ended June 30, 2012 by $571,000 or 34.0% compared to the same period in 2011.  The largest component of the Company’s interest expense is interest expense on deposits.  Deposit interest expense declined due to rate decreases from 1.38% to 0.87% for the three month periods ended June 30, 2011 and June 30, 2012, respectively, and a reduction of average interest bearing deposits of $26,969,000.

The Company’s total interest expense declined for the six months ended June 30, 2012 by $1,226,000 or 35.0% compared to the same period in 2011.  Deposit interest expense declined due to rate decreases from 1.44% to .89% for the six month periods ended June 30, 2011 and June 30, 2012, respectively, and a decrease in average interest bearing deposits of $31,454,000.

Interest on long term borrowings declined $163,000, or 22.3% and $328,000 , or 22.1%  for the three and six month periods ended June 30, 2012 compared to the same periods in 2011.  The decline in long term interest expense was the result of decreases in average long term borrowings outstanding more than offsetting the increase in average yields on long term borrowings for the three and six months ended June 30, 2012 compared to the same periods in 2011.  Average long term borrowings outstanding declined by $29,661,000 for the quarter ended June 30, 2012 compared to the same period in 2011. Average long term borrowings outstanding declined by $29,815,000 for the six months ended June 30, 2012 compared to the same period in 2011. Average rates on long term borrowings increased to 3.29% from 2.96% for the three months ended June 30, 2012 compared to the same period in 2011. Average rates on long term borrowings increased to 3.25% from 2.96% for the six months ended June 30, 2012 compared to the same period in 2011. The rate increases for the three and six month periods ended June 30, 2012 compared to June 30, 2011 was the result of the elimination of lower rate borrowings due to the maturity of the borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses decreased $177,000, or 6.4%, for the quarter ended June 30, 2012, compared to the same period in 2011. Net interest income before provision for loan losses decreased $167,000, or 3.1%, for the six months ended June 30, 2012, compared to the same period in 2011.

 The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income.  The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity.  Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time.  Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings  as interest rates fall. The Company’s balance sheet was liability sensitive in the up to twelve months gap analysis as of June 30, 2012.  Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability.  Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

There was no provision for loan losses during the quarter ended June 30, 2012 compared to $1,995,000, for the same period in 2011. There was no provision for loan losses during the six months ended June 30, 2012 compared to $2,095,000, for the same period in 2011. While the credit market has not improved greatly since the second quarter of 2011, it does not appear to be deteriorating compared to the prior year. The amount of provision is based on the results of the loan loss model. Due to improved bank metrics and a reduction in the loan portfolio size, the model did not require a provision for the quarter ended June 30, 2012.   Non-performing assets have decreased from $22.2 million for the quarter ended June 30, 2011 to $13.6 million for the quarter ended June 30, 2012. In addition, we have seen a significant decline in past due loans since December 31, 2011. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $364,000 for the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  The increase is primarily due to an increase of $427,000 in gains on sale of investment securities which were sold to recognize the gain. Noninterest income increased $1,624,000 for the six months ended June 30, 2012 compared to the same period in 2011. The increase is primarily due to an increase of $1,727,000 in gains on sale of investment securities which were sold to recognize the gain.

Noninterest Expenses

Total noninterest expenses decreased $945,000, or 28.0%, for the quarter ended June 30, 2012, to $2,433,000 compared to $3,378,000 for the quarter ended June 30, 2011.  The primary cause of decreased noninterest expense for the three months ended June 30, 2012 relates to a decrease in other real estate owned and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased $6,000 for the three months ended June 30, 2012 compared to the same period in 2011.  This is due to the reduction in certain employee benefit expenses including stock option expense. Professional expenses, director’s fees, postage and supplies and marketing expenses have all declined as the result of continued budget control. Other real estate owned and foreclosure expenses decreased $722,000 primarily as a result of reduced valuation adjustments. The prior year period had $665,000 in valuation adjustments compared to $67,000 in the current period.

Total noninterest expenses decreased $1,469,000, or 22.1%, for the six months ended June 30, 2012, to $5,176,000 compared to $6,645,000 for the six months ended June 30, 2011.  The primary cause of decreased noninterest expense for the six months ended June 30, 2012 relates to a decrease in other real estate owned and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased $26,000 for the six months ended June 30, 2012 compared to the same period in 2011.  This is due to the reduction in certain employee benefit expenses including stock option expense. Professional expenses, director’s fees, postage and supplies and marketing expenses have all declined as the result of continued budget control. Other real estate owned and foreclosure expenses decreased $1,396,000 primarily as a result of reduced valuation adjustments. The prior year period had $1,321,000 in valuation adjustments compared to $178,000 in the current period. There was a $141,000 Federal Home Loan bank prepayment penalty in the six months ended June 30, 2012 that was incurred as part of a security sale and balance sheet restructuring transaction. There was no similar prepayment penalty in the six months ended June 30, 2011.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes and therefore there was no federal income tax expense for the three and six months ended June 30, 2012 or during the same period in 2011. The Bank, however, does have state tax expense in the three and six months ended June 30, 2012 due to net income at the bank level. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality.  As of June 30, 2012, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance on its net deferred tax assets.  The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance.  Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represented the largest component of earning assets at 55.9% of total earning assets as of June 30, 2012.  Gross loans totaled $203,409,000 as of June 30, 2012, a decline of $23,393,000, or 10.3%, from gross loans of $226,802,000 as of December 31, 2011.  As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements.  Adjustable rate loans totaled 62.7% of the loan portfolio as of June 30, 2012, which allows the Company to be in a favorable position as interest rates rise.  The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans.  Substantially all of these loans are to borrowers located in South Carolina, with the majority being in the Company’s local market area.

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

Allowance for Loan Losses

The allowance for loan losses at June 30, 2012 was $6,315,000, or 3.10% of gross loans outstanding, compared to $6,747,000 or 2.97% of gross loans outstanding at December 31, 2011.  The net increase of .13% in the allowance ratio was primarily a result of reduced loan portfolio balances. The allowance at June 30, 2012 includes an allocation of $1,815,000 related to specifically identified impaired loans compared to $2,168,000 at December 31, 2011.

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

At June 30, 2012, the Company had $13,579,000 in non-performing assets, comprised of non-accruing loans of $6,826,000 and $6,753,000 in OREO.  This compares to $10,449,000 in non-accruing loans and $6,469,000 in OREO at December 31, 2011.  Non-performing loans consisted of $6,340,000 in real estate loans, $403,000 in commercial loans and $83,000 in consumer loans at June 30, 2012.  The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first six months of 2012 and 2011 were approximately $432,000 and $2,557,000, respectively.  The allowance for loan losses as a percentage of non-performing loans was 92.5% and 64.6% as of June 30, 2012 and December 31, 2011, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $8,895,000 and $12,050,000 at June 30, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $4,064,000 and $6,975,000 at June 30, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to other real estate owned.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $23,175,000, or 11.4%  of total loans outstanding at June 30, 2012 compared to $24,314,000, or 10.7% of totals loans outstanding at December 31, 2011.   Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of June 30, 2012, investment securities totaled $142,148,000 or 40.2% of total earning assets.  Investment securities increased $12,291,000, or 9.5%, from $129,857,000 as of December 31, 2011, due to the call of five securities totaling $5,349,000, the sale of securities totaling $51,377,000, and cash inflows from principal payments on mortgage backed securities, offset by the purchase of $46,730,000 in mortgage backed securities, $9,296,000 in municipal securities and  $26,443,000 in U.S. government and other agency obligations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $13,574,000 at June 30, 2012, compared to $6,863,000 at December 31, 2011, an increase of $6,711,000.  Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. Total deposits increased to $281,906,000 as of June 30, 2012 compared to $281,701,000 as of December 31, 2011.  A decrease of $9,670,000 in retail and wholesale certificates of deposit was offset by an increase of $7,497,000 in savings and NOW accounts and an increase of $2,378,000 in demand deposits.  Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have decreased by $1,035,000 in the six months ended June 30, 2012. This was primarily due to management’s efforts to reduce non-brokered online certificates.

At June 30, 2012 and December 31, 2011, interest bearing deposits comprised 86.4% and 87.1% of total deposits, respectively.  Included in the interest bearing total were brokered deposits of $3,173,000, or 1.1%, and $3,245,000, or 1.2%, of total deposits at June 30, 2012 and December 31, 2011, respectively.  The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.  The reduction in brokered deposits was primarily the result of management’s efforts to raise core deposits and reduce alternative funding, coupled with the use of cash inflows from the investment and loan portfolios.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures.  At June 30, 2012, total borrowings were $69,341,000, compared with $77,857,000 as of December 31, 2011.  There were no federal funds purchased at June 30, 2012. There was $2,516,000 in  federal funds purchased at December 31, 2011.  At June 30, 2012 and December 31, 2011, long term repurchase agreements were $15,000,000.  Notes payable to the Federal Home Loan Bank of Atlanta totaled $43,000,000 and $49,000,000 as of June 30, 2012 and December 31, 2011, respectively.  The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 3.25% and 3.23% as of June 30, 2012 and December 31, 2011, respectively.  The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 2.14 years and 2.44 years as of June 30, 2012 and December 31, 2011, respectively.

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

The junior subordinated debentures issued in December 2006 mature in December 2036.  Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

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

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Both of these products are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At June 30, 2012 and December 31, 2011, the Company’s commitments to extend credit totaled $31,282,000 and $26,472,000, respectively.

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers.  The Company’s primary goal is to meet these needs at all times.  In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements.  Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings.  In the first six  months of 2012, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities.  At June 30, 2012, core deposits totaled approximately $223,464,000, or 79.2%, of the Company’s total deposits, compared to approximately $224,499,000, or 79.7%, of the Company’s total deposits as of December 31, 2011.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity.  At June 30, 2012, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively.  Approximately $12,000,000 and $9,484,000 was available for use as of June 30, 2012 and December 31, 2011, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB.  Outstanding FHLB borrowings totaled $43,000,000 and $49,000,000 at June 30, 2012 and December 31, 2011, respectively.  Unused available FHLB borrowings totaled approximately $53,670,000 and $47,450,000 at June 30, 2012 and December 31, 2011, respectively, and were subject to collateral availability.  The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for approximately $15,538,000 in unused available credit as of June 30, 2012.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 27.8% to 33.0% from December 31, 2011 to June 30, 2012.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes.

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2012 and for the foreseeable future thereafter.  However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Holding Company

Greer Bancshares Incorporated, the parent holding company (referred to as the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program.  Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from Greer State Bank, the Company’s banking subsidiary (the “Bank”).  However, the Company has not received dividends from the banking subsidiary since August 2010.  Subsequently, the Company funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company also received funds from the sale of a parcel of land for $590,000 before selling costs which had been held for future expansion.  The Company had approximately $170,000 in cash remaining as of June 30, 2012 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend.  The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends.  As of June 30, 2012 the Company has failed to pay six such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of June 30, 2012 there was $816,975 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends.

On May 3, 2012, Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties.  Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool.  By letter dated as of June 19, 2012, Treasury informed the Company that Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions.  Treasury has also indicated that a TARP recipient may, with regulatory approval, opt out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid.  TARP recipients have until August 6, 2012 to submit such a bid or request an extension of the bid deadline to October 9, 2012.  The Company has filed a request and was granted an extension of the bid deadline to October 9, 2012. However, the Company has not yet determined whether it will submit a bid or take no action and potentially allow its TARP securities to be included in a pool for auction.  If the Company’s TARP preferred stock is sold by Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of June 30, 2012, the Company was compliant with all of the Written Agreement requirements and timelines.

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

Management has researched available options for raising additional capital and improving the capital ratios. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order have been attained through the reduction of total assets and recognition of gains on the sale of securities. Continued success of the plan is conditioned, among other things, upon retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future.

As of June 30, 2012, the Bank was compliant with all of the Consent Order requirements.  Tier One Capital Ratio was 8.10% and Total Risk Based Capital Ratio was 14.07% as of June 30, 2012.

Regulatory Capital

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance-sheet exposures, adjusted for risk weights ranging from 0% to 100%.  Under the risk-based standard, capital is classified into two tiers.  Tier 1 capital of the Company consists of equity minus unrealized gains plus unrealized losses on securities available for sale and less a disallowed portion of our deferred tax assets.  In addition to Tier 1 capital requirements, Tier 2 capital consists of the allowance for loan losses subject to certain limitations.  A bank holding company’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital.  The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.  The Company and the Bank are also required to maintain capital at a minimum level based on average assets, which is known as the leverage ratio.  Only the strongest bank holding companies and banks are allowed to maintain capital at the minimum requirement, which is 4%.  All others are subject to maintaining ratios 100 to 200 basis points above the minimum requirement.

The Bank exceeded minimum regulatory capital and Consent Order requirements at June 30, 2012 as set forth in the following table:

(Dollars in thousands)

					To meet the
					requirements of the
			For Capital		Consent Order
			Adequacy Purposes		Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total risk-based capital
(to risk-weighted assets)	$33,884	14.07%	$19,259	8.0%	$24,074	10.0%
Tier 1 capital
(to risk-weighted assets)	$30,825	12.80%	$ 9,630	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$30,825	8.10%	$15,227	4.0%	$30,454	8.0%

As of December 31, 2011
Total risk-based capital
(to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital
(to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

The Company is also subject to certain capital requirements.  At June 30, 2012, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 11.57%, 7.33% and 14.26%, respectively.  At December 31, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 9.16%, 6.13% and 12.04%, respectively.

Board Involvement

The Board of Directors continues to be very active in providing oversight and supervision to the management of the Bank.  In addition to the regular monthly Board meetings, the Board committees are active with Corporate Governance and Loan Committee meeting monthly, Audit Committee meeting quarterly, and Human Resources meeting as needed but usually quarterly.   In addition, the Board had previously engaged an investment banking firm, Raymond James, in exploring our strategic options for addressing the Consent Order capital requirements.  As of June 30, 2012, the Bank was compliant with all of the Consent Order requirements, and the Board’s Raymond James engagement was a one year engagement that concluded in June 2012.

The Board of Directors also formed a special Directors Consent Order Compliance Committee in March 2011 to  monitor the Bank’s efforts to comply with the requirements of the Consent Order, meeting as needed to address specific issues.  This committee reports on its activities each month at the regular Board meeting.

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management.  The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “appear,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements.  Actual results may differ materially from the results discussed in the forward-looking statements.  The Company’s operating performance is subject to various risks and uncertainties including, without limitation:

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2012.   There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

           GREER BANCSHARES INCORPORATED

Dated: August 14, 2012	/s/ R. Dennis Hennett
R. Dennis Hennett
President and Chief Executive Officer

Dated: August 14, 2012	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*    Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability