Form 10-Q
period 2012-09-30
GREER BANCSHARES INC
filed 2012-11-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes [X]                         No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]                         No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2012
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

Index

PART I — Financial Information

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

Assets	September 30, 2012	December 31, 2011*
Cash and due from banks	$6,909	$4,698
Interest bearing deposits in banks	5,097	1,783
Federal funds sold	2,845	382
Cash and cash equivalents	14,851	6,863
Investment securities:
Available for sale	131,649	129,857
Loans, net of allowance for loan losses of $4,513 and $6,747, respectively	195,198	220,055
Loans held for sale	717	—
Premises and equipment, net	4,725	4,929
Accrued interest receivable	1,472	1,522
Restricted stock	2,554	3,896
Other real estate owned	4,468	6,469
Other assets	8,810	9,920
Total Assets	$364,444	$383,511
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$40,548	$36,951
Interest bearing	226,949	244,750
Total deposits	267,497	281,701
Short term borrowings	—	2,516
Long term borrowings	69,341	75,341
Other liabilities	5,190	5,315
Total Liabilities	342,028	364,873
Stockholders’ Equity:
Preferred stock—no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at September 30, 2012 and December 31, 2011	9,800	9,699
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at September 30, 2012 and December 31, 2011	522	535
Common stock—par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2012 and December 31, 2011	12,433	12,433
Additional paid in capital	3,756	3,720
Accumulated deficit	(5,436)	(9,453)
Accumulated other comprehensive income	1,341	1,704
Total Stockholders’ Equity	22,416	18,638
Total Liabilities and Stockholders’ Equity	$364,444	$383,511

*This information is derived from Audited Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income/(Loss)
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
Interest Income:	9/30/12	9/30/11	9/30/12	9/30/11
Loans	$2,700	$3,195	$8,502	$9,986
Investment securities:
Taxable	695	759	2,029	2,300
Exempt from federal income tax	107	304	527	901
Federal funds sold	1	2	7	12
Other	4	6	10	27
Total interest income	3,507	4,266	11,075	13,226

Interest Expense:
Interest on deposit accounts	409	823	1,522	2,835
Interest on short term borrowings	—	—	1	—
Interest on long term borrowings	514	647	1,673	2,134
Total interest expense	923	1,470	3,196	4,969
Net interest income	2,584	2,796	7,879	8,257
Provision for loan losses	—	1,197	—	3,292
Net interest income after provision for loan losses	2,584	1,599	7,879	4,965

Non-interest income:
Customer service fees	171	193	516	554
Gain on sale of investment securities	878	892	2,790	1,077
Other noninterest income	518	618	1,382	1,570
Total noninterest income	1,567	1,703	4,688	3,201

Non-interest expenses:
Salaries and employee benefits	1,299	1,320	3,905	3,952
Occupancy and equipment	171	179	518	521
Postage and supplies	44	48	146	164
Marketing	10	1	23	45
Directors fees	20	21	61	68
Professional fees	114	193	387	572
FDIC deposit insurance assessments	204	217	630	739
Other real estate owned and foreclosure	384	1,329	876	3,217
Federal Home Loan Bank (“FHLB”) Prepayment penalty	500	274	641	274
Other	405	363	1,140	1,038
Total noninterest expenses	3,151	3,945	8,327	10,590

Income/(loss) before income taxes	1,000	(643)	4,240	(2,424)

Provision for income taxes:	45	—	135	—

Net income/(loss)	955	(643)	4,105	(2,424)

Preferred stock dividends and net discount accretion	(178)	(163)	(542)	(488)

Net income/(loss) available to common shareholders	$777	$(806)	$3,563	$(2,912)

Basic net income/(loss) per share of common stock	$.31	$(.32)	$1.43	$(1.17)

Diluted net income/(loss) per share of common stock	$.31	$(.32)	$1.43	$(1.17)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	9/30/12	9/30/11	9/30/12	9/30/11
Net income/(loss)	$955	$(643)	$4,105	$(2,424)

Other comprehensive income, net of tax:
Unrealized holding gain on available for sale investment_securities arising during the period, net of tax expense of $336 and $621, respectively for the three month periods ended September 30, 2012 and September 30, 2011 and $762 and $1,325, respectively for the nine month periods ended September 30, 2012 and September 30, 2011.	651	1,205	1,478	2,573
Less reclassification adjustments for gains included in net_income/(loss), net of taxes of $299 and $339, respectively for the three month periods ended September 30, 2012 and September 30, 2011 and $949 and $409, respectively for the nine month periods ended September 30, 2012 and September 30, 2011.	(579)	(553)	(1,841)	(668)
Other comprehensive income/(loss)	72	652	(363)	1,905

Comprehensive income/(loss)	$1,027	$9	$3,742	$(519)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statement of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2012
(Unaudited)
(Dollars in thousands, except per share data)

	Preferred stock			Additional		Accumulated Other	Total
	Series 2009-WP	Series 2009-WP	Common Stock	Paid In capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	4,105	—	4,105
Other comprehensive loss, net of tax	—	—	—	—	—	(363)	(363)
Amortization of premium and discount on preferred stock	101	(13)	—	—	(88)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	36	—	—	36

Balances at September 30, 2012	$9,800	$522	$12,433	$3,756	$(5,436)	$1,341	$22,416

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/12	9/30/11
Operating activities
Net income/(loss)	$4,105	$(2,424)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	271	286
Amortization of premiums on mortgage-backed securities	1,312	976
Gain on sale/call of investment securities	(2,790)	(1,077)
Loss on sale of other real estate owned	468	21
Impairment loss on other real estate owned	269	2,524
Loss on disposition of equipment	(11)	—
Provision for loan losses	—	3,292
Origination of loans held for sale	(17,406)	(10,652)
Proceeds from sales of loans held for sale	16,824	11,664
Gain on sale of loans held for sale	(135)	(82)
Decrease in prepaid FDIC deposit insurance	481	714
Stock based compensation	36	63
Increase in cash surrender value of life insurance	(202)	(213)
Net change in:
Accrued interest receivable	50	429
Other assets	831	1,373
Accrued interest payable	8	(334)
Other liabilities	(133)	833

Net cash provided by operating activities	3,978	7,393

Investing activities
Activity in available-for-sale securities:
Sales	87,655	56,491
Maturities, payments and calls	26,915	15,593
Purchases	(115,247)	(61,288)
Net decrease in loans	25,044	31,298
Proceeds from redemption of FHLB stock	1,342	841
Proceeds from sale of other real estate owned	1,077	3,082
Purchase of premises and equipment	(56)	(55)

Net cash provided by investing activities	26,730	45,962

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/12	9/30/11
Financing activities
Net decrease in deposits	$(14,204)	$(31,498)
Repayment of notes payable to FHLB	(21,000)	(38,500)
Proceeds from notes payable to FHLB	15,000	—
Net decrease in short term borrowings	(2,516)	—

Net cash used from financing activities	(22,720)	(69,998)

Net increase/(decrease) in cash and cash equivalents	7,988	(16,643)
Cash and equivalents, beginning of period	6,863	27,966

Cash and equivalents, end of period	$14,851	$11,323

Cash paid for:
Income taxes	$135	$—
Interest	$3,187	$5,303

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$1,458	$3,145
Loans to facilitate sale of other real estate owned	$1,645	$217
Unrealized gains/(losses) on available for sale investment securities, net of tax	$(363)	$1,905
Preferred stock dividends declared not paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

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

Note 2 — Net Income/Loss per Common Share

Basic and diluted income/loss per common share is computed by dividing net income/loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and nine months ended September 30, 2012 and September 30, 2011. Anti-dilutive options totaling 235,969 and 245,671 have been excluded from the income/loss per share calculation for the three and nine months ended September 30, 2012 and September 30, 2011, respectively.

Note 3 — Income Taxes

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance in the amount of $5.8 million on the net deferred tax assets outstanding at September 30, 2012. The Company has a net operating loss carry-forward for federal tax purposes and therefore no current federal income tax expense.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 4 — Fair Value

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Available for sale securities:
US government and other agency obligations	$22,595	$—	$22,595	$—
Mortgage-backed securities	75,568	—	75,568	—
Municipal securities	33,141	—	33,141	—
Collateralized debt obligation	345	—	—	345
Total available for sale securities	$131,649	$—	$131,304	$345

December 31, 2011
Available for sale securities:
Mortgage-backed securities	$91,209	$—	$91,209	$—
Municipal securities	38,338	—	38,338	—
Collateralized debt obligation	310	—	—	310
Total available for sale securities	$129,857	$—	$129,547	$310

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

The Company owns a collateralized debt obligation. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using a loss severity of 90% and additional collateral default rates from 4% to 17%. The Bank calculated the present value of the future cash flows from these scenarios using 10% as a discount rate and 9% as the collateral default rate. The difference in the present value and the carrying value of the security would be other than temporary impairment (“OTTI”), if any. The security is currently carried at an estimated fair value of approximately $345,000 at September 30, 2012.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the nine months ended September 30, 2012 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2011	$310
Total unrealized income/(loss) included in other comprehensive income	35
Transfers in and/or out of Level 3	—
Fair value, September 30, 2012	$345

There were no Level 3 liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2012 or September 30, 2011.

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

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	9/30/2012	Level 1	Level 2	Level 3
Impaired loans	$5,500	$—	$—	$5,500
OREO	4,468	—	—	4,468

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$6,973	$—	$—	$6,973
OREO	6,469	—	—	6,469

The Bank had impaired loans with outstanding balances of $9,086,000 and $14,983,000 at September 30, 2012 and December 31, 2011, respectively. Impaired loans with either charge-offs or specific reserves totaled $9,876,000 (gross of charge-off) at September 30, 2012. Of this amount $4,261,000 has been charged-off and $115,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $12,158,000 (gross of charge-off) at December 31, 2011. Of this amount $3,017,000 had been charged-off and $2,168,000 had been specifically reserved.

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

•	Due to the redemptive provisions of the restricted stock, fair value equals cost. The carrying amount is adjusted for any declines other than temporary declines in value.
•	The carrying amount for the cash surrender value of life insurance is a reasonable estimate of fair value.
•	The carrying value for accrued interest receivable and payable is a reasonable estimate of fair value.

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

(Dollars in thousands)

	September 30, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$14,851	$14,851	$—	$—
Investment securities	131,649	—	131,304	345
Loans — net	195,198	—	185,231	5,500
Loans held for sale	717	—	727	—
Restricted stock	2,554	—	2,554	—
Accrued interest receivable	1,472	—	1,472	—
Bank owned life insurance	7,476	—	7,476	—

Financial liabilities
Deposits	$267,497	$—	$267,711	$—
Repurchase agreements	15,000	—	16,715	—
Notes payable to FHLB	43,000	—	44,472	—
Junior subordinated debentures	11,341	—	11,335	—
Accrued interest payable	672	—	672	—

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets
Cash and cash equivalents	$6,863	$6,863
Investment securities	129,857	129,857
Loans — net	220,055	216,014
Restricted stock	3,896	3,896
Accrued interest receivable	1,522	1,522
Bank owned life insurance	7,274	7,274

Financial liabilities
Deposits	$281,701	$282,248
Federal funds purchased	2,516	2,516
Repurchase agreements	15,000	16,532
Notes payable to FHLB	49,000	51,843
Junior subordinated debentures	11,341	11,341
Accrued interest payable	976	976

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 5 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$22,432	$162	$—	$22,595
Mortgage-backed securities	74,362	1,275	69	75,568
Municipal securities	32,513	783	154	33,141
Collateralized debt obligation	310	35	—	345
	$129,617	$2,255	$223	$131,649

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$90,366	$1,074	$231	$91,209
Municipal securities	36,599	1,796	57	38,338
Collateralized debt obligation	310	—	—	310
	$127,275	$2,870	$288	$129,857

The amortized cost and estimated fair value of investment securities at September 30, 2012 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$100	$101
Over 1 year through 5 years	814	822
After 5 years through 10 years	7,960	8,155
Over 10 years	46,381	47,003
	55,255	56,081
Mortgage backed securities	74,362	75,568
Total	$129,617	$131,649

Investment securities with an aggregate book value of approximately $63,588,000 and $60,125,000 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, Federal Home Loan borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at September 30, 2012 and December 31, 2011 is shown below:

(Dollars in thousands)

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$—	$—	$—	$—
Mortgage backed securities	12,557	69	—	—
Municipal securities	10,709	154	—	—
Total	$23,266	$223	$—	$—

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Mortgage backed securities	$27,135	$231	$—	$—
Municipal securities	4,920	57	—	—
Total	$32,055	$288	$—	$—

Management believes all of the unrealized losses as of September 30, 2012 and December 31, 2011 are temporary and as a result of temporary changes in the market. Eighteen municipal securities and four mortgage-backed securities had unrealized losses at September 30, 2012 while at December 31, 2011, eight were municipals and eight were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The following table presents more detail on the collateralized debt obligation as of September 30, 2012 with an original par value of approximately $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)

Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Gain	Present Value Discounted Cash Flow
Collateralized debt obligation Trapeza 2003-5A	89412RAL9	Ca	$310	$345	$35	$345

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the nine months ended September 30, 2012 and September 30, 2011 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Nine Months Ended 9/30/12	Nine Months Ended 9/30/11
Gross realized gains	$2,790	$1,077
Gross realized losses	—	—
Net gain on sale of securities	$2,790	$1,077
Call/Sale proceeds	$93,950	$56,491

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 6 — Loans

A summary of loans outstanding by major classification follows:

(Dollars in thousands)

	September 30, 2012	December 31, 2011
Commercial and industrial:
Commercial	$28,120	$38,618
Leases & other	2,412	753
Total commercial and industrial:	30,532	39,371

Commercial real estate:
Construction/land	28,412	31,514
Commercial mortgages — owner occupied	32,653	38,921
Other commercial mortgages	52,223	58,771
Total commercial real estate	113,288	129,206

Consumer real estate:
1-4 residential	33,272	31,699
Home equity loans and lines of credit	18,448	22,385
Total consumer real estate	51,720	54,084

Consumer installment:	4,171	4,141
Total loans	199,711	226,802
Allowance for loan losses	(4,513)	(6,747)

Net loans	$195,198	$220,055

The table above includes net deferred loan fees that totaled $36,000 and $48,000 at September 30, 2012 and December 31, 2011, respectively. Loans totaling approximately $79,912,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

The Bank engages an independent loan review company to review and validate the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by the Bank’s lenders and credit personnel, as well as the Bank’s lending policies and procedures.

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

Non-accrual loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)

	September 30, 2012	December 31, 2011
Commercial and industrial:
Commercial	$195	$1,297
Leases & Other	—	—
Commercial real estate:
Construction/land	2,186	3,453
Commercial mortgages — owner occupied	1,132	2,788
Other commercial mortgages	2,779	2,009
Consumer real estate:
1-4 residential	315	389
Home equity loans and lines of credit	338	381
Consumer installment:
Consumer installment	—	132
Total	$6,945	$10,449

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to approximately $380,000 and $702,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. No interest income was recorded on non-accrual loans for the nine months ended September 30, 2012 and September 30, 2011, respectively.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Past due loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)

September 30, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$25	$168	$193	$27,927	$28,120	$—
Leases & other	—	—	—	2,412	2,412	—
Commercial real estate:
Construction/land	—	1,653	1,653	26,759	28,412	—
Commercial mortgages — owner occupied	342	119	461	32,192	32,653	—
Other commercial mortgages	851	761	1,612	50,611	52,223	—
Consumer real estate:
1-4 residential	980	117	1,097	32,175	33,272	—
Home equity loans and lines of credit	225	298	523	17,925	18,448	—
Consumer installment:
Consumer installment	101	—	101	4,070	4,171	—
Total	$2,524	$3,116	$5,640	$194,071	$199,711	$—

December 31, 2011	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$2,478	$1,271	$3,749	$35,552	$39,301	$—
Leases & other	—	—	—	70	70	—
Commercial real estate:
Construction/land	—	1,905	1,905	29,609	31,514	—
Commercial mortgages — owner occupied	324	779	1,103	37,818	38,921	—
Other commercial mortgages	423	489	912	57,859	58,771	—
Consumer real estate:
1-4 residential	1,772	122	1,894	29,805	31,699	—
Home equity loans and lines of credit	354	258	612	21,773	22,385	—
Consumer installment:
Consumer installment	60	132	192	3,949	4,141	—
Total	$5,411	$4,956	$10,367	$216,435	$226,802	$—

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Impaired loans, segregated by class of loans, as of September 30, 2012 and December 31, 2011, were as follows:

(Dollars in thousands)

September 30, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,338	$1,248	$—	$1,248	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	5,054	2,288	297	2,585	24
Commercial mortgages — owner occupied	2,597	1,592	119	1,711	33
Other commercial mortgages	3,868	2,459	593	3,052	6
Consumer real estate:
1-4 residential	490	39	451	490	52
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$13,347	$7,626	$1,460	$9,086	$115

December 31, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$7,356	$1,199	$3,727	$4,926	$841
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	4,202	1,753	2,340	4,093	798
Commercial mortgages — owner occupied	1,943	1,281	662	1,943	212
Other commercial mortgages	4,275	2,145	1,653	3,798	317
Consumer real estate:
1-4 residential	125	125	—	125	—
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	98	98	—	98	—
Total	$17,999	$6,601	$8,382	$14,983	$2,168

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 9-30-12	Average Recorded Investment for nine months ended 9-30-12	Gross Interest Income for three months ended 9-30-12	Gross Interest Income for nine months ended 9-30-12
Commercial and industrial:
Commercial	$1,854	$3,102	$15	$44
Commercial real estate:
Construction/land	2,524	3,079	10	81
Commercial mortgages owner occupied	1,406	1,542	19	35
Commercial mortgages — other	2,786	3,156	19	81
Consumer real estate:
1-4 residential	341	254	3	9
Consumer Installment	—	53	—	3
Total	$8,911	$11,186	$66	$253

	Average Recorded Investment for three months ended 9-30-11	Average Recorded Investment for nine months ended 9-30-11	Gross Interest Income for three months ended 9-30-11	Gross Interest Income for nine months ended 9-30-11
Commercial and industrial:
Commercial	$3,316	$3,511	$20	$104
Commercial real estate:
Construction/land	4,070	5,436	5	18
Commercial mortgages owner occupied	4,278	3,839	25	52
Commercial mortgages—other	3,362	3,323	29	60
Consumer real estate:
1-4 residential	360	120	3	3
Home equity and lines of credit	167	55	—	—
Consumer Installment	33	11	1	1
Total	$15,586	$16,295	$83	$238

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

Management utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale of 1-7. A description of the general characteristics of the 7 risk ratings is as follows:

•

Risk ratings 1-3 (Pass) — These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•

Risk rating 4 (Monitor) — This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•

Risk rating 5 (Watch) — This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•

Risk rating 6 (Substandard) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and declining individual or guarantor support. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•

Risk rating 7 (Doubtful) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility the Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of September 30, 2012 and December 31, 2011.

(Dollars in thousands)

September 30, 2012	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,178	$11,827	$2,502	$6,613	$28,120
Leases & other	2,412	—	—	—	2,412
Commercial real estate:
Construction/land	7,939	11,308	768	8,397	28,412
Commercial mortgages — owner occupied	14,500	12,992	2,022	3,139	32,653
Other commercial mortgages	12,728	27,715	4,785	6,995	52,223
Consumer real estate:
1-4 residential	22,358	5,521	3,495	1,898	33,272
Home equity loans and lines of credit	15,740	1,440	366	902	18,448
Consumer installment:
Consumer installment	3,779	85	221	86	4,171
Total	$86,634	$70,888	$14,159	$28,030	$199,711

December 31, 2011	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$10,134	$17,410	$2,371	$8,703	$38,618
Leases & other	753	—	—	—	753
Commercial real estate:
Construction/land	8,412	10,233	2,346	10,523	31,514
Commercial mortgages — owner occupied	20,280	9,654	4,370	4,617	38,921
Other commercial mortgages	16,259	31,263	3,559	7,690	58,771
Consumer real estate:
1-4 residential	21,983	5,007	2,627	2,082	31,699
Home equity loans and lines of credit	18,762	2,352	484	787	22,385
Consumer installment:
Consumer installment	3,507	35	238	361	4,141
Total	$100,090	$75,954	$15,995	$34,763	$226,802

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

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the nine months ended September 30, 2012 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Sept 30, 2012
Commercial and industrial:	$1,906	$(290)	$—	$643	$117	$1,090
Commercial real estate:	4,562	(105)	—	1,618	20	2,859
Consumer real estate:	237	357	—	92	4	506
Consumer installment:	42	38	—	30	8	58
Total	$6,747	$—	$—	$2,383	$149	$4,513

The change in the allowance for loan losses for the nine months ended September 30, 2011 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2010	Re-Allocation	Provision	Charge-offs	Recoveries	Sept 30, 2011
Commercial and industrial:	$1,998	$329	$1,331	$1,450	$194	$2,402
Commercial real estate:	5,185	(304)	1,125	2,720	367	3,653
Consumer real estate:	245	—	789	781	19	272
Consumer installment:	67	(25)	47	63	18	44
Total	$7,495	$—	$3,292	$5,014	$598	$6,371

The change in the allowance for loan losses for the three months ended September 30, 2012 is summarized as follows:

(Dollars in thousands)

	Jun 30, 2012	Re-Allocation	Provision	Charge-offs	Recoveries	Sept 30, 2012
Commercial and industrial:	$1,472	$(154)	$—	$317	$89	$1,090
Commercial real estate:	4,322	103	—	1,576	10	2,859
Consumer real estate:	453	53	—	—	—	506
Consumer installment:	68	(2)	—	10	2	58
Total	$6,315	$—	$—	$1,903	$101	$4,513

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the three months ended September 30, 2011 is summarized as follows:

(Dollars in thousands)

	Jun 30, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Sept 30, 2011
Commercial and industrial:	$2,246	$532	$744	$1,145	$25	$2,402
Commercial real estate:	4,450	(532)	1	541	275	3,653
Consumer real estate:	285	—	452	476	11	272
Consumer installment:	52	—	—	10	2	44
Total	$7,033	$—	$1,197	$2,172	$313	$6,371

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)

September 30, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$1,248	$7,348	$490	$—	$9,086
Loans collectively evaluated for impairment	29,284	105,940	51,230	4,171	190,625
Balance September 30, 2012	$30,532	$113,288	$51,720	$4,171	$199,711

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$63	$52	$—	$115
Loans collectively evaluated for impairment	1,090	2,796	454	58	4,398
Balance September 30, 2012	$1,090	$2,859	$506	$58	$4,513

December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$4,925	$9,835	$125	$98	$14,983
Loans collectively evaluated for impairment	34,446	119,371	53,959	4,043	211,819
Balance December 31, 2011	$39,371	$129,206	$54,084	$4,141	$226,802

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$841	$1,327	$—	$—	$2,168
Loans collectively evaluated for impairment	1,065	3,235	237	42	4,579
Balance December 31, 2011	$1,906	$4,562	$237	$42	$6,747

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $7,032,000 and $12,050,000 at September 30, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $4,457,000 and $6,975,000 at September 30, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Loans that were modified into TDRs for the three months ended September 30, 2012 are listed in the table below. Balances reflected are those balances immediately after modification.

(Dollars in thousands)

Extended payment terms	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial and industrial	2	$55	$55
Consumer 1-4 residential	1	253	253
Total	3	$308	$308

There were twelve TDRs for a total of $1,300,000 that were charged-off, three TDRs for a total of $123,000 that were past due and four TDRs for a total of $493,000 that were placed on non-accrual within twelve months of their modification date during the three months ended September 30, 2012.

Loans that were modified into TDRs for the nine months ended September 30, 2012 are listed in the table below. Balances reflected are those balances immediately after modification.

(Dollars in thousands)

Extended payment terms	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Commercial and industrial	5	$110	$110
Commercial construction/land	1	74	74
Consumer 1-4 residential	1	253	253
Total	7	$437	$437

There were seventeen TDRs for a total of $1,634,000 that were charged-off, three TDRs for a total of $123,000 that were past due and five TDRs for a total of $654,000 that were placed on non-accrual within twelve months of their modification date during the nine months ended September 30, 2012.

Note 7 — New Accounting Pronouncements

In July 2012, FASB issued an update that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Note 8 — Other Items

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. As of September 30, 2012, the Company had accrued and owed a total of $537,000 of interest payments on the two junior subordinated debentures

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 8 — Other Items continued

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2012, the Company has failed to pay seven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2012 there is $953,138 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

On May 3, 2012, Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, Treasury informed the Company that Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid. If the Company’s TARP preferred stock is sold by Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (“S.C. Bank Board”). The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order required the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status under the applicable banking regulations. As of September 30, 2012 the Bank’s Tier 1 capital ratio was 8.68%, its total risk-based capital ratio was 15.01%, and the Bank was compliant with all of the Consent Order requirements.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order.

Pursuant to the Written Agreement, the Company is, in general, required to:

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 8 — Other Items continued

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of September 30, 2012, the Company was compliant with all of the Written Agreement requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General — The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. Those accounting policies that are believed to be the most important to the portrayal and understanding of the Company’s financial condition and results of operations are discussed below. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

Income Taxes — The calculation of the provision for federal income taxes is complex and requires the use of estimates and judgments. There are two accruals for income taxes: 1) The income tax receivable (or payable) represents the estimated amount currently due from (or due to) the federal government and is reported (as appropriate) as a component of “other assets” or “other liabilities” in the consolidated balance sheet; 2) the deferred federal income tax asset or liability represents the estimated impact of temporary differences between how assets and liabilities are recognized under GAAP, and how such assets and liabilities are recognized under the federal tax code. The effective tax rate is based in part on interpretation of the relevant current tax laws. The Company has reviewed all transactions for appropriate tax treatment taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax positions, recent tax audits and historical experience.

Deferred Tax Asset — In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company has recorded a full valuation allowance on the net deferred tax assets. It is possible that management may conclude in future periods that it may have the ability to generate income before income taxes at a sufficient level, which may allow the Company to reverse a portion, or all of the valuation allowance.

Allowance for Loan Losses — The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectability of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

Other Real Estate Owned — The Company values OREO that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for estimated selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the OREO, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 as well as results for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

The Company reported consolidated net income of $777,000 available to common shareholders, or $.31 per diluted common share, for the quarter ended September 30, 2012, compared to consolidated net loss of $806,000, or ($.32) per diluted common share, for the quarter ended September 30, 2011. The results for the third quarter of 2012 were positively impacted by an investment transaction of $378,000 comprised of a gain on sale of securities of $878,000 partially offset by $500,000 in prepayment fees on FHLB advances. For the nine months ended September 30, 2012, the Company reported consolidated net income of $3,563,000 attributed to common shareholders, or $1.43 per diluted common share, compared to a consolidated net loss attributed to common shareholders of $2,912,000 or $(1.17) per diluted common share for the nine months ended September 30, 2011.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2012 was $3,507,000, compared to $4,266,000 for the quarter ended September 30, 2011, a decrease of $759,000, or 17.8%. Total interest income for the nine months ended September 30, 2012 was $11,075,000, compared to $13,226,000 for the nine months ended September 30, 2011, a decrease of $2,151,000, or 16.3%. Interest and fees on loans is the largest component of total interest income and decreased $495,000, or 15.5% to $2,700,000 for the quarter ended September 30, 2012, compared to $3,195,000 for the quarter ended September 30, 2011 and to $8,502,000 for the nine months ended September 30, 2012 compared to $9,986,000 for the nine months ended September 30, 2011. The decrease in interest and fees on loans was primarily the result of reductions of $39,287,000 in average loan balances for the three months ended September 30, 2012, compared to the same period in 2011 and a reduction of $41,166,000 in average loan balances for the nine months ended September 30, 2012 compared to the same period in 2011. The Company has intentionally decreased its loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.37% and 5.30% for the quarter ended September 30, 2012 and September 30, 2011, respectively, and 5.38% and 5.30% for the nine months ended September 30, 2012 and September 30, 2011, respectively. The loan portfolio yield for the three and nine month periods ended September 30, 2011 was adversely affected by non-accrual loans which comprised a larger percentage of the loan portfolio as compared to the percentage in the current year periods.

Interest income on investment securities decreased by $261,000 in the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011. The decrease was due to a decrease in the tax equivalent investment yields from 3.66% to 2.47% offset by an increase in the average balance of investments from $133,312,000 to $139,207,000 for the three month periods ended September 30, 2011 and September 30, 2012, respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the bank intentionally selling securities to recognize gains.

Interest income on investment securities decreased by $645,000 in the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011. The decrease was due primarily to a decrease in investment yields from 3.62% to 2.75% for the nine month periods ended September 30, 2012 and September 30, 2011, respectively, offset slightly by an increase in the average balance of investments from $135,048,000 to $137,078,000 for the periods ended September 30, 2012 and September 30, 2011, respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the bank intentionally selling securities to recognize gains.

The Company’s total interest expense declined for the three months ended September 30, 2012 by $547,000 or 37.2% compared to the same period in 2011. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined due to rate decreases from 1.25% to 0.70% for the three month periods ended September 30, 2011 and September 30, 2012, respectively, and a reduction of average interest bearing deposits of $27,373,000.

The Company’s total interest expense declined for the nine months ended September 30, 2012 by $1,773,000 or 35.7% compared to the same period in 2011. Deposit interest expense declined due to rate decreases from 1.38% to .83% for the nine month periods ended September 30, 2011 and September 30, 2012, respectively, and a decrease in average interest bearing deposits of $30,204,000.

Interest on long term borrowings declined $133,000, or 20.6% and $461,000, or 21.6% for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding more than offsetting the increase in average yields on long term borrowings for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Average long term borrowings outstanding declined by $13,568,000 for the quarter ended September 30, 2012 compared to the same period in 2011. Average long term borrowings outstanding declined by $24,423,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Average rates on long term borrowings increased to 3.15% from 2.99% for the nine months ended September 30, 2012 compared to the same period in 2011. Average rates on long term borrowings decreased to 2.95% from 3.09% for the three months ended September 30, 2012 compared to the same period in 2011. The long term borrowings rate increase for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 was the result of the elimination of lower rate FHLB borrowings due to the maturity of the borrowings. The long term borrowing rate decrease for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 was the result of the elimination, by prepayment, of certain remaining high rate FHLB borrowings at the beginning of the third quarter of 2012.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $212,000, or 7.6%, for the quarter ended September 30, 2012, compared to the same period in 2011. Net interest income before provision for loan losses decreased $378,000, or 4.6%, for the nine months ended September 30, 2012, compared to the same period in 2011.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company’s balance sheet was liability sensitive in the up to twelve months gap analysis as of September 30, 2012. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

There was no provision for loan losses during the quarter ended September 30, 2012 compared to $1,197,000, for the same period in 2011. There was no provision for loan losses during the nine months ended September 30, 2012 compared to $3,292,000, for the same period in 2011. While the credit market has not improved greatly since the third quarter of 2011, it does not appear to be deteriorating compared to the prior year. The amount of provision is based on the results of the loan loss model. Due to improved bank metrics and a reduction in the loan portfolio size, the model did not require a provision for the quarter ended September 30, 2012. Non-performing assets have decreased from $18.2 million for the quarter ended September 30, 2011 to $11.4 million for the quarter ended September 30, 2012. In addition, we have seen a significant decline in past due loans since December 31, 2011 as the bank has focused on collection efforts as well as charge-off resolution of certain past due loans. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $136,000 for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. The decrease is primarily due to a decrease of $153,000 in brokerage revenue. Noninterest income increased $1,487,000 for the nine months ended September 30, 2012 compared to the same period in 2011. The increase is primarily due to an increase of $1,713,000 in gains on sale of investment securities which were sold to recognize the gain.

Noninterest Expenses

Total noninterest expenses decreased $794,000, or 20.1%, for the quarter ended September 30, 2012, to $3,151,000 compared to $3,945,000 for the quarter ended September 30, 2011. The primary cause of decreased noninterest expense for the three months ended September 30, 2012 relates to a decrease in OREO and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased $21,000 for the three months ended September 30, 2012 compared to the same period in 2011. This is primarily due to the reduction in certain employee benefit expenses including stock option expense. Professional expenses, director’s fees, postage and supplies have all declined as the result of continued budget control. OREO and foreclosure expenses decreased $945,000 primarily as a result of reduced valuation adjustments. The three months ended September 30, 201 had $1,203,000 in valuation adjustments compared to $91,000 in the three months ended September 30, 2012.

Total noninterest expenses decreased $2,263,000, or 21.4%, for the nine months ended September 30, 2012, to $8,327,000 compared to $10,590,000 for the nine months ended September 30, 2011. The primary cause of decreased noninterest expense for the nine months ended September 30, 2012 relates to a decrease in OREO and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, decreased $47,000 for the nine months ended September 30, 2012 compared to the same period in 2011. This is due to the reduction in certain employee benefit expenses including stock option expense. Professional expenses, director’s fees, postage and supplies and marketing expenses have all declined as the result of continued budget control. OREO and foreclosure expenses decreased $2,341,000 primarily as a result of reduced valuation adjustments. The nine months ended September 30, 2011 had $2,327,000 in valuation adjustments compared to $171,000 in the nine months ended September 30, 2012. There were $641,000 and $274,000 of Federal Home Loan bank prepayment penalties in the nine months ended September 30, 2012 and September 30, 2011, respectively, that were incurred as part of security sales and balance sheet restructuring transactions.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes and therefore there was no federal income tax expense for the three and nine months ended September 30, 2012 or during the same period in 2011. The Bank, however, does have state tax expense in the three and nine months ended September 30, 2012 due to net income at the bank level. See “- Critical Accounting Policies - Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of September 30, 2012, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance in the amount of $5.8 million on its net deferred tax assets. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represented the largest component of earning assets at 57.6% of total earning assets as of September 30, 2012. Gross loans totaled $199,711,000 as of September 30, 2012, a decline of $27,091,000, or 11.9%, from gross loans of $226,802,000 as of December 31, 2011. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 60.1% of the Company’s loan portfolio as of September 30, 2012, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority being in the Company’s local market area.

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

Allowance for Loan Losses

The allowance for loan losses at September 30, 2012 was $4,513,000, or 2.26% of gross loans outstanding, compared to $6,747,000 or 2.97% of gross loans outstanding at December 31, 2011. The net decrease of ..71% in the allowance ratio was primarily a result of the reduction in specific allowances due to charge-offs. The allowance at September 30, 2012 included an allocation of $115,000 related to specifically identified impaired loans compared to $2,168,000 at December 31, 2011.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, historical loan losses and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Despite the Company’s efforts to provide accurate estimates. actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required which would adversely affect the Company’s results of operations and financial condition.

At September 30, 2012, the Company had $11,413,000 in non-performing assets, comprised of non-accruing loans of $6,945,000 and $4,468,000 in OREO. This compares to $10,449,000 in non-accruing loans and $6,469,000 in OREO at December 31, 2011. Non-performing loans consisted of $6,750,000 in real estate loans and $195,000 in commercial loans at September 30, 2012. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

Net charge-offs for the first nine months of 2012 and 2011 were approximately $2,234,000 and $4,416,000, respectively. The allowance for loan losses as a percentage of non-performing loans was 65.0% and 64.6% as of September 30, 2012 and December 31, 2011, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $7,032,000 and $12,050,000 at September 30, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $4,457,000 and $6,975,000 at September 30, 2012 and December 31, 2011, respectively. This decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to OREO.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to approximately $21,085,000, or 10.6% of total loans outstanding at September 30, 2012 compared to $24,314,000, or 10.7% of totals loans outstanding at December 31, 2011. Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Securities

The Company’s investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. It is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows.

As of September 30, 2012, investment securities totaled $131,649,000 or 38.7% of total earning assets. Investment securities increased $1,792,000, or 1.4%, from $129,857,000 as of December 31, 2011, due to the call of ten securities totaling $6,295,000, the sale of securities totaling $87,655,000, and cash inflows from principal payments on mortgage backed securities, offset by the purchase of $60,349,000 in mortgage backed securities, $23,460,000 in municipal securities and $31,438,000 in U.S. government and other agency obligations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $14,851,000 at September 30, 2012, compared to $6,863,000 at December 31, 2011, an increase of $7,988,000. Balances in due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. At September 30, 2012 and December 31, 2011, interest bearing deposits comprised 84.8% and 87.1% of total deposits, respectively. Total deposits decreased to $267,497,000 as of September 30, 2012 compared to $281,701,000 as of December 31, 2011. A decrease of $18,072,000 in retail and wholesale certificates of deposit and $623,000 in savings and NOW accounts was partially offset by an increase of $4,491,000 in demand deposits. Included in the wholesale certificate of deposit decrease noted above were brokered deposits of $3,245,000 at December 31, 2011. There were no brokered deposits at September 30, 2012. The reduction in brokered deposits occurred due to the scheduled maturity of the certificates. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have decreased by $10,137,000 in the nine months ended September 30, 2012. This was primarily due to management’s efforts to reduce non-brokered online certificates.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the Federal Home Loan Bank of Atlanta, and junior subordinated debentures. At September 30, 2012, total borrowings were $69,341,000, compared with $77,857,000 as of December 31, 2011. There were no federal funds purchased at September 30, 2012. There was $2,516,000 in federal funds purchased at December 31, 2011. At September 30, 2012 and December 31, 2011, long term repurchase agreements were $15,000,000. Notes payable to the Federal Home Loan Bank of Atlanta totaled $43,000,000 and $49,000,000 as of September 30, 2012 and December 31, 2011, respectively. The weighted average rate of interest for the Company’s portfolio of Federal Home Loan Bank of Atlanta advances was 2.10% and 3.23% as of September 30, 2012 and December 31, 2011, respectively. The weighted average remaining maturity for Federal Home Loan Bank of Atlanta advances was 1.62 years and 2.44 years as of September 30, 2012 and December 31, 2011, respectively.

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

Although the interest does continue to accrue, both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As of September 30, 2012 accrued interest on these subordinated debentures totaled $537,000. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

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

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At September 30, 2012 and December 31, 2011, the Company’s commitments to extend credit totaled $30,523,000 and $26,472,000, respectively.

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first nine months of 2012, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At September 30, 2012, core deposits totaled approximately $214,362,000, or 80.1%, of the Company’s total deposits, compared to approximately $224,499,000, or 79.7%, of the Company’s total deposits as of December 31, 2011.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At September 30, 2012, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $4,000,000 and $8,000,000, respectively. Approximately $12,000,000 and $9,484,000 was available for use as of September 30, 2012 and December 31, 2011, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $43,000,000 and $49,000,000 at September 30, 2012 and December 31, 2011, respectively. Unused available FHLB borrowings totaled approximately $51,140,000 and $47,450,000 at September 30, 2012 and December 31, 2011, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for approximately $15,818,000 in unused available credit as of September 30, 2012.

The Company’s liquidity ratio (Cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 27.8% to 32.3% from December 31, 2011 to September 30, 2012.

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

Holding Company

Greer Bancshares Incorporated, the parent holding company (referred to as the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from Greer State Bank, the Company’s banking subsidiary (the “Bank”). However, the Company has not received dividends from the banking subsidiary since August 2010. Subsequently, the Company funded interest payments on its junior subordinated debt and dividends on the TARP preferred stock from $993,000 which was held at the holding company level from the total TARP investment proceeds of $9,993,000. In 2010, the Company also received funds from the sale of a parcel of land, which had been held for future expansion, for $590,000 before selling costs. The Company had approximately $185,000 in cash remaining as of September 30, 2012 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2012 the Company has failed to pay seven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2012 there was $953,138 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends.

On May 3, 2012, Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, Treasury informed the Company that Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid. If the Company’s TARP preferred stock is sold by Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

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

Pursuant to the Written Agreement, the Company, in general, is required to:

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of September 30, 2012, the Company was compliant with all of the Written Agreement requirements and timelines.

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

As of September 30, 2012, the Bank was compliant with all of the Consent Order requirements. Tier One Capital Ratio was 8.68% and Total Risk Based Capital Ratio was 15.01% as of September 30, 2012.

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

The Bank exceeded minimum regulatory capital and Consent Order requirements at September 30, 2012 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012
Total risk-based capital (to risk-weighted assets)	$34,766	15.01%	$18,527	8.0%	$23,159	10.0%
Tier 1 capital (to risk-weighted assets)	$31,851	13.75%	$9,264	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$31,851	8.68%	$14,685	4.0%	$29,369	8.0%

As of December 31, 2011
Total risk-based capital (to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital (to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

The Company is also subject to certain capital requirements as noted above. At September 30, 2012, the Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 12.55%, 7.93% and 15.18%, respectively. At December 31, 2011, the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 9.16%, 6.13% and 12.04%, respectively.

Board Involvement

The Board of Directors (the “Board”) continues to be very active in providing oversight and supervision to the management of the Bank. In addition to the regular monthly Board meetings, the Board committees are active with the Corporate Governance and Loan Committee meeting monthly, Audit Committee meeting quarterly, and Human Resources meeting as needed but usually quarterly. In addition, the Board had previously engaged an investment banking firm, Raymond James, in exploring our strategic options for addressing the Consent Order capital requirements. As of September 30, 2012, the Bank was compliant with all of the Consent Order requirements, and the Board’s Raymond James engagement was a one year engagement that concluded in June 2012.

The Board also formed a special Directors Consent Order Compliance Committee in March 2011 to monitor the Bank’s efforts to comply with the requirements of the Consent Order, meeting as needed to address specific issues. This committee reports on its activities each month at the regular Board meeting.

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “appear,” and “intend,” as well as other similar words and expressions, are intended to identify forward-

looking statements. Actual results may differ materially from the results discussed in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including, without limitation:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2012. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II — OTHER INFORMATION

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

As previously disclosed, In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points. The junior subordinated debentures issued in December 2006 mature in December 2036. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points. As of September 30, 2012, the Company had accrued and owed a total of $537,000 of interest payments on the two junior subordinated debentures.

Also as previously disclosed, on January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2012, the Company has failed to pay seven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2012 there is $953,138 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

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

GREER BANCSHARES INCORPORATED

Dated: November 14, 2012	/s/ R.DennisHennett R. Dennis Hennett President and Chief Executive Officer

Dated: November 14, 2012	/s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr. Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability