Form 10-K
period 2012-12-31
GREER BANCSHARES INC
filed 2013-03-19
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes            ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,058,215 shares) as of June 29, 2012 was $9,261,968. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 19, 2013
Common Stock, $5.00 par value per share	2,486,692 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

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

Item 1. Business

General

Greer Bancshares Incorporated (the “Company”) is a South Carolina corporation and was formed in July 2001 as a one-bank holding company for Greer State Bank (the “Bank”). The Bank was organized in South Carolina under a state banking charter in August 1988, and commenced operations on January 3, 1989. All of the outstanding common shares of the Bank were exchanged for common stock of the new holding company at that time. The primary activity of the holding company is to hold its investment in its banking subsidiary. The common stock of the Company is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol GRBS. The Bank operates under a state charter and provides full banking services to its clients. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the South Carolina Board of Financial Institutions.

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

In 1997, the Bank began an “alternative investments” function with the formation of Greer Financial Services Corporation (“GFSC”), which allows customers to earn a higher rate of return on their money by investing in mutual funds, stock, annuities and similar securities. GFSC was incorporated in South Carolina as a subsidiary of the Bank, but was merged into the Bank in October 2007. GFSC is now a division of the Bank and offers securities exclusively through LPL Financial, a registered broker-dealer. Trust, international and correspondent banking services are not currently offered by the Company, nor are they contemplated at this time.

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. These long-term obligations currently qualify as total risk based capital for the Company. Both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments. The Trust Preferred securities are described more fully below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long Term Borrowings” and in Note 8 to the Financial Statements included in Item 8 below. On January 3, 2011, the Company elected to defer payments on the Trust Preferred Debentures.

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. The “TARP Preferred” stock is described in more detail below under “Supervision & Regulation — Greer Bancshares Incorporated — Participation in the Capital Purchase Program of the Troubled Asset Relief Program” in this Item 1 and in Note 18 to the Financial Statements included in Item 8 below. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the Trust Preferred stock.

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

Location and Service Area

The Bank was organized for the primary purpose of serving local banking needs in Greer and in the surrounding communities and has been primarily engaged in the business of attracting deposits from the general public and using the deposits to make commercial, consumer and mortgage loans. In addition, deposits are also used to invest in acceptable investment securities as defined by Bank policy.

Greer is located approximately 13 miles east of Greenville, South Carolina and approximately 15 miles west of Spartanburg, South Carolina and has borders in both Greenville and Spartanburg counties of South Carolina. The population of Greer was 25,515 according to 2010 census data, which was an increase of 51.5% since the 2000 census.

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

The Bank’s core deposits consist of retail checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit. These deposits, along with short-term borrowings, long-term borrowings, and brokered deposits, are used to support our asset base. Retail deposits comprise 100% of total deposits. Pursuant to the Consent Order between the Bank and regulators discussed under “Supervision and Regulation — Greer State Bank” below, the Bank’s use of brokered deposits is now restricted. Generally, the Bank must obtain prior written determination of no supervisory objection from the Federal Deposit Insurance Corporation before accepting, renewing or rolling over brokered deposits. See additional discussion in Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity.”

Lending Activities

General — The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank’s portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans and other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment. The obligations of state and political subdivisions consist of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2012, 98.6% of the Bank’s loan portfolio is secured and 87.0% of the total loan portfolio is secured by real estate. See additional discussion of credit concentrations related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” in this report.

Commercial Loans — The commercial portion of the portfolio is diversified and includes loans to various types of small to mid-sized businesses secured by non-real estate collateral. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank manages this risk by dealing with locally-owned and managed businesses, establishing an appropriate loan-to-value advance rate and by often requiring personal guarantees and collateral from owners and/or officers. The Bank must evaluate the quality of a company’s management, capitalization and profitability, as well as the industry trends.

Commercial Real Estate Loans — The commercial real estate loan portfolio consists largely of mortgage loans secured by commercial properties located in the communities served by the Bank. A significant portion of these loans are made to fund the acquisition of real estate for residential development, and/or buildings for commercial, industrial, office and retail use. The real estate construction portion of the loan portfolio consists primarily of loans made to finance the on-site construction of 1–4 family residences, commercial properties and medical or business offices.

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

Consumer Loans — The consumer loan portfolio consists of loans to individuals for household, family and other personal expenditures such as automobile financing, home improvements, recreational and educational purposes. Consumer loans are typically structured with fixed rates of interest and full amortization of principal and interest within three to five years. The maximum loan-to-value ratio applicable to consumer loans is generally 85%. This category of loans also includes revolving credit products such as checking overdraft protection. Consumer loans are either unsecured or are secured with various forms of collateral, other than real estate. The Bank minimizes risk by dealing with local customers who have an existing banking relationship. Bank policy prohibits unsecured debt consolidation loans.

Loan Risk Management — The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. The Bank employs a bank consulting firm to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank’s market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2012, the legal lending limit amount for the Bank to lend to any one borrower was $5,573,000. See additional discussion of risk management related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” and “Risk Elements” in this report.

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

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. These competitors are well established with substantially greater resources and lending limits. Many offer services and have extensive branch networks that we do not provide. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are twelve competitor banks (none of which are headquartered in Greer) with nineteen total offices, one savings institution branch (headquartered in Greer), and four credit union branches (one headquartered in nearby Greenville, South Carolina). As of December 31, 2012, the Bank held 23.4% of the FDIC insured deposits in the Greer market. We believe our commitment to quality, personalized service and focus on our local market is a factor that contributes to our competitiveness and success.

Employees

As of December 31, 2012, the Bank had 81 employees, 77 of whom are full-time. The Company does not have any employees other than its two executive officers.

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

The FRB guidelines include a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “-Greer State Bank — Capital Requirements.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Without regulatory approval, we may also issue securities and contribute the proceeds to the Bank, subject to federal and state securities laws.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) became law. Under TARP authorized by EESA, the U.S. Treasury established the Capital Purchase Program (the “CPP”) providing for the purchase of senior preferred shares of qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies. On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock to the U.S. Treasury pursuant to the CPP for aggregate consideration of $9,993,000. As a result of the Company’s participation in the CPP, the Company agreed to certain limitations on executive compensation. On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA, which amends EESA, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. Under ARRA, the Company is subject to additional and more extensive executive compensation limitations and corporate governance requirements. ARRA also permits the Company to redeem the preferred shares it sold to the U.S. Treasury without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the Company’s and the Bank’s appropriate regulatory agency.

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

•	Prohibition on Certain Types of Compensation. EESA prohibits us from providing incentive compensation arrangements that encourage our Senior Executive Officers (“SEO”) to take unnecessary and excessive risks that threaten the value of the financial institution. It also prohibits us from implementing any compensation plan that would encourage manipulation of reported earnings in order to enhance the compensation of any of its employees.

•	Risk Review. EESA requires the compensation committee of our board of directors to meet with our senior risk officer at least semiannually to discuss and evaluate employee compensation plans in light of an assessment of any risk to us posed by such plans. The review is intended to better inform the compensation committee of the risks posed by the plans, and ways to limit such risks.

•	Bonus Prohibition. EESA prohibits the payment of any “bonus, retention award, or incentive compensation” to our most highly-compensated employees. The prohibition includes several limited exceptions, including payments under enforceable agreements that were in existence as of February 11, 2009 and limited amounts of “long-term restricted stock,” discussed below.

•	Limited Amount of Long Term Restricted Stock Excluded from Bonus Prohibition. EESA permits us to pay a limited amount of “long-term” restricted stock. The amount is limited to one-third of the total annual compensation of the employee. EESA requires such stock to have a minimum 2-year vesting requirement and to not “fully vest” until we have repaid all CPP-related obligations. Our compensation committee has not yet chosen to utilize this exception to the bonus prohibition.

•	Golden Parachutes. EESA prohibits any severance payment to an SEO or any of the next five most highly-compensated employees upon termination of employment for any reason. EESA provides an exception for amounts that were earned or accrued prior to termination, such as normal retirement benefits.

•	Clawback. EESA requires us to recover any bonus or other incentive payment paid to a senior executive officer on the basis of materially inaccurate financial or other performance criteria. This requirement applies to the five SEOs and the next 20 most highly compensated employees.

•	Shareholder “Say-on-Pay” Vote Required. EESA requires us to include a non-binding shareholder vote to approve the compensation of executives as disclosed in our proxy statement for our annual shareholders meeting.

•	Policy on Luxury Expenditures. EESA required us to implement a Company-wide policy regarding excessive or luxury expenditures, including excessive expenditures on entertainment or events, office and facility renovations, aviation or other transportation services.

•	Reporting and Certification. EESA requires our CEO and CFO to provide a written certification of compliance with the executive compensation restrictions in EESA in our Form 10-K report. EESA also requires certain disclosures and certifications by the committee to be made to the Federal Reserve, the primary regulator of the Company.

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

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its holders of trust preferred securities, holders of the preferred stock the Company issued to the U.S. Treasury in connection with the CPP and to the Company’s common stock shareholders, will be dividends that the Bank pays to the Company as its sole shareholder.

The Company’s ability to pay dividends on its common stock is limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to January 30, 2012, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred the Series 2009-SP Preferred Stock and Series 2009-WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock, it cannot pay dividends on its common stock.

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

As discussed under “Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Consent Order” below, on March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the Consent Order prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as disclosed below, the Company is under a Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond, which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

Statutory and regulatory limitations also apply to the Bank’s payment of dividends to the Company. These are discussed below under “Greer State Bank — Dividends.”

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

The Bank expensed FDIC insurance premiums of $824,807, $944,610 and $678,379, respectively, in 2012, 2011 and 2010. During 2009, the FDIC required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As a result, the Bank paid $2,174,110 in prepaid assessments to the FDIC in the fourth quarter of 2009, of which $141,207 was expensed in 2009, with the remaining $2,032,903 to be recognized over the next three years based on the FDIC assessment. In 2012 and 2011 the amount of prepaid assessment expensed was $480,676 and $913,377, respectively.

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

Pursuant to EESA, in 2008 the maximum deposit insurance amount per depositor was temporarily increased from $100,000 to $250,000 until December 31, 2013. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the standard maximum deposit insurance amount to $250,000 per depositor. On November 9, 2010 the FDIC issued a final rule under the Dodd-Frank Act that provides unlimited insurance coverage of non-interest bearing transaction accounts from December 31, 2010 through December 31, 2012. As scheduled, as of December 31, 2012 the unlimited insurance coverage for non-interest bearing transaction accounts expired and returned to a maximum of $250,000 per depositor.

Additionally, in 2008, regulatory authorities enacted legislation that enabled the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). The TGLP had two primary components — 1) a transaction account guarantee program (“TAGP”), and 2) a debt guarantee program. Under the TAGP, the FDIC would fully guarantee, until June 30, 2010, all noninterest-bearing transaction accounts, including NOW accounts with interest rates of 0.50 percent or less and IOLTAs. On April 14, 2010, the FDIC extended the TAGP until December 31, 2010, with a revised interest rate of 0.25 percent or less. Under the debt guarantee program of the TLGP, the FDIC guaranteed certain senior unsecured debt of insured depository institutions, or their qualified holding companies, issued between October 14, 2008 and October 31, 2009. After an initial phase-in period, both programs became elective options for banks during 2009.

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

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. The FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2012, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized. The Consent Order entered into with the FDIC imposed new higher minimums on the Bank and the Bank’s ratios exceed those higher minimums as well. See discussion below entitled “Consent Order” and chart below.

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

The actual capital amounts and ratios and minimum regulatory amounts and ratios for the Bank are as follows:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order Dated March 1, 2011(1)
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital
(to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital
(to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

As of December 31, 2011
Total risk-based capital
(to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital
(to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

(1)	See discussion below entitled “Consent Order.”

The Company is also subject to certain capital requirements. At December 31, 2012 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 12.76%, 8.36% and 15.29%, respectively. At December 31, 2011 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 9.16%, 6.13% and 12.04%, respectively.

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

Consent Order. On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the FDIC and the South Carolina Board of Financial Institutions (the “SC Banking Board”). The Consent Order is based on the findings of the FDIC during their on-site examination of the Bank as of June 30, 2010. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight. Specifically, under the terms of the Consent Order, the Bank is required to (i) develop, implement and adhere to a written program to reduce the high level of credit risk; (ii) update and implement written policies and procedures addressing loan policy, allowance for loan losses and other real estate owned; (iii) continue to improve its liquidity position and maintain adequate sources of funding; (iv) obtain prior written determination of no supervisory objection from the FDIC before accepting, renewing or rolling over brokered deposits; (v) update and adhere to a strategic plan designed to improve the condition of the Bank; (vi) develop and submit a capital plan to achieve and maintain certain capital requirements; and (vii) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the Consent Order are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank was to achieve and maintain a Tier 1 capital to average (leverage) ratio assets of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status. As of December 31, 2012 the Bank’s Tier 1 capital ratio was 9.08%, its total risk-based capital ratio was 15.14%, and the Bank was compliant with all of the Consent Order requirements. The Consent Order is discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments-Consent Order.”

On July 7, 2011, the Company entered into a Written Agreement with the Federal Reserve Bank of Richmond (the “FRB”). The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the SC Banking Board.

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

Interest on Demand Deposits. The Dodd-Frank Act also provides that, effective one year after the date of its enactment, depository institutions may pay interest on demand deposits. Although we have not determined the ultimate impact of this aspect of the legislation, we expect interest costs associated with demand deposits to ultimately increase.

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

The Consumer Financial Protection Bureau. The Dodd-Frank Act created the new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the CFPB will promulgate and state attorney generals will have the authority to enforce consumer protection rules the CFPB adopts against state-chartered institutions and national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce our revenue, increase our cost of operations, and could limit our ability to expand into certain products and services.

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

Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. Among other things the Dodd-Frank Act:

•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;

•	enhances independence requirements for compensation committee members;

•	requires a public company to inform investors the reason why the same person is to serve as chairman of the board of directors and chief executive officer, or why different individuals are to serve as chairman of the board of directors and chief executive officer;

•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and

•	provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and require such companies to include such nominees in its proxy materials.

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

We cannot predict what other legislation might be enacted or what other regulations or assessments might be adopted.

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

We intended to promptly address, and have promptly addressed, the issues raised by our regulators in connection with the Consent Order. Our prospects must be considered in light of the risks, expenses and difficulties of promptly addressing these issues. In order to appropriately address the issues identified in the Consent Order, we must, among other things:

•	improve our credit quality;

•	return to sustained profitability;

•	build our customer base focusing on profitable customer relationships;

•	attract sufficient core deposits to reduce our reliance on brokered deposits and borrowed funds to fund our loan growth;

•	attract and retain qualified bank management; and

•	build sufficient regulatory capital.

Our ability to achieve these goals will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues. Failure to comply with the requirements of the Consent Order — particularly capital requirements — could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations. Further, the ability to operate as a going concern could be negatively impacted.

Our Bank may become subject to federal conservatorship or receivership if it cannot comply with the Consent Order or its condition deteriorates.

The Consent Order requires the Bank to, among other things, implement a plan to achieve and maintain minimum capital requirements. The condition of our loan portfolio may deteriorate in the current economic environment and deplete our capital and other financial resources. If we fail to comply with the capital and liquidity funding requirements in the Consent Order, or suffer deterioration in our financial condition, we may be subject to being placed in federal conservatorship or receivership by the FDIC, with the FDIC appointed as conservator or receiver. If this were to occur, the Company would probably suffer a complete loss of the value of its ownership in the Bank and we may subsequently be exposed to significant claims by the FDIC. Federal conservatorship or receivership would also result in the complete loss of your investment as a shareholder.

Given the depressed market value of our common stock, if we were required to raise additional capital, it could have a severe dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2012, we had 7,513,308 shares of additional authorized common stock available for issuance, and 189,507 shares of additional authorized preferred stock available for issuance. We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. We, as well as our banking regulators, continue to regularly perform a variety of capital analyses on the Company and the Bank, in particular taking into account our regulatory capital ratios, financial condition and other relevant factors. If it becomes appropriate in order to maintain or increase our capital levels, we may feel compelled to issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock. Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could substantially dilute the holdings of existing common shareholders. The market price of our common stock could also decline as a result of sales or anticipation of such sales.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets from 2007 through 2011, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. As a consequence, in 2008 the Company experienced losses resulting primarily from substantial impairment charges on investment securities. More recently, the Company’s losses are mainly attributed to increased loan loss provisions and FDIC assessments. Additional declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, will improve significantly, in which case the Company could experience losses, write-downs of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

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

If the above conditions or similar ones exist or worsen, the Company could experience adverse effects on its financial condition and results of operations.

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

Adverse market or economic conditions in South Carolina may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2012, 82.0% of our loans held for investment were for real estate purposes. Of this amount, 16.9% were commercial construction and land development loans, 31.5% were residential loans, 19.3% were owner occupied commercial real estate loans and 32.3% were non-owner occupied commercial real estate loans. We experienced elevated payment delinquencies with respect to these loans throughout 2010 and 2011 which negatively impacted our results of operations. A sustained period of increased payment delinquencies, foreclosures or losses caused by continuing adverse market or economic conditions in the state of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition. However, payment delinquencies declined significantly in 2012.

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

Our loan portfolio includes an elevated, although shrinking, level of residential construction and land development loans, which loans generally have a greater credit risk than residential mortgage loans.

The Bank engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was 13.9% of total loans at December 31, 2012 and December 31, 2011. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. As the residential real estate development and construction market in our markets has deteriorated, our borrowers in this segment have begun to experience difficulty repaying their obligations to us. As a result, our loans to these borrowers have deteriorated and may deteriorate further and may result in additional charge-offs negatively impacting our results of operations. Additionally, to the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales are likely to be at lower prices or at a slower rate than as expected when the loan was made, which may result in such loans being placed on non-accrual status and subject to higher loss estimates even if the borrower keeps interest payments current. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We continue to have elevated levels of other real estate, primarily as a result of foreclosures, and thus anticipate we will continue to have elevated levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, our level of foreclosed properties, primarily those acquired from builders and from residential land developers, has become elevated. Although the level decreased from 2011 to 2012, they are still considered elevated. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. These charges will likely remain elevated, negatively affecting our results of operations.

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

If we were to experience losses at levels that we experienced during 2010 and 2011 we may need to raise additional capital in the future. We may also need to raise capital to support our growth. However, that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. While we believe our capital resources will satisfy our capital requirements for the foreseeable future, we may at some point, if we were to experience significant losses, need to raise additional capital to support or strengthen our capital position. We also may need additional capital to grow the Bank, particularly if regulators were to raise capital requirements.

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

We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank are customer deposits, mortgage backed investment repayments and loan repayments. While scheduled mortgage backed repayments and loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments like those currently being experienced. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, our financial condition and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of our key management personnel. These key officers have important client relationships or are otherwise instrumental to our operations. The loss of key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and in our particular market. We may not be successful in attracting or retaining the personnel we desire.

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

The Bank’s FDIC insurance premiums increased substantially in 2009, and the Company expects to pay significantly higher premiums in the future. A large number of depository institution failures in the United States have significantly depleted the deposit insurance fund (the “DIF”) and reduced the ratio of reserves to insured deposits. In order to restore the DIF to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009. The Dodd-Frank Act increased the minimum designated reserve ratio of the DIF from 1.15% to 1.35% of the estimated amount of total insured deposits. The FDIC may impose additional special assessments in the future.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the regulatory agencies, the Financial Accounting Standards Board, and other authoritative bodies change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. Any changes to such reporting standards may also require us to invest resources to evaluate and make any changes necessary to comply with new reporting standards.

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

Our directors and executive officers, as a group, beneficially owned 19.98% of our outstanding common stock as of February 19, 2012. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

Our ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Our ability to pay cash dividends is limited by regulatory restrictions, by our bank’s ability to pay cash dividends to our holding company and by our need to maintain sufficient capital to support our operations. The ability of the Bank to pay cash dividends to our holding company is limited by its obligation to maintain sufficient capital and by other restrictions on its cash dividends that are applicable to South Carolina state banks and banks that are regulated by the FDIC. If the Bank is not permitted to pay cash dividends to our holding company, it is unlikely that we would be able to pay cash dividends on our common stock.

The Company’s ability to pay dividends on its common stock is limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations. Prior to January 30, 2012, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred the Series 2009-SP Preferred Stock and Series 2009-WP Preferred Stock to a third party, the consent of the Treasury will be required for the Company to declare or pay any dividend or make any distribution on its common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, announced to its holders of common stock an intention to declare, on the Company’s common stock prior to November 17, 2008). Subsequent to January 30, 2012 and prior to January 30, 2019, the foregoing restrictions will likewise be effective, except that generally the Company would be limited to a common stock dividend not in excess of 103% of the per share dividends in effect for the immediately prior fiscal year. Prior to January 30, 2019, unless the Company has redeemed the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock or the Treasury has transferred all of such stock to a third party, the consent of the Treasury will be required for us to redeem, purchase or acquire any shares of our common stock, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the purchase agreement with the Treasury. Furthermore, if the Company is not current in the payment of quarterly dividends on the Series 2009-SP Preferred Stock and the Series 2009-WP Preferred Stock, it cannot pay dividends on its common stock.

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

The Series 2009-SP and Series 2009-WP preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up. Furthermore, in the event that we fail to pay dividends on the Series 2009-SP and Series 2009-WP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors may be increased by two. Holders of the Series 2009-SP and Series 2009-WP preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, would be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. As of December 31, 2012, we have failed to pay dividends on the Series 2009-SP and Series 2009-WP TARP preferred stock for eight quarterly dividend periods. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our banking operations primarily in the counties of Greenville and Spartanburg located in upstate South Carolina. Increased competition in this market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2012, the Bank’s properties consisted of the following four banking facilities, which we believe are fully suitable and adequate for the conduct of our business:

•	Our corporate headquarters and main office located at 1111 West Poinsett Street, Greer, South Carolina 29650.

•	A branch with our operations functions located at 601 North Main Street, Greer, South Carolina 29650.

•	A branch located at 871 South Buncombe Road, Greer, South Carolina 29650.

•	A branch located at 3317 Wade Hampton Boulevard, Taylors, South Carolina 29687.

All buildings and properties, except the land at the Taylors location are owned by the Bank without encumbrances. The land at the Taylors location is owned by the Company and is leased to the Bank. Because the Company reports all activities as one business segment, this one segment uses all of our properties described above.

Item 3. Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information and Dividend History

The common stock of the Company is traded in the over-the-counter market and quoted on the OTC Bulletin Board (symbol: GRBS). As of February 19, 2013 there were 1,107 record holders of our common stock, $5.00 par value per share.

The following table sets forth the high and low “bid” prices per share of the common stock for each quarterly period during the past two fiscal years, as reported on NASDAQ.com. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2012		2011
Quarter	High	Low	High	Low
First	$2.80	$1.35	$4.00	$1.70
Second	$4.50	$1.75	$4.75	$1.30
Third	$4.50	$2.75	$1.50	$1.07
Fourth	$4.00	$3.10	$1.50	$1.30

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available for dividends. Due to the uncertain nature of the current economic environment and certain regulatory restrictions on paying dividends, no cash dividends were declared on common stock in 2012 in order to prudently preserve capital levels. The Company’s ability to pay dividends to its shareholders in the future will depend on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and

Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of the Company, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock also prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend, and the suspension remains in effect as of the date of this report. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. The Company has failed to pay eight such dividends as of December 31, 2012. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors.

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

Item 6. Selected Financial Data

The following table sets forth certain selected financial data concerning Greer Bancshares Incorporated. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and the notes to the consolidated financial statements.

December 31,	2012	2011	2010	2009	2008
(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest and fee income	$14,468	$17,213	$19,880	$21,781	$23,821
Interest expense	4,030	6,264	8,622	10,546	12,790
Net interest income	10,438	10,949	11,258	11,235	11,031
Provision for loan losses	—	3,719	6,675	5,185	4,230
Net interest income after provision for loan losses	10,438	7,230	4,583	6,050	6,801
Noninterest income (loss)	5,411	3,884	5,236	3,326	(5,219)
Noninterest expense	10,724	13,256	12,797	10,523	10,443
Income tax expense (benefit)	—	—	4,318	(636)	(3,421)
Net income (loss)	$4,216	$(2,142)	$(7,296)	$(511)	$(5,440)
Dividends and accretion on preferred stock	723	652	642	581	—
Net income (loss) available to common shareholders	$4,186	$(2,794)	$(7,938)	$(1,092)	$(5,440)

December 31,	2012	2011	2010	2009	2008
(Dollars in thousands, except per share data)
PER COMMON SHARE DATA
Earnings (Loss):
Basic	$1.68	$(1.12)	$(3.19)	$(.44)	$(2.19)
Diluted	1.68	(1.12)	(3.19)	(.44)	(2.19)
Cash dividends declared per common share	—	—	—	—	0.51
Book value	5.06	3.38	3.27	7.21	6.93
Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692	2,486,692	2,485,096
Diluted	2,486,692	2,486,692	2,486,692	2,486,692	2,485,096

SELECTED ACTUAL YEAR END BALANCES
Total assets	$360,709	$383,511	$456,767	$476,791	$437,037
Loans	196,469	226,802	270,000	307,393	311,414
Allowance for loan losses	4,429	6,747	7,495	6,315	5,127
Available for sale securities	136,310	129,857	132,813	124,984	79,874
Held to maturity securities	—	—	—	—	15,977
Deposits	261,439	281,701	319,916	297,230	280,719
Borrowings	60,100	64,000	102,500	135,493	122,000
Subordinated debt	11,341	11,341	11,341	11,341	11,341
TARP Preferred Stock	10,352	10,234	10,126	10,029	—
Total Stockholders’ equity (includes TARP)	22,940	18,638	18,261	27,953	17,826

SELECTED AVERAGE BALANCES
Assets	$374,231	$418,025	$460,355	$465,532	$417,491
Deposits	276,799	305,246	311,656	291,892	266,231
Stockholders’ equity	21,782	18,123	26,178	26,992	21,526

FINANCIAL RATIOS
Return on average assets	1.12%	(0.67)%	(1.72)%	(.23)%	(1.30)%
Return on average equity	19.2%	(15.42)%	(30.32)%	(4.05)%	(25.27)%
Average equity to average assets	5.82%	4.34%	5.69%	5.80%	5.16%
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.

N.M. — Not meaningful

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company’s Business

Greer State Bank (the “Bank”) was organized under a state banking charter in August 1988, and commenced operations on January 3, 1989. Greer Bancshares Incorporated is a South Carolina corporation formed in July 2001, primarily to hold all of the capital stock of the Bank. Greer Bancshares Incorporated and the Bank, its wholly-owned subsidiary, are herein collectively referred to as the “Company.” Sometimes, Greer Bancshares Incorporated is also referred to as the “Company”. In October 2004 and December 2006, Greer Capital Trust I and Greer Capital Trust II (the “Trusts”) were formed, respectively. The Trusts were formed as part of the process of the issuance of trust preferred securities. The Bank engages in commercial and retail banking, emphasizing the needs of small to medium businesses, professional concerns and individuals, primarily in Greer and surrounding areas in the upstate of South Carolina. Greer Bancshares Incorporated currently engages in no business other than owning and managing the Bank. Greer Financial Services, a division of the Bank, provides financial management services and non-deposit product sales.

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

Deferred Tax Asset — At December 31, 2012, the federal deferred tax asset was $6,004,000 with a valuation allowance of $5,691,000. The need for a valuation allowance is considered when it is determined that it is more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In deciding whether a valuation allowance was required, management considered recent pretax losses as significant negative evidence over its ability to realize its net deferred tax assets.

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

Other Real Estate Owned

The Company values other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties. Additional information about our other real estate owned, including our estimates of fair value as of December 31, 2012 and 2011 is included in Note 17 of our financial statements included in Item 8 below, which information is incorporated herein by reference.

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

The Consent Order is based on findings of the FDIC and the Commissioner during their joint examination in August 2010 (the “Examination”). Since the completion of the Examination, our Board of Directors has aggressively taken an active role in working to address the findings contained in the Examination and to improve the condition of the Bank. Our Board and management proactively took steps to comply with the requirements of the Consent Order prior to its effectiveness, including the formation of a special Compliance Committee of nonemployee directors to assist our Board in overseeing compliance efforts. The initiatives put in place by our Board and management were expected to achieve, and as of December 31, 2012 have achieved, compliance with all of the requirements contained in the Consent Order.

The Consent Order requires the Bank to undertake a number of actions:

•	Our Board must enhance its supervision of the Bank’s activities, and oversee the efforts of the Bank’s management in complying with the Consent Order.

•	The Bank must develop and approve a written analysis and independent assessment of the Bank’s management and staffing needs in order to assure that the Bank has and will retain qualified management.

•	The Bank must notify the FDIC and the Commissioner (collectively, the “Regulators”) of the resignation or termination of any of the Bank’s directors or senior executive officers and notify the Regulators and receive their approval prior to appointing any new such director or senior executive officer.

•	Within 150 days of March 1, 2011, the Bank must achieve and maintain Tier 1 capital at least equal to 8% of total assets and Total Risk-Based capital equal to at least 10% of total risk-weighted assets.

•	The Bank must submit to the Regulators a written capital plan detailing the steps it will take to achieve the capital requirements. Such capital plan must include a contingency plan to sell or merge the Bank in the event it fails to meet the capital requirements.

•	The Bank must adopt and implement a written plan addressing liquidity, contingency funding and asset liability management.

•	The Bank must charge off certain classified assets identified in the Examination.

•	The Bank must formulate a written plan to reduce the Bank’s risk exposure in relationships with certain classified assets in excess of $500,000. Such plan must progressively effect the reduction of such classified assets over 180, 360, 540 and 720 days.

•	The Bank must generally refrain from extending additional credit to troubled borrowers.

•	The Bank must prepare a written strategic plan.

•	The Bank must revise and fully implement its written lending and collection policies.

•	The Bank must perform a risk segmentation analysis, and our Board must develop a plan to reduce any segment of the loan portfolio which the Regulators deem to be an undue concentration of credit.

•	Our Board must review the adequacy of the Banks’ allowance for loan losses and establish a comprehensive policy for determining its adequacy.

•	The Bank must formulate and implement a written plan to improve and sustain Bank earnings, and annually revise such plan.

•	The Bank must develop and implement a written policy for managing interest rate risk, in compliance with regulatory requirements.

•	The Bank must correct all violations of regulations described in the Examination.

•	While the Consent Order is in effect, the Bank may not declare or pay dividends or bonuses without the prior written approval of the Regulators, nor make any distributions of interest, principal or other sums on subordinated debentures.

•	While the Consent Order is in effect, the Bank generally may not accept, renew or roll over any brokered deposits. The Bank must submit to the Regulators a written plan for eliminating its reliance on brokered deposits.

•	While the Consent Order is in effect, the Bank must limit asset growth to no more than 5% per calendar year.

•	The Bank must provide quarterly progress reports to the Regulators.

The plans, policies and procedures which the Bank is required to prepare under the Consent Order are generally subject to approval by the Regulators before implementation.

The Consent Order will remain in effect until modified or terminated by the FDIC and the Commissioner. Our Board and management are striving to cause the Bank to comply with the Consent Order. However, meeting some requirements may be difficult, and there can be no assurance that the Bank will be able to comply fully with all of the Consent Order’s provisions. Failure to meet these requirements could result in additional regulatory action, which could lead to the Bank being taken into receivership by the FDIC.

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

As of December 31, 2012, the Bank was compliant with all of the Consent Order requirements. The Tier One Capital Ratio was 9.08% and the Total Risk Based Capital Ratio was 15.14% as of December 31, 2012.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement is intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements are in addition to those of the Consent Order entered into by the Bank with the FDIC and the Commissioner.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of December 31, 2012, the Company was compliant with all of the Written Agreement requirements.

Deferral of Preferred Dividends and Trust Preferred Interest

On January 3, 2011, the Company gave notice of its election pursuant to the terms of its two issues of trust preferred securities, to defer payments of interest on such securities beginning in January 2011. The outstanding trust preferred securities total $11.3 million. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As of December 31, 2012, the Company had accrued and owed a total of $608,000 of interest payments on the two junior subordinated debentures As a condition to deferring payments of interest, the Company is generally prohibited from paying any dividends on its capital stock until deferred interest has been paid. Accordingly, so long as trust preferred interest is deferred, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock issued to the U.S. Treasury Department as part of the Troubled Assets Relief Program (the “TARP Preferred”).

On January 6, 2011, the Company also gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the TARP Preferred. Dividends under the TARP Preferred cumulate and compound when not paid. As of December 31, 2012, the outstanding principal amount of the TARP Preferred was approximately $10.4 million. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. As of December 31, 2012 the Company has failed to pay eight such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of December 31, 2012 there was $1,089,300 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. Also, the terms of the TARP Preferred prohibit the Company from paying any dividends on its common stock while payments on the TARP Preferred are in arrears.

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

Results of Operations

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of the Company and its wholly-owned subsidiary, the Bank. The commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

The following discussion describes our results of operations for 2012 as compared to 2011 and 2011 compared to 2010. The Company’s financial condition as of December 31, 2012 as compared to December 31, 2011 is also analyzed. Like most community banks, the Bank derives most of its income from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, on which interest is paid on 83 percent of the accounts. The Bank also utilizes Federal Home Loan Bank (“FHLB”) advances, the Federal Reserve discount window, federal funds purchased and repurchase agreements for funding loans and investments. One of the key measures of success is net interest margin, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and other borrowings as a percentage of interest-earning assets. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

A number of tables have been included to assist in the description of these measures. For example, the “Average Balances” table shows the average balances during 2012, 2011 and 2010 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category. A review of this table shows that loans typically provide higher interest yields than do other types of interest earning assets, resulting in management’s intent to channel a substantial percentage of funding sources into the loan portfolio. Similarly, the “Analysis of Changes in Net Interest Income” table demonstrates the impact of changing interest rates and the changing volume of assets and liabilities during the years shown. Finally, a number of tables have been included that provide detail about the Company’s investment securities, loans, deposits and other borrowings.

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

Year ended December 31, 2012 compared with year ended December 31, 2011

The Company recorded net income attributable to common shareholders of $4,186,000 for the year ended December 31, 2012, compared to a net loss attributable to common shareholders of $2,794,000 for the year ended December 31, 2011. Income per diluted common share for the year ended December 31, 2012 was $1.68, compared to loss per diluted common share of $1.12 for the year ended December 31, 2011. The net income in 2012 was aided significantly by a net gain on investment transactions of $2,147,000, which included $2,789,000 of gains on securities offset with $642,000 of FHLB prepayment penalties. These gains were the result of market conditions in 2012 and do not necessarily indicate a trend that will continue into 2013 or beyond. The Company also did not incur any loan loss provision in 2012. This was due to a reduction in the size of the loan portfolio along with significant reductions in non-accrual loans, impaired loans and delinquent loans. The net loss in 2011 was due primarily to the loan loss provision, real estate owned expenses and FDIC deposit insurance assessments, partially offset by gain on sale of investment securities. Net interest income decreased to $10,438,000 for the year ended December 31, 2012. Noninterest income increased $1,527,000 or 39.3%, in 2012 compared to 2011 primarily as a result of increased gains on sale of investments of $1,709,000. Noninterest expenses decreased by $2,532,000, or 19.1%, in 2012 compared to 2011 primarily as the result of a decrease in real estate owned expenses.

Year ended December 31, 2011 compared with year ended December 31, 2010

The Company recorded a net loss attributable to common shareholders of $2,794,000 for the year ended December 31, 2011, compared to a net loss attributable to common shareholders of $7,938,000 for the year ended December 31, 2010. The loss per diluted common share for the year ended December 31, 2011 was $1.12, compared to loss per diluted common share of $3.19 for the year ended December 31, 2010. The net loss in 2011 was due primarily to the loan loss provision, real estate owned expenses and FDIC deposit insurance assessments, partially offset by gain on sale of investment securities. Net interest income decreased slightly to $10,949,000 for the year ended December 31, 2011. Noninterest income decreased $1,352,000 or 25.8%, in 2011 compared to 2010 primarily as a result of reduced gains on sale of investments of $1,129,000. Noninterest expenses increased slightly by $459,000, or 3.6%, in 2011 compared to 2010 primarily as the result of an increase in professional fees and FDIC insurance assessments.

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

Net interest income decreased to $10,438,000 for the year ended December 31, 2012 primarily as the result of decreases in the volume of interest earning assets. The Bank’s average earning assets decreased by $43.2 million, or 10.9%, during 2012. This reduction in earning assets resulted from our intentional restructuring of our balance sheet that was intended to increase our capital ratios. Interest income on earning assets decreased by $2,745,000, or 15.9%. Interest income was also negatively impacted by foregone interest on non-accrual loans. While the foregone interest reduced net interest income by $131,000 in 2012, this was actually an improvement over the 2011 amount of foregone interest of $705,000. The Bank’s interest bearing liabilities decreased, and interest expense declined by $2,234,000, or 35.7% compared to 2011. The yield on average interest earning assets declined by 32 basis points in 2012. However, the yield paid on interest bearing liabilities decreased by 44 basis points. The decline in interest expense, while offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2012.

Net interest income decreased slightly to $10,949,000 for the year ended December 31, 2011 primarily as the result of decreases in the volume of interest earning assets. The Bank’s average earning assets decreased by $37.4 million, or 8.6%, during 2011. This reduction in earning assets resulted from our intentional restructuring of our balance sheet that was intended to increase our capital ratios. Interest income on earning assets decreased by $2,667,000, or 13.4%. Interest income was also negatively impacted by foregone interest on non-accrual loans. While the foregone interest reduced our net interest income by $705,000 in 2011, this was actually an improvement over our 2012 amount of foregone interest of $753,000. The Bank’s interest bearing liabilities decreased, and interest expense declined by $2,358,000, or 27.3% compared to 2010. The yield on average interest earning assets declined by 19 basis points in 2011. However, the yield paid on interest bearing liabilities decreased by 41 basis points. The decline in interest expense, while offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2011.

The following table sets forth for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses and Rates

Year Ended December 31,	2012			2011			2010
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets:
Interest Earning Assets:
Taxable Investments	$121,057	$2,698	2.23%	$103,101	$2,899	2.81%	$101,237	$3,026	2.99%
Non-Taxable Investments	16,147	607	5.67%	31,112	1,202	5.88%	25,507	1,052	6.39%
Int. Bearing Deposits in other banks	6,822	14	.21%	12,931	36	.28%	7,134	12	.17%
Federal Funds Sold	1,610	7	.43%	3,411	8	.23%	5,455	30	.55%
Loans (2)	207,970	11,142	5.36%	246,262	13,068	5.31%	294,851	15,760	5.35%
Total Interest Earning Assets	353,606	14,468	4.18%	396,817	17,213	4.50%	434,184	19,880	4.69%

Other noninterest-earning assets	20,625			21,208			26,171
Total Assets	$374,231			$418,025			$460,355

Liabilities and Stockholder’s Equity
Interest Bearing Liabilities:
NOW Accounts	$50,403	58	0.11%	$47,434	69	0.15%	$45,991	97	0.21%
Money Market and Savings	70,634	629	0.89%	75,333	1,137	1.51%	58,702	1,166	1.99%
Time Deposits	117,721	1,204	1.02%	146,983	2,316	1.58%	175,740	3,527	2.01%
Federal Funds Purchased	52	1	1.25%	29	—	1.01%	1,977	5	.05%
Repurchase Agreements	15,000	549	3.66%	15,000	548	3.65%	15,000	548	3.65%
FHLB Borrowings	44,118	1,294	2.93%	63,905	1,931	3.02%	92,278	3,016	3.27%
Other Long Term Debt	11,341	296	2.61%	11,341	263	2.32%	11,341	263	2.33%
Total Interest Bearing Liabilities	309,269	4,030	1.30%	360,025	6,264	1.74%	401,029	8,622	2.15%

Noninterest-Bearing Liabilities:
Demand Deposits	38,041			35,496			31,223
Other Liabilities	5,139			4,381			1,925
Total Noninterest-Bearing Liabilities	43,180			39,877			33,148
Total Liabilities	352,449			399,902			434,177

Stockholders’ Equity	21,782			18,123			26,178
Total Liabilities and Stockholders’ Equity	$374,231			$418,025			$460,355
Net Interest Spread			2.88%			2.76%			2.54%
Net Interest Income		$10,438			$10,949			$11,258
Net Interest Yield			3.04%			2.92%			2.71%

(1)	All yields/rates are computed on a tax equivalent basis at a federal tax rate of 34%.

(2)	Average loan balances include nonaccrual loans. All loans and deposits are domestic. Loan fees are included in loan income amounts.

The following table sets forth the effect that the varying levels of earning assets and interest-bearing liabilities and the changes in applicable rates have had on changes in net interest income during the periods indicated. The net changes in net interest income in this table expand the differences in net interest income in the previous table, “Average Balances, Income, Expenses and Rates.”

Analysis of Changes in Net Interest Income

Year Ended December 31,	2012 Compared with 2011			2011 Compared with 2010
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Taxable Investments	$504	$(705)	$(201)	$56	$(183)	$(127)
Non-Taxable Investments	(578)	(17)	(595)	231	(81)	150
Interest-Bearing Deposits in other banks	(17)	(5)	(22)	9	15	24
Federal Funds Sold	(4)	3	(1)	(11)	(11)	(22)
Loans	(2,032)	106	(1,926)	(2,597)	(95)	(2,692)
Total	(2,127)	(618)	(2,745)	(2,312)	(355)	(2,667)
Interest Expense:
NOW Accounts	4	(15)	(11)	3	(31)	(28)
Money Market and Savings	(71)	(436)	(507)	331	(360)	(29)
Time Deposits	(461)	(652)	(1,113)	(578)	(633)	(1,211)
Federal Funds Purchased	—	1	1	(5)	—	(5)
Repurchase Agreements	—	—	—	—	—	—
FHLB Borrowings	(597)	(40)	(637)	(928)	(157)	(1,085)
Other Long Term Debt	—	33	33	—	—	—
Total	(1,125)	(1,109)	(2,234)	(1,177)	(1,181)	(2,358)
Net Interest Income	$(1,002)	$491	$(511)	$(1,135)	$826	$(309)

The rate/volume variances (change in volume times change in rate) have been allocated to the change attributable to rate.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company was liability sensitive (which means we had a larger volume of liabilities repricing than assets) in the up to three months gap as well as liability sensitive from three to twelve months as of December 31, 2012. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The table included above shows the changes in interest income and expense during 2012 and 2011, and allocates the appropriate amount of income or expense to changes in rate or changes in volume. As compared to 2011, in 2012 interest income decreased by $2,745,000 and interest expense decreased by $2,234,000, resulting in a decrease of $511,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in net interest expense is attributable to both decreases in market interest rates as term interest bearing deposits reprice and decreases in time deposits and FHLB borrowings.

As compared to 2010, in 2011 interest income decreased by $2,667,000 and interest expense decreased by $2,358,000, resulting in a decrease of $309,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in net interest expense is attributable to both decreases in market interest rates as term interest bearing deposits reprice and decreases in time deposits and FHLB borrowings.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made as needed to maintain the allowance at an appropriate level based on management’s analysis of the inherent probable losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, and the amount of loan losses actually charged against the reserve during the period and current economic conditions. During 2012, the Bank did not have to provide for loan losses, resulting in a balance in the allowance for loan losses of $4,429,000 at December 31, 2012 after considering net charge-offs of $2,318,000. The reserve for loan losses was 2.25% and 2.97% of total loans for the years ended December 31, 2012 and 2011, respectively. Non-performing loans (i.e., loans ninety days or more past due and loans on non-accrual status) as a percentage of total assets decreased from 2.72% to 1.09%, or $6,515,000 from December 31, 2011 to December 31, 2012. This decrease was primarily a result of approximately $2,620,000 in loan charge-offs and approximately $2,998,000 in transfers of collateral to other real estate owned (“OREO”). Management continues to carefully analyze the loan portfolio to ensure the timely identification of problem loans and believes the current reserve level is adequate as indicated by the Bank’s loan loss reserve model at December 31, 2012.

Potential problem loans, which are not included in non-performing loans or impaired loans, amounted to $17,390,000, or 8.85% of total loans outstanding at December 31, 2012. This is a decrease of $6,924,000, or 28.5%, from potential problem loans totaling $24,314,000 at December 31, 2011. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Eight construction and land development loan relationships totaling $6,199,000 were included in potential problem loans at December 31, 2012. While these loans are currently performing under the contract terms, the construction or development projects are not performing as originally projected, due to a decline in the sale of lots.

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

Noninterest Income

Noninterest income increased $1,527,000, or 39.3%, in 2012 compared to 2011. The increase was primarily due to increased gains on sale of investment securities of $1,709,000 in 2012. Customer services fees decreased by $50,000 or 6.8% in 2012 compared to 2011. This was primarily a result of a decrease of $31,000 in non-sufficient funds fees.

Noninterest income decreased $1,276,000, or 25.2%, in 2011 compared to 2010. The decrease was primarily due to reduced gains on sale of investment securities of $1,129,000 in 2011. Customer services fees also decreased by $53,000 or 6.6% in 2011 compared to 2010. This was a result of a decrease of $57,000 in non-sufficient funds fees.

Noninterest Expenses

Noninterest expenses decreased $2,532,000, or 1.9%, in 2012 compared to 2011 primarily as the result of a decrease in OREO and foreclosure expenses. OREO expenses and foreclosure expenses decreased by $2,586,000, or 71.1%, in 2012 compared to 2011 due to continued decreasing levels in Bank owned real estate.

Noninterest expenses increased $459,000, or 3.6%, in 2011 compared to 2010 primarily as the result of an increase in professional fees and FDIC assessments. Professional fees include attorneys, consultants and accountants. These fees have increased due to increased levels of work associated with the Consent Order. OREO expenses and foreclosure expenses increased slightly by $73,000, or 2.0%, in 2011 compared to 2010 due to continued elevated levels in Bank owned real estate, net realizable valuation adjustments needed as updated appraisals were received during the holding period, payment of property taxes and repairs needed to maintain the real estate in marketable condition. Updated appraisals are generally required every nine to twelve months.

Income Taxes

The Company recorded $216,000 in state income tax expense for the year ended December 31, 2012 and none in 2011 due to the operating loss in 2011. The Company recorded no federal income tax expense for the years ended December 31, 2012 or 2011 due to the operating loss carry-forwards used for federal tax purposes.

The Company recorded no income tax expense for the year ended December 31, 2011 due to the operating loss, compared to income tax expense of $4,318,000 for the year ended December 31, 2010. The 2010 income tax expense was solely the result of recording a valuation allowance on temporary tax differences and net operating loss carryforwards.

At December 31, 2012, the Company had a federal deferred tax asset of $6,004,000 with a valuation allowance of $5,691,000. At December 31, 2011, the Company had a federal deferred tax asset of $7,471,000 with a valuation allowance of $7,100,000.

Capital Resources

Total capital of the Company increased $4,302,000 from December 31, 2011 to December 31, 2012 primarily as a result of net income before taxes of $5,125,000 offset by a decrease in accumulated comprehensive income of $655,000.

Total capital of the Company increased $377,000 from December 31, 2010 to December 31, 2011 primarily as a result of the accumulated other comprehensive income of $2,433,000 offset by the net loss of $2,142,000.

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

As discussed above under “Recent Developments,” on March 1, 2011, the Bank entered into the Consent Order with its primary Federal regulator, the FDIC, and the S.C. Board of Financial Institutions. The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity and interest rate risk. In addition, the FDIC has established minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, by August 1, 2011, the Bank was to achieve and maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. As disclosed under “Risk-Based Capital Ratios” below, the Bank at December 31, 2011 met the total risk-based capital ratio but not the leverage ratio. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well capitalized.” If the Bank was unable to achieve the required capital ratios within the specific timeframes, further regulatory actions could have been taken. Further, the Bank’s ability to operate as a going concern could have been negatively impacted. As of December 31, 2012, the Bank met all of the required capital ratios.

Management has researched available options for raising additional capital. While there is not a ready market for bank capital investments, the minimum capital ratios required by the Consent Order were attained through the reduction of total assets and the retention of current year profits. The reduction of assets was primarily attained by principal pay downs on loans combined with limiting lending activity.

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

The Bank and the Company exceeded minimum regulatory capital requirements and are “adequately capitalized” (as defined by the applicable regulations of the FDIC and the FRB) at December 31, 2012, 2011 and 2010 as set forth in the following table. In addition, the Bank’s ratio of Tier 1 capital to average assets as of December 31, 2012 meets the requirements of the Bank’s Consent Order with the FDIC and the South Carolina Board of Financial Institutions. See Note 16 of the accompanying consolidated financial statements for minimum and well capitalized regulatory requirements.

Risk-Based Capital Ratios

(Dollars in thousands)
	2012	2011	2010
Bank
Tier 1 Capital	$32,723	$27,531	$29,334
Tier 2 Capital	2,961	3,314	3,923

Total Qualifying Capital	$35,684	$30,845	$33,257

Risk-adjusted total assets	$235,666	$260,954	$309,480
(including off-balance-sheet exposures)

Tier 1 risk-based capital ratio	13.89%	10.55%	9.48%
Total risk-based capital ratio	15.14%	11.82%	10.75%
Tier 1 leverage ratio	9.08%	7.05%	6.45%

Greer Bancshares
Tier 1 risk-based capital ratio	12.76%	9.16%	8.6%
Total risk-based capital ratio	15.29%	12.04%	11.0%
Tier 1 leverage ratio	8.36%	6.13%	5.8%

The Company’s ability to pay dividends depends on its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of the Company, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The TARP Preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the TARP Preferred.

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

Liquidity

The Company manages its liquidity for both the asset and liability side of the balance sheet through coordinating the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds purchased and sold and deposit levels. The Company has federal funds lines in place totaling $12 million, the ability to borrow additional funds from the Federal Reserve Discount Window using the Bank’s qualifying non-real estate consumer and commercial loans, the ability to borrow additional funds from the FHLB of up to 25% of the Bank’s assets and also has a repurchase agreement line, currently fully drawn, with Deutsche Bank Securities, Inc., totaling $15 million. Use of the Federal Reserve, FHLB and repurchase lines is subject to the availability of acceptable collateral. As of December 31, 2012, the Company had approximately $98,475,000 in available collateral, including loans and securities, for all lines. Management has established policies and procedures governing the length of time to maturity on loans and investments and has established policies regarding the use of alternative funding sources. In the opinion of management, the deposit base and lines of credit can adequately support short-term liquidity needs. Management has a contingency liquidity plan in place in the event lines of credit are reduced and/or collateral availability diminishes.

Impact of Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guaranty the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Both of these products are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At December 31, 2012 and 2011, the Company’s commitments to extend credit totaled $31,131,000 and $26,472,000, respectively. Additional information about the Company’s commitments to extend credit is set forth in Note 10 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Investment Portfolio

The following tables summarize the carrying value of investment securities as of the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)
	December 31, 2012	December 31, 2011	December 31, 2010
United States Government and other agency obligations	$29,345	$—	$—
Mortgage-backed securities	72,609	91,209	101,793
Municipal securities	33,943	38,338	30,638
Collateralized debt obligation	413	310	382
	$136,310	$129,857	$132,813

The following table summarizes the carrying value of securities of any issuer that exceeds 10% of the Company’s capital as of December 31, 2012.

(Dollars in thousands)
FHLB	$5,996
FHLMC	48,404
FNMA	25,179
GNMA	13,618
SBA	6,744
$99,941

The following tables summarize the carrying value and estimated market value of investment securities and weighted-average yields of those securities at December 31, 2012. The yields are based upon amortized cost. The yield on securities of state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Portfolio Composition

(Dollars in thousands) December 31, 2012	Due One Year or Less	One Year Through Five Years	Five Years Through Ten Years	After Ten Years	Total	Estimated Market Value	Average Maturity in Years
Available-for-sale
US government and other agency obligations	$—	$—	$—	$29,345	$29,345	$29,345	15.16
Mortgage-backed securities	—	118	2,251	70,240	72,609	72,609	21.46
Municipal securities	109	712	6,799	26,323	33,943	33,943	12.73
Collateralized debt obligation	—	—	—	413	413	413	21.55
Total	$109	$830	$9,050	$126,321	$136,310	$136,310
Available-For-Sale
Weighted Average Yields:
US government and other agency obligations	0.0%	0.0%	0.0%	2.5%	2.5%
Mortgage-backed securities	0.0%	5.3%	2.5%	1.9%	1.9%
Municipal securities	4.7%	4.7%	3.3%	3.5%	3.5%
Collateralized debt obligation	0.0%	0.0%	0.0%	0.0%	0.0%

Due to sales of investment securities during 2012, the Company’s tax exempt municipal holdings have decreased from $32.3 million as of December 31, 2011 to $8.4 million as of December 31, 2012.

Investment securities in an unrealized loss position as of December 31, 2012 continue to perform as scheduled. Investment securities are evaluated monthly for indicators of other-than-temporary impairment (“OTTI”). Impairment is considered to have occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred 1) if there is intent to sell the security; 2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or 3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not we will be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Our securities may further decline in value in future periods, which may require additional charges for other than temporary impairment of securities.

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

The Bank’s loan officers and loan administration staff are charged with monitoring the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, the Bank utilizes several credit risk identification and monitoring processes.

Lending Activities

The Company extends credit primarily to consumers and small to medium businesses in Greenville and Spartanburg counties and, to a limited extent, customers in surrounding areas.

While the Company’s corporate office is located in Greer, South Carolina, its service area is mixed in nature. The Greenville-Spartanburg area is a regional business center whose economy generally contains elements of manufacturing, higher education, regional health care and distribution facilities. Outside the incorporated city limits of Greer, the economy generally includes manufacturing, agriculture and industry. No particular category or segment of the economy previously described is expected to grow or contract disproportionately in 2013.

Total loans outstanding were $196,469,000 and $226,802,000 at December 31, 2012 and 2011, respectively. See Loan Portfolio Composition table below for concentration by credit type. Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.

The Company’s ratio of loans to deposits was 75.1% and 80.5% at December 31, 2012 and 2011, respectively. The loan to deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base. The decrease in the loans to deposits ratio is primarily due to the reduction of loan demand combined with continued principle reductions, resulting in a greater decrease in loan volume than the decrease in the deposit volume.

The following table summarizes the composition of the loan portfolio by category at the dates indicated.

Loan Portfolio

Year-end loans consisted of the following:

(Dollars in thousands)
	2012	2011	2010
Commercial and industrial:
Commercial	$29,477	$38,618	$49,467
Leases & other	2,390	753	342
Total Commercial and industrial:	31,867	39,371	49,809

Commercial real estate:
Construction/land	27,227	31,514	40,243
Commercial mortgages — owner occupied	31,154	38,921	42,569
Other commercial mortgages	51,948	58,771	71,213
Total commercial real estate	110,329	129,206	154,025

Consumer real estate:
1–4 residential	32,757	31,699	35,027
Home equity loans and lines of credit	18,014	22,385	25,846
Total Consumer real estate	50,771	54,084	60,873

Consumer installment:
Consumer installment	3,502	4,141	5,293

Total loans	196,469	226,802	270,000
Allowance for loan losses	(4,429)	(6,747)	(7,495)

Net loans	$192,040	$220,055	$262,505

The Company’s loan portfolio contains a significant percentage of real estate mortgage loans. Compared to December 31, 2011, real estate loans decreased by $22,190,000 to $161,100,000 during the twelve months ended December 31, 2012. At December 31, 2012 real estate loans represented 82.0% of the total loan portfolio compared to 80.81% at December 31, 2011. The slight increase in real estate mortgage loans as a percentage of total loans can be attributed to the slowing demand in the Company’s market area for commercial and consumer installment loans, which is a result of a softening local economy and tightened underwriting standards. In an effort to effectively manage its interest rate risk, over the past several years the Company has not offered in-house long-term fixed rate mortgage loans; however, the Company has offered five-year and seven-year balloon mortgage loan products at competitive rates. The Company continues to offer fixed rate long term mortgages through secondary market investor loan programs. Commercial and industrial loans decreased to $31,867,000 during 2012 as a result of a softening local economy. Commercial and industrial loans comprised 16.22% and 17.36% of the total loan portfolio at December 31, 2012 and 2011, respectively.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes the loan maturity distribution for the selected categories as of December 31, 2012. The Company has a total of $91,565,000 in variable rate loans indexed to the Wall Street Journal Prime rate.

December 31, 2012	Commercial		Real Estate- Construction/Land		Total
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Due One Year or Less	$14,549	49.36%	$10,971	40.29%	$25,520	45.01%
Due One Year through Five Years	12,646	42.90%	15,728	57.77%	28,374	50.04%
Due After Five Years	2,282	7.74%	528	1.94%	2,810	4.95%
Total	$29,477	100.00%	$27,227	100.00%	$56,704	100.00%

For loans in the selected categories above with maturities greater than one year, $9,754,000 have variable rates and $21,430,000 have fixed rates.

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

The following table states the approximate aggregate amount of problem assets in each of the following categories at December 31:

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonperforming loans:
Nonaccrual-real estate mortgage	$772	$3,069	$7,342	$6,426	$4,727
Nonaccrual-commercial and industrial	2	273	—	273	338
Nonaccrual-consumer	—	132	251	26	3
90 days or more past due and still accruing interest	—	—	—	561	86
Non-performing Troubled debt restructurings	3,160	6,975	11,112	—	—
Total nonperforming loans	3,934	10,449	18,705	7,286	5,154

Foreclosed properties:
Foreclosed properties-residential real estate	3,172	5,382	7,380	5,068	675
Foreclosed properties-commercial real estate	1,535	1,087	1,658	3,426	1,167
Total foreclosed properties	4,707	6,469	9,038	8,494	1,842
Total nonperforming assets	$8,641	$16,918	$27,743	$15,780	$6,996

Total performing Troubled debt restructurings	$2,094	$5,075	$242	$7,528	$—

Nonperforming assets to total loans and foreclosed properties at period end	4.30%	7.25%	9.94%	5.00%	2.23%
Nonperforming assets to total assets at period end	2.40%	4.41%	6.07%	3.31%	1.60%
Allowance for loan losses to nonperforming loans at period end	112.58%	64.57%	40.06%	86.67%	99.48%

Nonperforming loans and impaired loans are defined differently. Nonperforming loans are non-accrual loans as well as loans that are 90 days past due and still accruing interest. Impaired loans are loans that, based upon current information and events, it is considered probable that the Company will be unable to collect all amounts of contractual interest and principal as scheduled in the loan agreement. Some loans may be included in both categories, whereas other loans may only be included in one category.

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

Information about the Bank’s policy for placing loans on nonaccrual status, the interest income that would have been recorded in the year ended December 31, 2012 if all non-performing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in net income for the year ended December 31, 2012 is set forth in Note 3 to the financial statements included in Item 8 below, which is incorporated herein by reference.

The following table sets forth certain information with respect to the allowance for loan losses and the composition of charge-offs and recoveries for each of the last five years.

Summary of Loan Loss Experience

(Dollars in thousands)	2012	2011	2010	2009	2008
Total loans outstanding at end of year	$196,469	$226,802	$270,000	$307,393	$311,414
Average loans outstanding	$207,970	$246,262	$294,851	$309,162	$285,818

Balance, beginning of year	$6,747	$7,495	$6,315	$5,127	$2,233
Loans charged-off
Commercial and industrial	655	1,470	991	702	494
Real estate — mortgage and construction	1,927	3,616	4,076	3,137	613
Consumer	38	64	561	218	278
Total loans charged-off	2,620	5,150	5,628	4,057	1,385

Recoveries of previous loan losses
Commercial, industrial and leases	237	209	66	17	11
Real estate — mortgage and construction	56	454	14	7	—
Consumer	9	20	53	36	38
Total loan recoveries	302	683	133	60	149

Net charge-offs	2,318	4,467	5,495	3,997	1,336
Provision charged to operations	—	3,719	6,675	5,185	4,230
Balance, end of year	$4,429	$6,747	$7,495	$6,315	$5,127

Ratios:
Allowance for loan losses to average loans	2.13%	2.74%	2.54%	2.04%	1.79%
Allowance for loan losses to period end loans	2.25%	2.97%	2.78%	2.05%	1.65%
Net charge offs to average loans	1.11%	1.81%	1.86%	1.29%	0.47%

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

Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due. As of December 31, 2012 the Bank had impaired commercial real estate loans of $4,294,000 and impaired commercial and industrial loans of $1,126,000. The average amount of impaired loans outstanding during 2012 was $10,225,000. There was no interest income recognized on the impaired loans. Large groups of smaller balance homogenous loans that may meet these criteria are not evaluated individually for impairment, so they are not included in the impaired loan totals.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $5,254,000 and $12,050,000 at December 31, 2012 and 2011, respectively.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to $17,390,000, or 8.85%, of total loans outstanding at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Deposits

Average deposits were $276,799,000 and $305,246,000 during 2012 and 2011, respectively. NOW accounts increased $455,000, or 0.89%, from December 31, 2011 to December 31, 2012. Money market and savings deposits increased $44,000, or 0.07%, from December 31, 2011 to December 31, 2012. Time deposits decreased $29,741,000, or 23.31% over the same period. This was accomplished with rate reductions and was part of the planned balance sheet reduction to increase capital ratios.

Contractual maturities of all time deposits at December 31, 2012 were as follows: twelve months or less —$78,088,000, over twelve months through thirty-six months — $19,772,000. There were no maturities over thirty-six months.

The following table summarizes the Bank’s average deposits by categories at the dates indicated.

Year Ended December 31,	2012		2011		2010
	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
(Dollars in thousands)
Noninterest-Bearing Deposits
Demand Deposits	$38,041	13.74%	$35,496	11.63%	$31,223	10.02%

Interest Bearing Liabilities
NOW Accounts	50,403	18.21%	47,434	15.54%	45,991	14.76%
Money Market and Savings	70,634	25.52%	75,333	24.68%	58,702	18.83%
Time Deposits	117,721	42.53%	146,983	48.15%	175,740	56.39%
Total Deposits	$276,799	100.00%	$305,246	100.00%	$311,656	100.00%

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $213,617,000, $224,499,000, and $242,876,000 at December 31, 2012, 2011 and 2010, respectively.

Time deposits of $100,000 or more totaled $47,822,000, $57,202,000 and $77,040,000 at December 31, 2012, 2011 and 2010, respectively. Included in these amounts are brokered deposits of $3,245,000 and $13,000,000 at December 31, 2011 and 2010, respectively. There are no brokered deposits at December 31, 2012. Scheduled maturities were as follows:

December 31,	2012	2011	2010
(Dollars in thousands)
Maturing in 3 months or less	$14,927	$10,019	$18,931
Maturing after 3 months but less than 6 months	9,338	15,602	18,035
Maturing after 6 months but less than 12 months	12,757	19,806	25,685
Maturing after 12 months	10,800	11,775	14,389
Total	$47,822	$57,202	$77,040

Short Term Borrowings

The Company had no short term borrowings at December 31, 2012. At December 31, 2011, the Company had purchased federal funds totaling $2,516,000.

The related information for these borrowings during 2012 is summarized as follows:

(Dollars in thousands)	Federal Funds Purchased	Federal Reserve Borrowings
Average balance outstanding during the year	$52	$—
Average rate paid during the year	1.09%	0.0%

Information for each of the years ended December 31, 2012, 2011 and 2010 regarding the amounts outstanding at year end, the weighted average interest rates on such amounts, the maximum amounts of borrowings in each category at any month-end during each year, the approximate average amounts outstanding during each year and the approximate weighted average interest rates on such amounts is set forth in Note 7 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Long Term Borrowings

At December 31, 2012 and December 31, 2011, the Company had fixed rate notes payable totaling $35,100,000 and $39,000,000, respectively, to the FHLB. At both December 31, 2012 and December 31, 2011, the Company had variable rate notes payable totaling $10,000,000 to the FHLB. Interest rates on the advances ranged from 0.21% to 4.16% and 1.83% to 4.40% at December 31, 2012 and 2011, respectively. At both December 31, 2012 and 2011, the Company had fixed rate repurchase agreements totaling $15,000,000 with a stated interest rate of 3.60%. The Company has pledged its 1 to 4 family residential mortgages, commercial real estate mortgages, home equity lines of credit and certain mortgage-backed securities as collateral against the FHLB borrowings.

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

The junior subordinated debentures issued in December 2006 mature in December 2036, but included an option to call the debt in December 2011, which was not exercised. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

Both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, we have deferred the quarterly interest payments related to these debentures starting with the January 2011 payments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Greer Bancshares Incorporated and Subsidiary
Greer, South Carolina

We have audited the accompanying consolidated balance sheets of Greer Bancshares Incorporated and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income/(loss), comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greer Bancshares Incorporated and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP

Dixon Hughes Goodman LLP
Atlanta, Georgia
March 19, 2013

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets
(Dollars in thousands, except share data)

	December 31,
	2012	2011
Assets
Cash and due from banks	$6,407	$4,698
Interest bearing deposits in banks	3,336	1,783
Federal funds sold	508	382
Cash and cash equivalents	10,251	6,863
Investment securities:
Available for sale	136,310	129,857
Loans, net of allowance for loan losses of $4,429 and $6,747, respectively	192,040	220,055
Loans held for sale	295	—
Premises and equipment, net	4,663	4,929
Accrued interest receivable	1,470	1,522
Restricted stock	2,649	3,896
Other real estate owned	4,707	6,469
Other assets	8,324	9,920

Total Assets	$360,709	$383,511

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$45,289	$36,951
Interest bearing	216,150	244,750
Total deposits	261,439	281,701
Short term borrowings	—	2,516
Long term borrowings	71,441	75,341
Other liabilities	4,889	5,315
Total Liabilities	337,769	364,873
Commitments and contingencies — Note 10
Stockholders’ Equity:
Preferred stock — no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at December 31, 2012 and 2011	9,835	9,699
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at December 31, 2012 and 2011	517	535
Common stock — par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at
December 31, 2012 and 2011	12,433	12,433
Additional paid in capital	3,768	3,720
Accumulated deficit	(4,662)	(9,453)
Accumulated other comprehensive income	1,049	1,704
Total Stockholders’ Equity	22,940	18,638
Total Liabilities and Stockholders’ Equity	$360,709	$383,511

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Income/(Loss)
(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$11,142	$13,068	$15,760
Investment securities:
Taxable	2,698	2,899	3,026
Tax-exempt	607	1,202	1,052
Federal funds sold	7	8	30
Other	14	36	12
Total interest income	14,468	17,213	19,880

Interest expense:
Interest on deposit accounts	1,891	3,522	4,790
Interest on short term borrowings	1	—	5
Interest on long term borrowings	2,138	2,742	3,827
Total interest expense	4,030	6,264	8,622
Net interest income	10,438	10,949	11,258

Provision for loan losses	—	3,719	6,675
Net interest income after provision for loan losses	10,438	7,230	4,583

Noninterest income:
Impairment loss on investment securities and restricted stock:
Total impairment loss on investment securities and restricted stock	—	(314)	(2,038)
Portion of losses in other comprehensive income	—	288	2,038
Net impairment loss on investment securities and restricted stock	—	(26)	—

Customer service fees	691	741	803
Gain on sale of investment securities	2,789	1,080	2,209
Other	1,931	2,089	2,224
Total noninterest income	5,411	3,884	5,236

Noninterest expenses:
Salaries and employee benefits	5,209	5,267	5,554
Occupancy and equipment	717	705	749
Postage and supplies	197	211	264
Professional fees	452	680	384
FDIC insurance assessment	825	945	678
Other real estate owned and foreclosure expense	1,052	3,638	3,565
Federal Home Loan Bank (“FHLB”) Prepayment penalty	642	274	—
Other	1,630	1,536	1,603
Total noninterest expenses	10,724	13,256	12,797
Income (loss) before income taxes	5,125	(2,142)	(2,978)
Provision for income taxes:	216	—	4,318
Net income (loss)	4,909	(2,142)	(7,296)
Preferred stock dividends and net discount accretion	(723)	(652)	(642)
Net income (loss) attributed to common shareholders	$4,186	$(2,794)	$(7,938)
Basic net income (loss) per share of common stock	$1.68	$(1.12)	$(3.19)
Diluted net income (loss) per share of common stock	$1.68	$(1.12)	$(3.19)
Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692
Diluted	2,486,692	2,486,692	2,486,692

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in thousands)

	For The Years Ended December 31,
	2012	2011	2010
Net income/(loss)	$4,909	$(2,142)	$(7,296)

Other comprehensive income (loss), net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $611, $1,611 and ($250), respectively for the years ended December 31, 2012, December 31, 2011, and December 31, 2010 respectively.	1,186	3,128	(485)
Less reclassification adjustments for gains included in net income/(loss), net of taxes of $948, $385 and $751, respectively for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.	(1,841)	(695)	(1,458)
Other comprehensive income/(loss)	(655)	2,433	(1,943)

Comprehensive income/(loss)	$4,254	$291	$(9,239)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2012, 2011 and 2010
(Dollars in thousands)

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity
Balance at December 31, 2009	$9,451	$578	2,486,692	$12,433	$3,542	$735	$1,214	$27,953
Net loss	—	—	—	—	—	(7,296)	—	(7,296)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1,943)	(1,943)
Amortization of premium and discount on preferred stock	120	(23)	—	—	—	(97)	—	—
Stock based compensation	—	—	—	—	92	—	—	92
Preferred stock dividend declared	—	—	—	—	—	(545)	—	(545)

Balance at December 31, 2010	9,571	555	2,486,692	12,433	3,634	(7,203)	(729)	18,261

Net loss	—	—	—	—	—	(2,142)	—	(2,142)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,433	2,433
Amortization of premium and discount on preferred stock	128	(20)	—	—	—	(108)	—	—
Stock based compensation	—	—	—	—	86	—	—	86

Balance at December 31, 2011	9,699	535	2,486,692	12,433	3,720	(9,453)	1,704	18,638

Net Income	—	—	—	—	—	4,909	—	4,909
Other comprehensive loss, net of tax	—	—	—	—	—	—	(655)	(655)
Amortization of premium and discount on preferred stock	136	(18)	—	—	—	(118)	—	—
Stock based compensation	—	—	—	—	48	—	—	48

Balance at December 31, 2012	$9,835	$517	2,486,692	$12,433	$3,768	$(4,662)	$1,049	$22,940

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating activities:
Net Income/(loss)	$4,909	$(2,142)	$(7,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	382	383	385
Amortization of premiums on mortgage-backed securities	1,795	1,363	1,584
Loss (gain) on sale of other real estate owned	516	115	(66)
Loss (gain) on sale of land and equipment	(12)	—	4
Gain on sale of investment securities	(2,789)	(1,080)	(2,209)
Origination of loans held for sale	(22,907)	(14,560)	(20,029)
Proceeds from sale of loans held for sale	22,801	15,758	19,156
Gain on sale of loans held for sale	(189)	(116)	(208)
Impairment loss on investment securities	—	26	—
Impairment loss on other real estate owned	282	2,640	2,592
Provision for loan losses	—	3,719	6,675
Deferred income taxes (benefit)	—	—	4,200
Stock-based compensation	48	86	91
Increase in cash surrender value of life insurance	(269)	(283)	(284)
Gain from settlement of life insurance	—	—	263
Decrease in prepaid FDIC insurance assessment	481	913	639
Net change in:
Accrued interest receivable	52	307	226
Other assets	1,384	(36)	1,053
Accrued interest payable	(294)	(685)	(171)
Other liabilities	(132)	1,251	92
Net cash provided by operating activities	6,058	7,659	6,697
Investing activities:
Activity in available-for-sale securities:
Sales	90,440	56,491	88,162
Maturities, prepayments and calls	32,955	21,975	27,898
Purchases	(129,509)	(72,929)	(126,422)
Proceeds from sales of other real estate owned	2,173	4,457	3,506
Proceeds from sale of land	—	—	557
Redemption of restricted stock	1,247	1,414	628
Net decrease in loans	26,806	34,088	25,321
Purchase of premises and equipment	(104)	(59)	(247)
Net cash provided by investing activities	24,008	45,437	19,403

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued
(Dollars in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Financing activities:
Net increase (decrease) in deposits	$(20,262)	$(38,215)	$22,739
Net increase (decrease) in short term borrowings	(2,516)	2,516	(13,993)
Repayment of notes payable to FHLB	(39,000)	(38,500)	(35,000)
Proceeds from notes payable to FHLB	35,100	—	16,000
Cash dividends paid on preferred stock	—	—	(544)
Net cash used for financing activities	(26,678)	(74,199)	(10,798)

Net increase (decrease) in cash and cash equivalents	3,388	(21,103)	15,302

Cash and cash equivalents, beginning of period	6,863	27,966	12,664

Cash and cash equivalents, end of period	$10,251	$6,863	$27,966

Cash paid for:
Cash paid (refunded) during the year for:
Interest	$4,323	$6,949	$8,794

Income taxes	$216	$—	$(830)

Non-cash investing and financing activities:
Real estate acquired in satisfaction of loans	$2,998	$4,899	$7,535

Loans to facilitate sale of other real estate owned	$1,789	$256	$958

Unrealized gains (losses) on available for sale investment securities net of tax	$(655)	$2,433	$(1,942)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

Note 1 — Summary of Significant Accounting Policies

Organization — Greer State Bank (the “Bank”) was organized under a state banking charter in August 1988, and commenced operations on January 3, 1989. Greer Bancshares Incorporated is a South Carolina corporation formed in July 2001, primarily to hold all of the capital stock of the Bank. The Bank engages in commercial and retail banking, emphasizing the needs of small to medium sized businesses, professional concerns and individuals, primarily in Greer and surrounding areas in the upstate region of South Carolina. The accompanying consolidated financial statements include the accounts of the holding company and the Bank (herein collectively referred to as the “Company”).

Nature of Operations — The primary activity of the holding company is to hold its investment in the Bank. The Bank operates under a state bank charter and provides full banking services. The Bank is subject to regulation by the Federal Deposit Insurance Company (“FDIC”) and the South Carolina Board of Financial Institutions. The holding company is regulated by the Federal Reserve Bank of Richmond (“FRB”).

Greer Financial Services, a division of the Bank, provides financial management services and non-deposit product sales.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany items are eliminated in consolidation.

Business Segments — The Company reports all activities as one business segment. In determining the appropriateness of segment definition, the materiality of the potential segment and components of the business about which financial information is available and regularly evaluated relative to resource allocation and performance assessment is considered.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents — For the purpose of presentation in the statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Securities Held to Maturity — Bonds, notes and debentures for which there is the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity or to call dates.

Securities Available for Sale — Available-for-sale securities are reported at fair value and consist of bonds, notes, debentures and certain equity securities not classified as trading securities or as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders’ equity.

Realized gains and losses on the sale of investment securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the period to maturity or to call dates.

Other Than Temporary Impairment — Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. For securities that we do not expect to sell or it is more likely than not that the Company will not be required to sell, the other-than-temporary impairment (“OTTI”) is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss). Noncredit-related OTTI results from other factors, including increased liquidity spreads. For securities for which there is an expectation to sell, all impairment is recognized in noninterest income.

Concentrations of Credit Risk — The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by loans to borrowers located throughout the greater Greer area of the upstate region of South Carolina, and many of those loans are secured by real estate located in that market area. The ability of our debtors to honor their loan agreements is dependent upon the general economic conditions in this area.

Comprehensive Income (Loss) — Comprehensive income (loss) reflects the change in equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income (loss) adjusted for certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. The statement of changes in stockholders’ equity includes the components of comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2012, 2011 and 2010 consisted solely of unrealized gains and losses on investment securities.

Loans and Interest Income — Loans are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, net deferred loan fees and any unearned discounts. Interest income is accrued and taken into income based upon the interest method.

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

Loans Held for Sale — Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market value. The Company controls its interest rate risk with respect to mortgage loans held for sale and loan commitments expected to close by entering into agreements to sell loans. The Company records loan commitments related to the origination of mortgage loans held for sale as derivative instruments. The Company’s commitments for fixed rate mortgage loans, generally last 30 to 45 days and are at market rates when initiated. The aggregate market value of mortgage loans held for sale takes into account the sales prices of such agreements. The Company also provides currently for any losses on uncovered commitments to lend or sell. The Company sells residential mortgage loans in the secondary market with servicing released.

Premises and Equipment — Land is carried at cost. Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged using the straight-line method over the useful lives (three to thirty-nine years) of the assets. Additions to premises and equipment and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred. Gains and losses on routine dispositions are reflected in current earnings.

Other Real Estate Owned — Other real estate owned (“OREO”) is stated at net realizable value at the time of foreclosure. Market values of OREO are reviewed regularly and valuation allowances are established when the carrying value exceeds the estimated net realizable value. Gains and losses on OREO are recorded at the time of sale. Costs to maintain the real estate are expensed after acquisition.

Restricted Stock — Restricted stock consists of non-marketable equity securities including investments in the stock of the Federal Home Loan Bank (“FHLB”) and Community Bankers Bank. These stocks have no ready market and no quoted market value. Because of the redemption provisions of the restricted stock, the Bank estimates that fair value equals cost for these investments resulting in no impairment at December 31, 2012. Investment in the FHLB is a condition of borrowing from the FHLB. The stock is pledged to collateralize such borrowings. At December 31, 2012 and 2011, the investment in the FHLB stock was $2,604,000 and $3,850,000, respectively. At December 31, 2012 and 2011, the investment in Community Bankers Bank was $45,000. Dividends received on these stocks are included in interest income.

Stock-Based Compensation — Compensation cost for stock-based payments is measured based on the fair value of the award, which most commonly includes restricted stock (i.e., unvested common stock), stock options, and stock appreciation rights at the grant date and is recognized in the consolidated financial statements on a straight-line basis over the requisite service period for service-based awards. The fair value of restricted stock is determined based on the price of the Company’s common stock on the date of grant. The fair value of stock options is estimated at the date of grant using a Black-Scholes option pricing model and related assumptions.

Income Taxes — The Company files a consolidated federal income tax return and separate state income tax returns. Income taxes are allocated to each of the holding company and the Bank as if filed separately for federal purposes and based on the separate returns filed for state purposes.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance is needed, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. It is possible that the Company’s management may conclude in future periods that a valuation allowance is not necessary for some or all of its deferred tax assets. As a result, a portion or all of the valuation allowance may be reversed. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a valuation allowance of $5,691,000 on the net deferred tax assets outstanding at December 31, 2012.

Income (Loss) Per Share of Common Stock — Basic and diluted net income (loss) per share of common stock are presented after giving retroactive effect to stock splits and dividends. The assumed conversion of stock options using the treasury stock method creates the difference between basic and diluted net income (loss) per share. Income (loss) per share is calculated by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding for each period presented. Anti-dilutive options totaling 233,894, 244,696 and 326,121 have been excluded from the net income (loss) per share calculation for the years ended December 31, 2012, 2011 and 2010, respectively.

Off-Balance Sheet Credit Related Financial Instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassification — Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation. The reclassifications had no effect on net loss or stockholders’ equity as previously reported.

Footnote Presentation — All dollars are rounded to the nearest thousand.

Recent Accounting Pronouncements — The following is a summary of recent authoritative pronouncements that affect accounting, reporting and disclosure of financial information by the Company:

In May 2011 the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS to amend the fair value measurement topic of the ASC by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance became effective for the Company beginning January 1, 2012, and added a new disclosure, but had no material impact on our financial statements.

In June 2011 the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance is intended to increase the prominence of other comprehensive income in financial statements. It eliminates the option to present other comprehensive income as part of the statement of changes in stockholder’s equity and requires consecutive presentation of the statement of net income and other comprehensive income. This guidance became effective on January 1, 2012, and added a new statement, but had no material impact on our financial statements.

Note 2 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)
	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$29,256	$103	$14	$29,345
Mortgage-backed securities	71,877	891	159	72,609
Municipal securities	33,278	813	148	33,943
Collateralized debt obligation	310	103	—	413
	$134,721	$1,910	$321	$136,310

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
Mortgage-backed securities	$90,366	$1,074	$231	$91,209
Municipal securities	36,599	1,796	57	38,338
Collateralized debt obligation	310	—	—	310
	$127,275	$2,870	$288	$129,857

The amortized cost and estimated fair value of investment securities at December 31, 2012 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

	Available for Sale
(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year	$105	$109
Over 1 year through 5 years	709	712
After 5 years through 10 years	6,554	6,799
Over 10 years	55,476	56,081
	62,844	63,701
Mortgage backed securities	71,877	72,609
Total	$134,721	$136,310

Investment securities with an aggregate book value of $56,566,000 and $60,125,000 at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

The fair value of securities with temporary impairment at December 31, 2012 and 2011 is shown below:

(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$7,000	$14	$—	$—
Mortgage backed securities	22,514	159	—	—
Municipal securities	8,957	148	—	—
Total	$38,471	$321	$—	$—

	Less Than Twelve Months		Over Twelve Months
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
Mortgage backed securities	$27,135	$231	$—	$—
Municipal securities	4,920	57	—	—
Total	$32,055	$288	$—	$—

Management believes all of the unrealized losses as of December 31, 2012 and 2011 result from temporary changes in market conditions related to interest rates. Three U.S. government and other agency obligation securities, eight mortgage-backed securities and seventeen municipal securities had unrealized losses at December 31, 2012 while at December 31, 2011, eight were municipals and eight were mortgage-backed securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation that is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using current assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. During the year ended December 31, 2011 the Company recognized OTTI of $26,000 through noninterest income. There was no OTTI in the years ended December 31, 2012 and December 31, 2010. The security is currently carried at an estimated fair value of $413,000 at December 31, 2012.

The following table presents more detail on the collateralized debt obligation as of December 31, 2012 with an original par value of $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)
Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Gain	Present Value Discounted Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$413	$103	$413

Gross realized gains, gross realized losses, and sale and call proceeds for available for sale securities for the years ended December 31, 2012, 2011, and 2010 are summarized as follows. These net gains or losses are shown in noninterest income as gain on the sale of investment securities.

	Available for sale
	2012	2011	2010
Gross realized gains	$2,821	$1,106	$2,265
Gross realized losses	32	26	56
Net gain on available for sale securities	$2,789	$1,080	$2,209

Call/Sale proceeds	$99,740	$59,443	$88,162

Note 3 — Loans

Year-end loans consisted of the following:

(Dollars in thousands)	2012	2011
Commercial and industrial:
Commercial	$29,477	$38,618
Leases & other	2,390	753
Total commercial and industrial:	31,867	39,371

Commercial real estate:
Construction/land	27,227	31,514
Commercial mortgages-owner occupied	31,154	38,921
Other commercial mortgages	51,948	58,771
Total commercial real estate	110,329	129,206

Consumer real estate:
1–4 residential	32,757	31,699
Home equity loans and lines of credit	18,014	22,385
Total consumer real estate	50,771	54,084

Consumer installment:	3,502	4,141
Total loans	196,469	226,802

Allowance for loan losses	(4,429)	(6,747)

Net loans	$192,040	$220,055

The table above includes net deferred loan fees that totaled $39,000 and $48,000 at December 31, 2012 and December 31, 2011, respectively. Loans totaling $77,211,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Consumer loans are originated and underwritten based on policies and procedures developed and modified by Bank management. The relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for 1–4 residential and home equity loans include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(Dollars in thousands)
	2012	2011
Commercial and industrial:
Commercial	$89	$1,297
Leases & other	—	—
Commercial real estate:
Construction/land	319	3,453
Commercial mortgages-owner occupied	1,034	2,788
Other commercial mortgages	1,843	2,009
Consumer real estate:
1–4 residential	312	389
Home equity loans and lines of credit	337	381
Consumer installment:
Consumer installment	—	132
Total	$3,934	$10,449

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $131,000 in 2012, $705,000 in 2011 and $735,000 in 2010. No interest income was recognized on non-accrual loans in 2012, 2011 or 2010.

An analysis of past due loans, segregated by class of loans, as of December 31, 2012 and 2011 follows:

(Dollars in thousands)
December 31, 2012	Loans 30–89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$143	$64	$207	$29,270	$29,477	$—
Leases & other	—	—	—	2,390	2,390	—
Commercial real estate:
Construction/land	—	—	—	27,227	27,227	—
Commercial mortgages-owner occupied	203	47	250	30,904	31,154	—
Other commercial mortgages	137	317	454	51,494	51,948	—
Consumer real estate:
1–4 residential	1,195	117	1,312	31,445	32,757	—
Home equity loans and lines of credit	296	298	594	17,420	18,014	—
Consumer installment:
Consumer installment	44	—	44	3,458	3,502	—
Total	$2,018	$843	$2,861	$193,608	$196,469	$—

December 31, 2011	Loans 30–89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$2,478	$1,271	$3,749	$34,869	$38,618	$—
Leases & other	—	—	—	753	753	—
Commercial real estate:
Construction/land	—	1,905	1,905	29,609	31,514	—
Commercial mortgages-owner occupied	324	779	1,103	37,818	38,921	—
Other commercial mortgages	423	489	912	57,859	58,771	—
Consumer real estate:
1–4 residential	1,772	122	1,894	29,805	31,699	—
Home equity loans and lines of credit	354	258	612	21,773	22,385	—
Consumer installment:
Consumer installment	60	132	192	3,949	4,141	—
Total	$5,411	$4,956	$10,367	$216,435	$226,802	$—

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

Impaired loans, segregated by class of loans, for December 2012 and 2011 are summarized as follows:

(Dollars in thousands)
December 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,215	$1,126	$—	$1,126	$—
Commercial real estate:
Construction/land	519	444	75	519	1
Commercial mortgages-owner occupied	2,280	736	873	1,609	66
Other commercial mortgages	2,790	2,136	30	2,166	6
Consumer real estate:
1–4 residential	234	39	195	234	41
Consumer installment	—	—	—	—	—
Total	$7,038	$4,481	$1,173	$5,654	$114

December 31, 2011	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$7,356	$1,199	$3,727	$4,926	$841
Commercial real estate:
Construction/land	4,202	1,753	2,340	4,093	798
Commercial mortgages-owner occupied	1,943	1,281	662	1,943	212
Other commercial mortgages	4,275	2,145	1,653	3,798	317
Consumer real estate:
1–4 residential	125	125	—	125	—
Consumer installment	98	98	—	98	—
Total	$17,999	$6,601	$8,382	$14,983	$2,168

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)
	Average Recorded Investment for the year ended December 31, 2012	Gross Interest Income for the year ended December 31, 2012
Commercial and industrial:
Commercial	$2,626	$59
Commercial real estate:
Construction/land	2,723	86
Commercial mortgages-owner occupied	1,562	56
Other commercial mortgages	2,976	103
Consumer real estate:
1–4 residential	298	14
Home equity and lines of credit	—	—
Consumer installment	40	3
Total	$10,225	$321

	Average Recorded Investment for the year ended December 31, 2011	Gross Interest Income for the year ended December 31, 2011
Commercial and industrial:
Commercial	$3,465	$121
Commercial real estate:
Construction/land	5,186	38
Commercial mortgages-owner occupied	3,699	66
Other commercial mortgages	3,308	85
Consumer real estate:
1–4 residential	189	7
Home equity and lines of credit	77	—
Consumer installment	33	2
Total	$15,957	$319

Credit Quality Indicators. As part of the on-going monitoring of credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to 1) the weighted-average risk rate of loan pools, 2) the level of classified loans, 3) non-performing loans and 4) general local economic conditions.

Management utilizes a risk rating matrix to assign a risk rate to each of its loans. Loans are rated on a scale of 1–7. Risk ratings are updated daily if new information necessitates a change. A description of the general characteristics of the risk ratings matrix is as follows:

•	Risk ratings 1–3 (Pass) — These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•	Risk rating 4 (Monitor) — This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•	Risk rating 5 (Watch) — This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•	Risk rating 6 (Substandard) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and individual or guarantor support is declining. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•	Risk rating 7 (Doubtful) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility the Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support.

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)
December 31, 2012	Risk rating 1–3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$8,559	$10,276	$6,893	$3,749	$29,477
Leases & other	2,390	—	—	—	2,390
Commercial real estate:
Construction/land	8,025	11,454	1,230	6,518	27,227
Commercial mortgages-owner occupied	14,021	12,205	1,886	3,042	31,154
Other commercial mortgages	12,931	28,409	5,730	4,878	51,948
Consumer real estate:
1–4 residential	21,384	6,055	3,090	2,228	32,757
Home equity loans and lines of credit	15,417	1,415	350	832	18,014
Consumer installment:
Consumer installment	3,100	115	210	77	3,502
Total	$85,827	$69,929	$19,389	$21,324	$196,469

There were no loans with a risk rating of 7 as of December 31, 2012.

December 31, 2011	Risk rating 1–3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$10,134	$17,410	$2,371	$8,703	$38,618
Leases & other	753	—	—	—	753
Commercial real estate:
Construction/land	8,412	10,233	2,346	10,523	31,514
Commercial mortgages-owner occupied	20,280	9,654	4,370	4,617	38,921
Other commercial mortgages	16,259	31,263	3,559	7,690	58,771
Consumer real estate:
1–4 residential	21,983	5,007	2,627	2,082	31,699
Home equity loans and lines of credit	18,762	2,352	484	787	22,385
Consumer installment:
Consumer installment	3,507	35	238	361	4,141
Total	$100,090	$75,954	$15,995	$34,763	$226,802

There were no loans with a risk rating of 7 as of December 31, 2011.

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

The allowances established for losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. When a commercial loan greater than $100,000 has a calculated grade of 6 or higher, or any loan is designated as a troubled debt, an analysis is performed on the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. All consumer loans and commercial loans under $100,000 are not specifically analyzed for impairment. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses, segregated by loan segments, for the year ended December 31, 2012 is summarized as follows:

(Dollars in thousands)
	Dec 31, 2011	Re-allocation	Provision	Charge-offs	Recoveries	Dec 31, 2012
Commercial and industrial:	$1,906	$(823)	$—	$655	$237	$665
Commercial real estate:	4,562	380	—	1,785	48	3,205
Consumer real estate:	237	413	—	142	8	516
Consumer installment:	42	30	—	38	9	43
Total	$6,747	$—	$—	$2,620	$302	$4,429

The change in the allowance for loan losses, segregated by loan segments, for the year ended December 31, 2011 is summarized as follows:

(Dollars in thousands)
	Dec 31, 2010	Re-allocation	Provision	Charge-offs	Recoveries	Dec 31, 2011
Commercial and industrial:	$1,998	$9	$1,160	$1,470	$209	$1,906
Commercial real estate:	5,185	(9)	1,764	2,811	433	4,562
Consumer real estate:	245	—	776	805	21	237
Consumer installment:	67	—	19	64	20	42
Total	$7,495	$—	$3,719	$5,150	$683	$6,747

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)
December 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$1,126	$4,294	$234	$—	$5,654
Loans collectively evaluated for impairment	30,741	106,035	50,537	3,502	190,815
Balance December 31, 2012	$31,867	$110,329	$50,771	$3,502	$196,469
Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$73	$41	$—	$114
Loans collectively evaluated for impairment	665	3,132	475	43	4,315
Balance December 31, 2012	$665	$3,205	$516	$43	$4,429

(Dollars in thousands)
December 31, 2011	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$4,925	$9,835	$125	$98	$14,983
Loans collectively evaluated for impairment	34,446	119,371	53,959	4,043	211,819
Balance December 31, 2011	$39,371	$129,206	$54,084	$4,141	$226,802
Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$841	$1,327	$—	$—	$2,168
Loans collectively evaluated for impairment	1,065	3,235	237	42	4,579
Balance December 31, 2011	$1,906	$4,562	$237	$42	$6,747

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $5,254,000 and $12,050,000 at December 31, 2012 and December 31, 2011, respectively. TDRs on non-accrual were $3,160,000 and $6,975,000 at December 31, 2012 and December 31, 2011, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

Loans that were modified into TDRs for the year ended December 31, 2012 are listed in the table below. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Extended payment terms
Commercial and industrial	5	$110	$110
Commercial construction	1	74	74
Consumer 1–4 residential	1	253	253
Total	7	$437	$437

Loans that were modified into TDRs for the year ended December 31, 2011 are listed in the table below. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Below market interest rate
Commercial construction	1	$103	$103
Other commercial mortgage	2	571	571
Total	3	$674	$674

Extended payment terms
Commercial and industrial	7	$637	$637
Commercial construction	2	559	559
Commercial mortgage-owner occupied	8	3,513	3,513
Other commercial mortgage	9	1,736	1,736
Consumer 1–4 residential	4	261	261
Consumer Installment	2	98	98
Total	32	$6,804	$6,804

Other
Commercial and industrial	3	$390	$390
Commercial construction	2	559	559
Commercial mortgage-owner occupied	5	2,627	2,627
Other commercial mortgage	5	1,289	1,289
Total	15	$4,865	$4,865

The following table presents the successes and failures of the types of modifications made within the previous twelve months as of December 31, 2012. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Paid in Full		Paying as restructured		Foreclosure/Default		Converted to non-accrual
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Extended payment terms
Commercial and industrial	—	$—	4	$85	—	$—	1	$25
Commercial construction	—	—	—	—	—	—	1	74
Consumer 1–4 residential	1	253	—	—	—	—	—	—
Total	1	$253	4	$85	—	$—	2	$99

The following table presents the successes and failures of the types of modifications made within the previous twelve months as of December 31, 2011. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

(Dollars in thousands)
	Paid in Full		Paying as restructured		Foreclosure/Default		Converted to non-accrual
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Below market interest rate
Commercial construction	—	$—	1	$103	—	$—	—	$—
Commercial mortgage — other	—	—	—	—	—	—	2	571
Total	—	$—	1	$103	—	$—	2	$571

Extended payment terms
Commercial and industrial	—	$—	6	$594	1	$43	1	$43
Commercial construction	—	—	2	103	—	—	1	456
Commercial mortgage owner occupied	—	—	5	1,168	1	778	3	2,345
Commercial mortgage — other	—	—	7	1,165	—	—	2	571
Consumer 1–4 residential	—	—	4	261	—	—	—	—
Consumer Installment	—	—	2	98	—	—	—	—
Total	—	$—	26	$3,389	2	$821	7	$3,415

Other
Commercial and industrial	—	$—	2	$140	1	$250	1	$250
Commercial construction	—	—	1	103	—	—	1	456
Commercial mortgage owner occupied	—	—	4	1,848	1	779	1	779
Commercial mortgage other	—	—	3	719	—	—	2	570
Total	—	$—	10	$2,810	2	$1,029	5	$2,055

Note 4 — Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)
	2012	2011
Land	$900	$900
Buildings and improvements	5,065	5,065
Equipment	1,726	1,719
Furniture and fixtures	846	846
Electronic data processing equipment	3,816	3,779
	12,353	12,309
Less accumulated depreciation	(7,690)	(7,380)
	$4,663	$4,929

Note 5 — Other Assets

Other assets at December 31 consist of the following:

(Dollars in thousands)
	2012	2011
Prepaid expenses	$275	$358
Prepaid FDIC insurance assessment	—	481
Bank owned life insurance	7,543	7,274
OREO sale receivable	—	1,269
Other	506	538
	$8,324	$9,920

Note 6 —Time Deposits

At December 31, 2012 and 2011, time deposits of $100,000 or more totaled $47,822,000 and $57,202,000, respectively. The Bank had no brokered deposits at December 31, 2012 and $3,245,000 at December 31, 2011.

Contractual maturities of time deposits at December 31, 2012 are summarized as follows:

(Dollars in thousands)

12 months or less	$78,088
1–3 years	19,772
>3 years	—
$97,860

Note 7 — Short Term Borrowings

The outstanding balances and related information for short term borrowings are summarized as follows:

(Dollars in thousands)
	/---------- Federal Funds ----------/			/---------- Federal Reserve ----------/
	Purchased			Borrowings
	2012	2011	2010	2012	2011	2010
Outstanding balance at December 31	$—	$2,516	$—	$—	$—	$—
Weighted average rate	0.00%	1.00%	0.00%	0.00%	0.00%	0.00%
Maximum month-end outstanding	$—	$2,516	$993	$—	$—	$10,000
Approximate average amounts outstanding	$52	$29	$85	$—	$—	$1,935
Weighted average rate for the year	1.09%	1.00%	.52%	0.00%	0.00%	0.25%

Federal funds purchased generally mature within one to thirty days from the transaction date.

Note 8 — Long Term Borrowings

At December 31, 2012, long term borrowings consisted of fixed and variable rate FHLB advances, repurchase agreements and trust preferred debt. The outstanding balances and related information for the FHLB advances and the repurchase agreements are summarized as follows:

(Dollars in thousands)
	FHLB Advances		Repurchase Agreements
	2012	2011	2012	2011
Outstanding balance	$45,100	$49,000	$15,000	$15,000
Stated interest rate or range	0.21%–4.16%	1.83%–4.40%	3.60%	3.60%

The Bank has pledged as collateral FHLB stock and certain investment securities and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained.

The contractual maturities of the FHLB advances at December 31, 2012, are as follows:

(Dollars in thousands)

2013	$18,100
2014	5,000
2015	17,000
2016	5,000
Thereafter	—
$45,100

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

Both junior subordinated debentures allow deferral of interest payments for up to five years. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments. As of December 31, 2012 the Company had accrued and owed a total of $608,000 of interest payments on the two junior subordinated debentures.

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

Note 9 — Unused Lines of Credit

As of December 31, 2012, the Bank had unused short-term lines of credit to purchase federal funds from correspondent banks totaling $12,000,000.

The Bank has the ability to borrow an additional $45,760,000 from the FHLB and $11,963,000 from the Federal Reserve. The FHLB borrowings are available by pledging collateral and purchasing additional stock in the FHLB. The line of credit with the Federal Reserve is collateralized by the Bank’s commercial and consumer loan portfolios.

Note 10 — Off-Balance Sheet Activities, Commitments and Contingencies

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

A summary of commitments at December 31, 2012 and 2011 is as follows:

(Dollars in thousands)
	2012	2011
Commitments to extend credit	$29,191	$24,748
Standby letters of credit	1,940	1,724
	$31,131	$26,472

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that management deems necessary. Newly issued or modified guarantees are to be recorded on the Company’s balance sheet at fair value at inception. As of December 31, 2012 and 2011, the Company has not recorded any liability related to these guarantees.

Concentrations of Credit Risk — Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank. The concentrations of credit by type of loan are set forth in Note 3. The distribution of commitments to extend credit approximates the distribution of loans outstanding. The primary focus is toward consumer and small business transactions, and accordingly, there are not a significant number of credits to any single borrower or group of related borrowers in excess of $2,500,000.

From time to time, the Bank has cash and cash equivalents on deposit with financial institutions that exceed federally insured limits.

Litigation —The Company is a party to litigation and claims arising in the normal course of business. After consultation with legal counsel, management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s financial position.

Note 11 — Benefit Plans

Defined Contribution Plan — The Bank has a 401(k) Profit Sharing Plan for the benefit of employees. Subject to annual approval by our Board of Directors, employee contributions of up to 5% of compensation are matched in accordance with plan guidelines. Matching contributions of $157,902 were charged to expense during 2010. The Bank did not match any contributions in 2012 or 2011.

Stock Option Plan — The Company has adopted ASC 718 using the modified prospective application method as permitted. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Effective April 27, 2006, the Directors’ Incentive Stock Option Plan (the “Directors’ Incentive Plan”) was terminated. Outstanding options to purchase shares of our common stock issued under the former Directors’ Incentive Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2012, there were options to purchase 28,500 shares of our common stock outstanding that had been issued, but not yet exercised under the terminated Directors’ Incentive Plan.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options to purchase shares of our common stock issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2012, there were options to purchase 4,349 shares of our common stock outstanding that had been issued, but not yet exercised, under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and stock awards to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Compensation Committee of our Board. “Diluted shares outstanding” means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method. In each of 2012 and 2011, the number of available stock awards under this plan increased by 20,000 per year.

Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. Our Compensation Committee has the discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten years after the date the Incentive Plan was approved by our Board of Directors, which was September 24, 2004. At December 31, 2012, the Company had 184,250 shares available for grant under the Incentive Plan.

Vesting under the Incentive Plan is discretionary based upon a determination by our Compensation Committee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company using historical volatility as a guide. The expected life is based on previous option exercise experience. No options to purchase shares of our common stock under the Incentive Plan were granted to employees in 2012 or 2010. The weighted-average grant-date fair value of options to purchase shares of our common stock granted during the year ended December 31, 2011 was $1.80.

A summary of option activity under the stock option plans discussed above for the three years ended December 31, 2012 is presented below:

	Options Available	Options Outstanding	Exercise Price Range	Weighted Average Exercise Price
Balance at December 31, 2009	35,800	350,346	5.05-27.50	17.58

Authorized	20,000	—	—	—
Forfeited	13,500	(13,500)	5.05-28.00	18.17
Expired	—	(10,725)	26.00	15.64
Balance at December 31, 2010	69,300	326,121	5.05-28.00	17.56

Granted	(1,000)	1,000	2.50	2.50
Authorized	20,000	—	—	—
Forfeited	74,700	(74,700)	11.25-27.50	16.16
Expired	—	(7,725)	16.72-18.67	17.10
Balance at December 31, 2011	163,000	244,696	$2.50-27.50	$17.94

Granted	—	—	—	—
Authorized	20,000	—	—	—
Forfeited	1,250	(1,250)	14.50-21.75	20.30
Expired	—	(9,552)	17.56-18.67	17.77
Balance at December 31, 2012	184,250	233,894	$14.50-21.75	$17.93

There were 217,284 options exercisable at December 31, 2012 at an average weighted exercise price of $18.46.

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

December 31, 2012
Aggregate intrinsic value of outstanding options	$—
Aggregate intrinsic value of exercisable options	$—
Weighted average remaining life of all options	3.84

No options to purchase shares of our common stock were exercised in 2012, 2011, or 2010.

As of December 31, 2012, there was $15,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 0.74 years. The current total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $48,000, $86,000 and $91,000, respectively.

Non-Qualified Plans — The Company has established certain non-qualified benefit plans for certain key executive officers and directors. The benefits under the plans are computed and payable under certain terms as specified in each agreement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of each agreement until the initial payments are made at the normal retirement dates. Compensation expense related to these plans was $85,000, $69,000 and $105,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The total liability under these plans was $1,163,000 at December 31, 2012 and is included in other liabilities in the accompanying consolidated balance sheets.

The Bank has purchased and is the owner and beneficiary of certain life insurance policies that will be used to finance the benefits under these agreements. Income earned on the life insurance policies, which is exempt from federal and state income tax, of $270,000, $283,000 and $284,000 for the years ended December 31, 2012, 2011 and 2010, respectively, is included in other income. In July 2010, the death of one of the insured resulted in a $263,439 gain on the settlement of life insurance which is included in 2010 other income.

Note 12 — Income Taxes

The components of the provision for income taxes are as follows:

(Dollars in thousands)
	2012	2011	2010
Current income tax expense (benefit):
State	$216	$—	$—
Federal	—	—	117
	216	—	117

Deferred federal income tax expense (benefit)	(1,409)	(1,290)	(1,504)
Increase in valuation allowance	1,409	1,290	5,705

Provision (benefit) for income taxes	$216	$—	$4,318

The provision for income taxes differs from the amount of income tax computed at the federal statutory rate due to the following:

(Dollars in thousands)
	2012		2011		2010
	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax
Income (loss) before income taxes	$5,125		$(2,142)		$(2,978)

Tax (benefit) at statutory rate	$1,742	34.0%	$(729)	(34.0)%	$(1,013)	(34.0)%
Tax effect of:
Federally tax exempt interest income	(204)	(4.0)	(414)	(19.3)	(370)	(12.4)
Restricted stock Valuation allowance	—	—	—	—	—	—
Valuation allowance	(1,409)	(27.5)	1,290	60.2	5,705	191.6
Other-net	87	1.7	(147)	(6.9)	(4)	(0.1)

Income tax provision (benefit)	$216	0.00%	$—	0.00%	$4,318	145.1%

Deferred tax assets consist of the following:

(Dollars in thousands)
	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$673	$1,440
Other than temporary impairment	365	365
Deferred compensation	884	901
Net operating loss carryforward	3,472	3,418
Investment securities	—	—
Other	610	1,347
Total deferred tax assets	6,004	7,471
Less valuation allowance	(5,691)	(7,100)
	313	371

Deferred tax liabilities:
Depreciation	229	265
Prepaid expenses	84	106
Investment securities	540	878
	853	1,249
Net deferred tax asset (liability)	$(540)	$(878)

Net operating loss carryforwards are for federal income tax purposes and expire on December 31, 2031. The Company has no reserve for uncertain tax positions as of December 31, 2012 and 2011.

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

Note 13 — Other Noninterest Income

Other noninterest income for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

(Dollars in thousands)
	2012	2011	2010
Earnings on life insurance policies	$317	$327	$334
Card service income	582	583	536
Investment services	586	815	564
Mortgage loan sales income	315	213	372
Gain on settlement of life insurance	—	—	263
Other fees	131	151	155
	$1,931	$2,089	$2,224

Note 14 — Other Noninterest Expenses

Other noninterest expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

(Dollars in thousands)
	2012	2011	2010
Credit card expense	$258	$226	$216
Software license and maintenance expense	298	291	294
Internet banking expense	197	161	167
Other expense	877	858	926
	$1,630	$1,536	$1,603

Note 15 — Transactions with Directors and Executive Officers

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

Aggregate loan transactions with these related parties are as follows:

(Dollars in thousands)
	2012	2011
Balance, beginning	$1,965	$2,329
Advances	487	657
Repayments	(307)	(479)
Other	(438)	(542)
Balance, ending	$1,707	$1,965

Other includes closed or reduced lines of credit and changes in available unused lines of credit.

Included in the balances outstanding are directors and executive officers’ available unused lines of credit totaling $235,000 and $606,000 at December 31, 2012 and December 31, 2011, respectively.

The Company has an unfunded Deferred Compensation Plan which allows directors to annually defer directors’ fees, which are then eligible for various future payment plans as chosen by the director. The Deferred Compensation Plan, which was revised effective January 1, 2007, provides for a two-tiered deferred compensation system as follows:

	Tier Level	Maximum Deferral Amount	Interest Rate	Interest Rate Floor	Interest Rate Ceiling
(1) (2)	One	$9,000	80% ROAE	5%	10%
(2)	Two	> $9,000	Prime — 3%	None	None

(1)	ROAE represents return on average equity of the Company for the previous year.

(2)	Upon attaining age 65, a director may no longer defer any fees. Fees previously deferred will continue to earn interest after age 65 as provided for by the respective tiers.

All fees deferred prior to January 1, 2007 are treated as Tier 1. Net deferrals, including interest, under the Deferred Compensation Plan during 2012, 2011 and 2010, totaled $77,000, $89,000 and $53,000, respectively. The balance of total deferred director fees included in other liabilities was $1,396,180 and $1,429,267 at December 31, 2012 and 2011, respectively.

Note 16 — Regulatory Matters

Dividends — The Bank’s ability to pay cash dividends to the holding company is restricted by state banking regulations to the amount of the Bank’s retained earnings and statutory capital and other regulatory requirements, including the Consent Order and the Written Agreement described below.

Capital Requirements —The holding company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank exceeded minimum regulatory capital and Consent Order requirements at December 31, 2012. The Bank exceeded minimum regulatory capital requirements (as defined by the applicable FDIC and FRB regulations, but not the Consent Order) at December 31, 2011. With respect to the requirements of the Consent Order, the Bank at December 31, 2011 met the total risk-based capital ratio requirement but did not meet the Tier 1 capital to average assets ratio requirement.

The actual capital amounts and ratios and minimum regulatory amounts (in thousands) and ratios are as follows:

(Dollars in thousands)
			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order Dated March 1, 2011
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total risk-based capital
(to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital
(to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%
As of December 31, 2011
Total risk-based capital
(to risk-weighted assets)	$30,845	11.82%	$20,876	8.0%	$26,095	10.0%
Tier 1 capital
(to risk-weighted assets)	$27,531	10.55%	$10,438	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$27,531	7.05%	$15,622	4.0%	$31,244	8.0%

The holding company is also subject to certain capital requirements. At December 31, 2012 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 12.76%, 8.36% and 15.29%, respectively. At December 31, 2011 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 9.16%, 6.13% and 12.04%, respectively.

The Bank is required by the Federal Reserve Bank to maintain average cash reserve balances at the Federal Reserve Bank and in working funds based upon a percentage of deposits. The required amount of these reserve balances at December 31, 2012 was $100,000.

On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the South Carolina Board of Financial Institutions (the “S.C. Bank Board”). The Consent Order seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, liquidity and funds management, interest rate risk management, capital levels and Board oversight.

With respect to capital, the Consent Order required the Bank to achieve by August 1, 2011 and thereafter maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. The Consent Order results in the Bank being deemed “adequately capitalized” irrespective of the fact that ratios indicate “well-capitalized” status as defined by the applicable regulations. As of December 31, 2012 the Bank’s Tier 1 capital ratio was 9.08%, its total risk-based capital ratio was 15.14%, and the Bank was compliant with all of the Consent Order requirements.

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

Management does not believe that the Written Agreement will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner. As of December 31, 2012, the Company was in compliance with all of the Written Agreement requirements.

Note 17 — Fair Value

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At both December 31, 2012 and December 31, 2011, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value:

(Dollars in thousands)
		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3

December 31, 2012
Available for sale securities:
US governmental and other agency obligations	$29,345	$—	$29,345	$—
Municipal securities	33,943	—	33,943	—
Mortgage-backed securities	72,609	—	72,609	—
Collateralized debt obligation	413	—	—	413
Total available for sale securities	$136,310	$—	$135,897	$413

December 31, 2011
Available for sale securities:
Municipal securities	$38,338	$—	$38,338	$—
Mortgage-backed securities	91,209	—	91,209	—
Collateralized debt obligation	310	—	—	310
Total available for sale securities	$129,857	$—	$129,547	$310

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis for the years ended December 31, 2012 and 2011 are as follows:

(Dollars in thousands)
	2012	2011
Beginning fair value	$310	$382
Total unrealized gain (loss) included in other comprehensive income/ (loss)	103	(46)
Impairment charges during the year	—	(26)
Transfers in and/or out of level 3	—	—
Ending fair value	$413	$310

The were no Level 3 liabilities recorded at fair value on a recurring basis for the years ended December 31, 2012 or December 31, 2011.

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

(Dollars in thousands)
		Fair Value Measurements at Reporting Date Using
Description	12/31/2012	Level 1	Level 2	Level 3
Impaired loans	$2,928	$—	$—	$2,928
OREO	4,707	—	—	4,707

		Fair Value Measurements at Reporting Date Using
Description	12/31/2011	Level 1	Level 2	Level 3
Impaired loans	$6,973	$—	$—	$6,973
OREO	6,469	—	—	6,469

The Bank had impaired loans with outstanding balances of $5,654,000 and $14,983,000 at December 31, 2012 and 2011, respectively. Impaired loans with either charge-offs or specific reserves totaled $4,426,000 (gross of charge-off) at December 31, 2012. Of this amount $1,384,000 has been charged-off and $114,000 has been specifically reserved. Collateral dependent impaired loans had current balances of $3,543,000 and $10,887,000 with valuation allowances of $66,000 and $2,131,000 at December 31, 2012 and 2011, respectively.

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

	December 31, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,251	$10,251	$—	$—
Investment securities	136,310	—	135,897	413
Loans — net	192,040	—	183,558	2,928
Loans held for sale	295	—	295	—
Restricted stock	2,649	—	2,649	—
Accrued interest receivable	1,470	—	1,470	—
Bank owned life insurance	7,543	—	7,543	—

Financial liabilities
Deposits	$261,439	$—	$261,635	$—
Repurchase agreements	15,000	—	17,040	—
Notes payable to FHLB	45,100	—	46,918	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	979	—	979	—

	December 31, 2011	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$6,863	$6,863	$—	$—
Investment securities	129,857	—	129,547	310
Loans — net	220,055	—	209,041	6,973
Loans held for sale	—	—	—	—
Restricted stock	3,896	—	3,896	—
Accrued interest receivable	1,522	—	1,522	—
Bank owned life insurance	7,274	—	7,274	—

Financial liabilities
Deposits	$281,701	$—	$282,248	$—
Federal funds purchased	2,516	—	2,516	—
Repurchase agreements	15,000	—	16,532	—
Notes payable to FHLB	49,000	—	51,843	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	976	—	976	—

Note 18 — Preferred Stock

On January 30, 2009, the Company issued 9,993 shares of cumulative perpetual preferred stock (“Series SP Preferred Stock”), no par value having a liquidation amount equal to $1,000 per share, to the U.S. Treasury with an attached warrant to purchase an additional 500 shares of cumulative perpetual preferred stock, initial price $.01 per share having a liquidation amount equal to $1,000 per share, for an aggregate price of $9,993,000. The warrants were exercised immediately resulting in the issuance of 500 shares of cumulative perpetual preferred stock (“Series WP Preferred Stock”) to the U.S. Treasury.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. As of December 31, 2012 the Company has failed to pay eight such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of December 31, 2012 there is $1,089,300 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

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

Note 19 — Condensed Parent Company Financial Information

The following condensed financial information for Greer Bancshares Incorporated (holding company only) should be read in conjunction with the consolidated financial statements and the notes thereto.

(Dollars in thousands)
	December 31
Holding Company Only Condensed Balance Sheets	2012	2011

Assets:
Cash and cash equivalents	$201	$141
Investment in Trusts	341	341
Equity in net assets of Bank subsidiary	33,772	29,235
Taxes receivable	8	8
Premises and equipment, net of depreciation	635	635
Total assets	$34,957	$30,360

Liabilities and stockholders’ equity:
Liabilities:
Junior subordinated debentures	$11,341	$11,341
Interest payable	608	313
Other liabilities	68	68
Total liabilities	12,017	11,722

Stockholders’ equity	22,940	18,638
Total liabilities and stockholders’ equity	$34,957	$30,360

(Dollars in thousands)
	Years Ended December 31,
Holding Company Only Condensed Statements of Income (Loss)	2012	2011	2010

Income:
Lease income from Bank subsidiary	$60	$60	$60
Interest income of deposits	—	—	9
Total income	60	60	69

Expenses:
Interest on long-term borrowings	296	263	260
Noninterest expense	—	48	121
Total expenses	296	311	381

Loss before taxes and equity earnings	(236)	(251)	(312)

Equity in undistributed income (loss) of Bank subsidiary	5,145	(1,891)	(6,984)
Net income (loss)	4,909	(2,142)	(7,296)

Preferred stock dividends and net discount accretion	(723)	(652)	(642)

Net income (loss) attributed to common shareholders	$4,186	$(2,794)	$(7,938)

	Years Ended December 31,
Condensed Statements of Cash Flows	2012	2011	2010

Operating activities:
Net income (loss)	$4,909	$(2,142)	$(7,296)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed equity loss of Bank subsidiary	(5,145)	1,891	6,984
Loss on sale of land	—	—	4
Change in operating assets and liabilities	296	262	1
Net cash provided by (used for) operating activities	60	11	(307)

Investing activities:
Proceeds from sale of land	—	—	557
Net cash provided by investing activities	—	—	557

Financing activities:
Cash dividends paid on preferred stock	—	—	(545)
Net cash used for financing activities	—	—	(545)

Net increase (decrease) in cash and cash equivalents	60	11	(295)

Cash and cash equivalents beginning of year	141	130	425

Cash and cash equivalents at end of year	$201	$141	$130

Change in other comprehensive income (loss)	$(655)	$2,433	$(1,942)

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

As of December 31, 2012, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2012.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2012.

Based on our assessment, we believe that as of December 31, 2012, our internal control over financial reporting was effective based on criteria set forth by COSO in “Internal Control-Integrated Framework.”

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

Changes in Internal Control Over Financial Reporting

As discussed above, management maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and are properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program designed to monitor its effectiveness. There were no changes in the internal control over financial reporting identified in connection with the evaluation of it that occurred during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

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

Item 11. Executive Compensation

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2012. The descriptions of the Company’s equity compensation plans contained in Note 11 to the financial statements included in Item 8 above is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]
Equity Compensation Plans approved by security holders	233,894	$17.93	184,250

Equity Compensation Plans not approved by security holders	—	—	—

Total	233,894	$17.93	184,250

(1)	Represents shares available for issuance under our 2005 Equity Incentive Plan, which was approved by our Board of Directors on September 23, 2004 and by our shareholders at our April 2005 Annual Meeting. These shares can be issued as restricted shares or as shares receivable upon exercise of options granted under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan has an “evergreen share reserve increase” feature, whereby the number of shares issuable under the 2005 Equity Incentive Plan is automatically increased every year for 9 years upon each Annual Meeting of stockholders. The increase is equal to the least of (1) two percent of the Diluted Shares Outstanding, (2) 20,000 shares, or (3) such lesser numbers of shares as determined by the Company’s Board of Directors. “Diluted Shares Outstanding” means (1) the number of shares of common stock outstanding on such calculation date, plus (2) the number of shares of common stock issuable assuming the conversion of all outstanding preferred stock and convertible notes, plus (3) the additional number of dilutive common stock equivalent shares outstanding as a result of any options or warrants outstanding during the fiscal year, calculated using the Treasury stock method.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under “Governance of the Company,” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 2013, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1)	Financial Statements filed as part of this report:
The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:
Report of Independent Registered Public Accounting Firm — Dixon Hughes Goodman LLP
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Loss — Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010
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

GREER BANCSHARES INCORPORATED

Date: March 19, 2013	By:	s/s J.Richard Medlock, Jr.
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

s/s Gary M. Griffin	Date: March 19, 2013
Gary M. Griffin, Chairman

s/s Mark S. Ashmore	Date: March 19, 2013
Mark S. Ashmore, Director

s/s Walter M. Burch	Date: March 19, 2013
Walter M. Burch, Director

s/s R. Dennis Hennett	Date: March 19, 2013
R. Dennis Hennett, Director

s/s Harold K. James	Date: March 19, 2013
Harold K. James, Director

s/s Paul D. Lister	Date: March 19, 2013
Paul D. Lister, Director

s/s Theron C. Smith, III	Date: March 19, 2013
Theron C. Smith III, Director

s/s C. Don Wall	Date: March 19, 2013
C. Don Wall, Director

s/s George W. Burdette	Date: March 19, 2013
George W. Burdette, Director
(President and Chief Executive Officer)

s/s J. Richard Medlock, Jr.	Date: March 19, 2013
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

10.1*	Form of Greer State Bank Director Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.
10.2*	Form of Greer State Bank Employee Incentive Stock Option Plan, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for December 31, 2002 filed on March 28, 2003.
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

14	Director and Executive Officer Code of Ethics, as amended April 26, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.
21(1)	Subsidiaries of the Company.
23(1)	Consent of Dixon Hughes Goodman LLP
24(1)	Power of Attorney (contained on the signature page hereof).
31.1(1)	Certification pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(1)	Certification pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
99.1(1)	Certification pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contract or compensatory plan or arrangement.

(1)	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.