Form 10-Q
period 2013-03-31
GREER BANCSHARES INC
filed 2013-05-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

Index

PART I — Financial Information

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

Assets	March 31, 2013	December 31, 2012*
Cash and due from banks	$5,148	$6,407
Interest bearing deposits in banks	4,736	3,336
Federal funds sold	2,758	508
Cash and cash equivalents	12,642	10,251
Investment securities:
Available for sale	137,720	136,310
Loans, net of allowance for loan losses of $4,498 and $4,429, respectively	186,706	192,040
Loans held for sale	357	295
Premises and equipment, net	4,688	4,663
Accrued interest receivable	1,451	1,470
Restricted stock	1,895	2,649
Other real estate owned	4,389	4,707
Other assets	8,408	8,324
Total Assets	$358,256	$360,709
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$40,208	$45,289
Interest bearing	231,904	216,150
Total deposits	272,112	261,439
Long term borrowings	57,841	71,441
Other liabilities	4,811	4,889
Total Liabilities	334,764	337,769
Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at March 31, 2013 and December 31, 2012	9,870	9,835
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2013 and December 31, 2012	513	517
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2013 and December 31, 2012	12,433	12,433
Additional paid in capital	3,771	3,768
Accumulated deficit	(3,868)	(4,662)
Accumulated other comprehensive income	773	1,049
Total Stockholders’ Equity	23,492	22,940
Total Liabilities and Stockholders’ Equity	$358,256	$360,709

*This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
Interest Income:	3/31/13	3/31/12
Loans	$2,549	$3,003
Investment securities:
Taxable	641	590
Exempt from federal income tax	79	263
Federal funds sold	1	1
Other	3	5
Total interest income	3,273	3,862

Interest Expense:
Interest on deposit accounts	319	554
Interest on short term borrowings	—	1
Interest on long term borrowings	424	592
Total interest expense	743	1,147
Net interest income	2,530	2,715
Provision for loan losses	—	—
Net interest income after provision for loan losses	2,530	2,715

Non-interest income:
Customer service fees	160	179
Gain on sale of investment securities	120	1,301
Other noninterest income	446	420
Total noninterest income	726	1,900

Non-interest expenses:
Salaries and employee benefits	1,299	1,317
Occupancy and equipment	162	178
Postage and supplies	44	43
Professional fees	72	151
FDIC deposit insurance assessments	133	216
Other real estate owned and foreclosure	233	294
Federal Home Loan Bank (“FHLB”) Prepayment penalty	—	141
Other	442	420
Total noninterest expenses	2,385	2,760

Income before income taxes	871	1,855

Provision for income taxes:	46	—
Net income	825	1,855

Preferred stock dividends and net discount accretion	(184)	(188)

Net income available to common shareholders	$641	$1,667

Basic net income per share of common stock	$.26	$.67

Diluted net income per share of common stock	$.26	$.67

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	3/31/13	3/31/12
Net income	$825	$1,855
Other comprehensive loss, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $(101) and $117, respectively for the three month periods ended March 31, 2013 and March 31, 2012.	(196)	228
Less reclassification adjustments for gains included in net income, net of taxes of $41 and $442, respectively for the three month periods ended March 31, 2013 and March 31, 2012.	(80)	(859)
Other comprehensive loss	(276)	(631)

Comprehensive income	$549	$1,224

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statement of Changes in Stockholders’ Equity
for the Three Months Ended March 31, 2013 and March 31, 2012
(Unaudited)
(Dollars in thousands)

						Accumulated
	Preferred stock			Additional		Other	Total
	Series	Series	Common	Paid	Accumulated	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	Deficit	Income	Equity
Balances at December 31, 2012	$9,835	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—	—	—	—	825	—	825
Other comprehensive loss, net of tax	—	—	—	—	—	(276)	(276)
Amortization of premium and discount on preferred stock	35	(4)	—	—	(31)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	3	—	—	3

Balances at March 31, 2013	$9,870	$513	$12,433	$3,771	$(3,868)	$773	$23,492

						Accumulated
	Preferred stock			Additional		Other	Total
	Series	Series	Common	Paid	Accumulated	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	Deficit	Income	Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	1,855	—	1,855
Other comprehensive loss, net of tax	—	—	—	—	—	(631)	(631)
Amortization of premium and discount on preferred stock	33	(5)	—	—	(28)	—	—
Preferred stock dividends declared	—	—	—	—	—	—	—
Stock based compensation	—	—	—	12	—	—	12

Balances at March 31, 2012	$9,732	$530	$12,433	$3,732	$(7,626)	$1,073	$19,874

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	3/31/13	3/13/12
Operating activities
Net income	$825	$1,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83	89
Amortization of premiums on mortgage-backed securities	479	410
Gain on sale/call of investment securities	(120)	(1,301)
Loss on sale of other real estate owned	31	108
Impairment loss on other real estate owned	191	13
Origination of loans held for sale	(3,440)	(3,912)
Proceeds from sales of loans held for sale	3,403	3,518
Gain on sale of loans held for sale	(25)	(33)
Decrease in prepaid FDIC deposit insurance	—	210
Stock based compensation	3	12
Increase in cash surrender value of life insurance	(63)	(69)
Net change in:
Accrued interest receivable	19	169
Other assets	(21)	1,189
Accrued interest payable	79	(21)
Other liabilities	(157)	(572)

Net cash provided by operating activities	1,287	1,665

Investing activities
Activity in available-for-sale securities:
Sales	9,439	20,662
Maturities, payments and calls	16,525	8,180
Purchases	(28,009)	(27,532)
Net decrease in loans	4,984	7,723
Proceeds from redemption of FHLB stock	754	—
Proceeds from sale of other real estate owned	446	173
Purchase of premises and equipment	(108)	(10)
Net cash provided by investing activities	4,031	9,196

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	3/31/13	3/31/12
Financing activities
Net increase in deposits	$10,673	$12,055
Repayment of notes payable to FHLB	(29,600)	(6,000)
Proceeds from notes payable to FHLB	16,000	—
Net decrease in short term borrowings	—	(2,516)

Net cash provided by (used for) financing activities	(2,927)	3,539

Net increase in cash and cash equivalents	2,391	14,400

Cash and equivalents, beginning of period	10,251	6,863

Cash and equivalents, end of period	$12,642	$21,263

Cash paid for:
Income taxes	$26	$—
Interest	$665	$1,185

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$350	$232
Loans to facilitate sale of other real estate owned	$—	$—
Unrealized losses on available for sale investment securities, net of tax	$(276)	$(631)
Preferred stock dividends declared not paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation

Greer Bancshares Incorporated, a South Carolina corporation (the “Company”), is a one-bank holding company for Greer State Bank, a South Carolina corporation (the “Bank”). The Company currently engages primarily in owning and managing the Bank.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income and comprehensive income for the interim periods are not necessarily indicative of the results that may be expected for the entire year or any other future interim period.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2012, which are included in the 2012 Annual Report on Form 10-K.

Certain captions and amounts in the prior financial statements were reclassified to conform to this financial statement presentation. Such reclassifications had no effect on previously reported net income or shareholders’ equity. All dollars are rounded to the nearest thousand.

Note 2 —Net Income/Loss per Common Share

Basic and diluted income/loss per common share is computed by dividing net income/loss adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three months ended March 31, 2013 and March 31, 2012. Anti-dilutive options totaling 233,894 and 243,844 have been excluded from the income/loss per share calculation for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company maintained a full valuation allowance in the amount of $5.5 million on the net deferred tax assets outstanding at March 31, 2013. The Company has a net operating loss carry-forward for federal tax purposes and therefore no current federal income tax expense.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, our management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with GAAP, impaired loans where an allowance is established or a charge-off is made require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Available for sale securities:
US government and other agency obligations	$27,731	$—	$27,731	$—
Mortgage-backed securities	71,738	—	71,738	—
Municipal securities	37,831	—	37,831	—
Collateralized debt obligation	420	—	—	420
Total available for sale securities	$137,720	$—	$137,300	$420

December 31, 2012
Available for sale securities:
US government and other agency obligations	$29,345	$—	$29,345	$—
Mortgage-backed securities	72,609	—	72,609	—
Municipal securities	33,943	—	33,943	—
Collateralized debt obligation	413	—	—	413
Total available for sale securities	$136,310	$—	$135,897	$413

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

The Company owns a collateralized debt obligation which the Company would consider selling prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using a loss severity of 90% and additional collateral default rates from 4% to 17%. The Bank calculated the present value of the future cash flows from these scenarios using 10% as a discount rate and 9% as the collateral default rate. The difference in the present value and the carrying value of the security would be other than temporary impairment (“OTTI”), if any. The security is currently carried at an estimated fair value of $420,000 at March 31, 2013.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the three months ended March 31, 2013 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2012	$413
Total unrealized income/(loss) included in other comprehensive income	7
Transfers in and/or out of Level 3	—
Fair value, March 31, 2013	$420

There were no Level 3 liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2013 or March 31, 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the relevant period. Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	3/31/13	Level 1	Level 2	Level 3
Impaired loans	$2,799	$—	$—	$2,799
OREO	4,389	—	—	4,389

		Fair Value Measurements at Reporting Date Using
Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans	$2,928	$—	$—	$2,928
OREO	4,707	—	—	4,707

The Bank had impaired loans with outstanding balances of $5,240,000 and $5,654,000 at March 31, 2013 and December 31, 2012, respectively. Impaired loans with either charge-offs or specific reserves totaled $4,167,000 (gross of charge-off) at March 31, 2013. Of this amount $1,285,000 has been charged-off and $82,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $4,426,000 (gross of charge-off) at December 31, 2012. Of this amount $1,384,000 had been charged-off and $114,000 had been specifically reserved.

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

(Dollars in thousands)

	March 31, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,642	$12,642	$—	$—
Investment securities	137,720	—	137,300	420
Loans — net	186,706	—	180,290	2,799
Loans held for sale	357	—	362	—
Restricted stock	1,895	—	1,895	—
Accrued interest receivable	1,451	—	1,451	—
Bank owned life insurance	7,607	—	7,607	—

Financial liabilities
Deposits	$272,112	$—	$272,500	$—
Repurchase agreements	15,000	—	16,814	—
Notes payable to FHLB	31,500	—	32,557	—
Junior subordinated debentures	11,341	—	11,340	—
Accrued interest payable	1,126	—	1,126	—

	December 31, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,251	$10,251	$—	$—
Investment securities	136,310	—	135,897	413
Loans — net	192,040	—	183,558	2,928
Loans held for sale	295	—	295	—
Restricted stock	2,649	—	2,649	—
Accrued interest receivable	1,470	—	1,470	—
Bank owned life insurance	7,543	—	7,543	—

Financial liabilities
Deposits	$261,439	$—	$261,439	$—
Repurchase agreements	15,000	—	17,040	—
Notes payable to FHLB	45,100	—	46,918	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	979	—	979	—

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 5 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities, as of March 31, 2013 and December 31, 2012, are as follows:

(Dollars in thousands)

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$27,751	$48	$68	$27,731
Mortgage-backed securities	71,343	636	241	71,738
Municipal securities	37,144	819	132	37,831
Collateralized debt obligation	310	110	—	420
	$136,548	$1,613	$441	$137,720

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$29,256	$103	$14	$29,345
Mortgage-backed securities	71,877	891	159	72,609
Municipal securities	33,278	813	148	33,943
Collateralized debt obligation	310	103	—	413
	$134,721	$1,910	$321	$136,310

The amortized cost and estimated fair value of investment securities at March 31, 2013 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$354	$358
Over 1 year through 5 years	460	461
After 5 years through 10 years	7,078	7,386
Over 10 years	57,313	57,777
	65,205	65,982
Mortgage backed securities	71,343	71,738
Total	$136,548	$137,720

Investment securities with an aggregate book value of $64,529,000 and $56,566,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at March 31, 2013 and December 31, 2012 is shown below:

(Dollars in thousands)

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$11,996	$68	$—	$—
Mortgage backed securities	20,580	207	4,020	34
Municipal securities	8,548	132	—	—
Total	$41,124	$407	$4,020	$34

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$7,000	$14	$—	$—
Mortgage backed securities	22,514	159	—	—
Municipal securities	8,957	148	—	—
Total	$38,471	$321	$—	$—

Management believes all of the unrealized losses as of March 31, 2013 and December 31, 2012 are temporary and as a result of temporary changes in the market. Five U.S. government and other agency obligation securities, fourteen municipal securities and ten mortgage-backed securities had unrealized losses at March 31, 2013. Three U.S. government and other agency obligation securities, eight mortgage-backed securities and seventeen municipal securities had unrealized losses at December 31, 2012. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to the issuer’s credit. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The following table presents more detail on the collateralized debt obligation as of March 31, 2013 with an original par value of $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)

Descripton	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Gain	Present Value Discounted Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$420	$110	$420

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the three months ended March 31, 2013 and March 31, 2012 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Three Months Ended	Three Months Ended
	3/31/13	3/31/12
Gross realized gains	$120	$1,301
Gross realized losses	—	—
Net gain on sale of securities	$120	$1,301
Call/Sale proceeds	$20,334	$20,802

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Changes in accumulated other comprehensive income by component for the period ended March 31, 2013 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)

Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$1,049
Other comprehensive income/(loss) before reclassifications	(196)
Amounts reclassified from accumulated other comprehensive income/(loss)	(80)
Net current-period other comprehensive income	(276)
Ending balance	$773

Note 6 — Loans

A summary of loans outstanding by major classification as of March 31, 2013 and December 31, 2012 follows:

(Dollars in thousands)

	March 31, 2013	December 31, 2012
Commercial and industrial:
Commercial	$27,250	$29,477
Leases & other	2,202	2,390
Total commercial and industrial:	29,452	31,867

Commercial real estate:
Construction/land	26,434	27,227
Commercial mortgages — owner occupied	31,160	31,154
Other commercial mortgages	51,647	51,948
Total commercial real estate	109,241	110,329

Consumer real estate:
1-4 residential	32,566	32,757
Home equity loans and lines of credit	17,130	18,014
Total consumer real estate	49,696	50,771

Consumer installment:	2,815	3,502
Total loans	191,204	196,469
Allowance for loan losses	(4,498)	(4,429)

Net loans	$186,706	$192,040

The table above includes net deferred loan fees that totaled $32,000 and $39,000 at March 31, 2013 and December 31, 2012, respectively. Loans totaling $75,086,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

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

With respect to loans to developers and builders that are secured by non-owner occupied properties that may be originated from time to time, our management generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing.

Consumer loans are originated and underwritten based upon policies and procedures developed and modified by Bank management. The relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Underwriting standards for 1-4 residential and home equity loans include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

The Bank engages an independent loan review company to review and validate its credit risk program on a periodic basis. Results of these reviews are presented to our management. The loan review process complements and reinforces the risk identification and assessment decisions made by the Bank’s lenders and credit personnel, as well as the Bank’s lending policies and procedures.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Non-accrual loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)

	March 31, 2013	December 31, 2012
Commercial and industrial:
Commercial	$94	$89
Leases & Other	—	—
Commercial real estate:
Construction/land	100	319
Commercial mortgages — owner occupied	1,156	1,034
Other commercial mortgages	1,869	1,843
Consumer real estate:
1-4 residential	38	312
Home equity loans and lines of credit	49	337
Consumer installment:
Consumer installment	17	—
Total	$3,323	$3,934

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $67,000 and $167,000 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Past due loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)

March 31, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$162	$—	$162	$27,088	$27,250	$—
Leases & other	—	—	—	2,202	2,202	—
Commercial real estate:
Construction/land	—	—	—	26,434	26,434	—
Commercial mortgages — owner occupied	1,352	—	1,352	29,808	31,160	—
Other commercial mortgages	275	373	648	50,999	51,647	—
Consumer real estate:
1-4 residential	1,362	309	1,671	30,895	32,566	270
Home equity loans and lines of credit	172	49	221	16,909	17,130	—
Consumer installment:
Consumer installment	65	—	65	2,750	2,815	—
Total	$3,388	$731	$4,119	$187,085	$191,204	$270

December 31, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$143	$64	$207	$29,270	$29,477	$—
Leases & other	—	—	—	2,390	2,390	—
Commercial real estate:
Construction/land	—	—	—	27,227	27,227	—
Commercial mortgages — owner occupied	203	47	250	30,904	31,154	—
Other commercial mortgages	137	317	454	51,494	51,948	—
Consumer real estate:
1-4 residential	1,195	117	1,312	31,445	32,757	—
Home equity loans and lines of credit	296	298	594	17,420	18,014	—
Consumer installment:
Consumer installment	44	—	44	3,458	3,502	—
Total	$2,018	$843	$2,861	$193,608	$196,469	$—

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

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

Impaired loans, segregated by class of loans, as of March 31, 2013 and December 31, 2012, were as follows:

(Dollars in thousands)

March 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,037	$1,037	$—	$1,037	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	300	226	74	300	1
Commercial mortgages — owner occupied	2,172	1,406	118	1,524	41
Other commercial mortgages	2,770	2,103	30	2,133	6
Consumer real estate:
1-4 residential	246	39	207	246	34
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$6,525	$4,811	$429	$5,240	$82

December 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,215	$1,126	$—	$1,126	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	519	444	75	519	1
Commercial mortgages — owner occupied	2,280	736	873	1,609	66
Other commercial mortgages	2,790	2,136	30	2,166	6
Consumer real estate:
1-4 residential	234	39	195	234	41
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$7,038	$4,481	$1,173	$5,654	$114

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 3-31-13	Gross Interest Income for three months ended 3-31-13
Commercial and industrial:
Commercial	$1,046	$16
Commercial real estate:
Construction/land	336	4
Commercial mortgages owner occupied	1,555	33
Commercial mortgages – other	2,144	21
Consumer real estate:
1-4 residential	302	2
Consumer Installment	—	—
Total	$5,383	$76

	Average Recorded Investment for three months ended 3-31-12	Gross Interest Income for three months ended 3-31-12
Commercial and industrial:
Commercial	$3,846	$13
Commercial real estate:
Construction/land	3,393	36
Commercial mortgages owner occupied	1,894	8
Commercial mortgages – other	3,598	29
Consumer real estate:
1-4 residential	211	3
Home equity and lines of credit	—	—
Consumer Installment	97	2
Total	$13,039	$91

Credit Quality Indicators. As part of the on-going monitoring of credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to 1) the weighted-average risk rate of loan pools, 2) the level of classified loans, 3) non-performing loans and 4) general local economic conditions.

Our management utilizes a risk rating matrix to assign a risk rating to each of the Bank’s loans. Loans are rated on a scale of 1-7. A description of the general characteristics of the 7 risk ratings is as follows:

•	Risk ratings 1-3 (Pass) – These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•	Risk rating 4 (Monitor) – This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•	Risk rating 5 (Watch) – This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•	Risk rating 6 (Substandard) – This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and declining individual or guarantor support. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•	Risk rating 7 (Doubtful) – This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility the Bank will sustain loss unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support exists.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)

March 31, 2013	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,528	$10,258	$5,978	$3,486	$27,250
Leases & other	2,202	—	—	—	2,202
Commercial real estate:
Construction/land	7,977	10,828	1,310	6,319	26,434
Commercial mortgages – owner occupied	14,602	11,924	1,861	2,773	31,160
Other commercial mortgages	12,077	29,385	5,444	4,741	51,647
Consumer real estate:
1-4 residential	21,053	6,106	3,186	2,221	32,566
Home equity loans and lines of credit	14,898	1,376	372	484	17,130
Consumer installment:
Consumer installment	2,449	110	188	68	2,815
Total	$82,786	$69,987	$18,339	$20,092	$191,204

December 31, 2012	Risk rating 1- 3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$8,559	$10,276	$6,893	$3,749	$29,477
Leases & other	2,390	—	—	—	2,390
Commercial real estate:
Construction/land	8,025	11,454	1,230	6,518	27,227
Commercial mortgages – owner occupied	14,021	12,205	1,886	3,042	31,154
Other commercial mortgages	12,931	28,409	5,730	4,878	51,948
Consumer real estate:
1-4 residential	21,384	6,055	3,090	2,228	32,757
Home equity loans and lines of credit	15,417	1,415	350	832	18,014
Consumer installment:
Consumer installment	3,100	115	210	77	3,502
Total	$85,827	$69,929	$19,389	$21,324	$196,469

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

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the three months ended March 31, 2013 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2012	Re-Allocation	Provision	Charge-offs	Recoveries	Mar 31, 2013
Commercial and industrial:	$665	$(177)	$—	$—	$21	$509
Commercial real estate:	3,205	267	—	18	16	3,470
Consumer real estate:	516	(86)	—	—	49	479
Consumer installment:	43	(4)	—	1	2	40
Total	$4,429	$—	$—	$19	$88	$4,498

The change in the allowance for loan losses for the three months ended March 31, 2012 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Mar 31, 2012
Commercial and industrial:	$1,906	$104	$—	$278	$3	$1,735
Commercial real estate:	4,562	(294)	—	—	10	4,278
Consumer real estate:	237	110	—	62	4	289
Consumer installment:	42	80	—	1	3	124
Total	$6,747	$—	$—	$341	$20	$6,426

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

(Dollars in thousands)

March 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$1,037	$3,957	$246	$—	$5,240
Loans collectively evaluated for impairment	28,415	105,284	49,450	2,815	185,964
Balance March 31, 2013	$29,452	$109,241	$49,696	$2,815	$191,204

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$48	$34	$—	$82
Loans collectively evaluated for impairment	509	3,422	445	40	4,416
Balance March 31, 2013	$509	$3,470	$479	$40	$4,498

December 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$1,126	$4,294	$234	$—	$5,654
Loans collectively evaluated for impairment	30,741	106,035	50,537	3,502	190,815
Balance December 31, 2012	$31,867	$110,329	$50,771	$3,502	$196,469

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$73	$41	$—	$114
Loans collectively evaluated for impairment	665	3,132	475	43	4,315
Balance December 31, 2012	$665	$3,205	$516	$43	$4,429

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $4,632,000 and $5,254,000 at March 31, 2013 and December 31, 2012, respectively. TDRs on non-accrual were $2,845,000 and $3,160,000 at March 31, 2013 and December 31, 2012, respectively. The decrease in TDRs from December 31, 2012 to March 31, 2013 was a result of principal reductions through payments and valuation adjustments.

There were no loans that were modified into TDRs for the three months ended March 31, 2013. There were no TDRs in default within twelve months of their modification date during the three months ended March 31, 2013.

Note 7 — New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” to improve the transparency of reporting these reclassifications. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013. The Company provided these required disclosures in note 5 to the Consolidated Financial Statements. The adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 8 — Other Items

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. As of March 31, 2013, the Company had accrued and owed a total of $677,000 in interest payments on the two junior subordinated debentures.

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of March 31, 2013, the Company has failed to pay nine such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of March 31, 2013 there is $1,225,463 in non-declared TARP dividends as well as $68,081 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. The U.S. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but as of the date of this filing the Company has not been notified of approval or rejection of the bid. As stated above, the bid is subject to regulatory approval. If the Company’s TARP preferred stock is sold by the U.S. Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which the U.S. Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”) with the Federal Deposit Insurance Corporation “FDIC”) and the South Carolina Board of Financial Institutions (“S.C. Bank Board”). The Consent Order required the Bank to take specific steps regarding, among other things, its management, capital levels, asset quality, lending practices, liquidity and profitability in order to improve the safety and soundness of the Bank’s operations, each as described and set forth in the Consent Order.

Effective March 20, 2013, as a result of the steps the Bank took in complying with the Consent Order and the Bank’s improvement with regard to such matters, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with a Memorandum of Understanding (“MOU”), which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

capital over the above noted required capital levels. As of March 31, 2013, the Bank’s capital exceeded the levels required by the MOU and the Bank was in compliance with all of the MOU requirements.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as the capital requirements and restrictions contained in the MOU, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. As of March 31, 2013, the Company was in compliance with all of the Written Agreement requirements.

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and will replace it with a Memorandum of Understanding (the “FRB MOU”), which will become effective after approval by the Company’s Board of Directors and upon final execution of the FRB MOU by the Company and the FRB. Once it is approved by the Company’s Board of Directors and fully executed, the FRB MOU will be a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU will require the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of May 14, 2013, assuming the proposed FRB MOU were effective, the Company would be in compliance with all of the proposed FRB MOU requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

General – The financial condition and results of operations presented in the consolidated financial statements, the accompanying notes to the consolidated financial statements and this section are, to a large degree, dependent upon the Company’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change. Those accounting policies that are believed to be the most important to the portrayal and understanding of the Company’s financial condition and results of operations are discussed below. These critical accounting policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition or results of operations is a reasonable likelihood.

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

Allowance for Loan Losses – The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectability of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and/or insignificant payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

Other Real Estate Owned – The Company values OREO that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for estimated selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the OREO, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

Like most community banks, most of our income is derived from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and FHLB advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. There was no provision for loan losses during the quarters ended March 31, 2013 or March 31, 2012. (See “Provision for Loan Losses” for a detailed discussion of this process.)

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $641,000 available to common shareholders, or $0.26 per diluted common share, for the quarter ended March 31, 2013, compared to consolidated net income of $1,667,000, or $0.67 per diluted common share, for the quarter ended March 31, 2012. The results for the first quarter of 2012 were positively impacted by a gain on sale of securities of $1,301,000 partially offset by $141,000 in prepayment fees on FHLB advances, whereas the results for the first quarter of 2013 were positively impacted by a gain on sale of securities of $120,000 and had no FHLB advance prepayment fees.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2013 was $3,273,000, compared to $3,862,000 for the quarter ended March 31, 2012, a decrease of $589,000, or 15.3%. Interest and fees on loans is the largest component of total interest income and decreased $454,000, or 15.1% to $2,549,000 for the quarter ended March 31, 2013, compared to $3,003,000 for the quarter ended March 31, 2012. The decrease in interest and fees on loans was primarily the result of reductions of $27,714,000 in average loan balances for the three months ended March 31, 2013, compared to the same period in 2012. The Company has intentionally decreased its loan portfolio partially in an effort to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.29% and 5.42% for the quarters ended March 31, 2013 and March 31, 2012, respectively.

Interest income on investment securities decreased by $133,000 in the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012. The decrease was due to a decrease in the tax equivalent investment yields from 3.02% to 2.20% offset by an increase in the average balance of investments from $130,985,000 to $138,321,000 for the three month periods ended March 31, 2012 and March 31, 2013, respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the bank selling securities to recognize gains.

The Company’s total interest expense declined for the three months ended March 31, 2013 by $404,000 or 35.2% compared to the same period in 2012. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined due to rate decreases from 0.89% to 0.57% for the three month periods ended March 31, 2012 and March 31, 2013, respectively, and a reduction of average interest bearing deposits of $25,362,000.

Interest on long term borrowings declined $168,000, or 28.4% for the three month periods ended March 31, 2013 compared to the same periods in 2012. The decline in long term interest expense was the result of decreases in average long term borrowings outstanding and a decrease in average yields on long term borrowings for the three months ended March 31, 2013 compared to the same periods in 2012. Average long term borrowings outstanding declined by $6,532,000 for the quarter ended March 31, 2013 compared to the same period in 2012. Average rates on long term borrowings decreased to 2.55% from 3.22% for the three months ended March 31, 2013 compared to the same period in 2012. The long term borrowing rate decrease for the three month period ended March 31, 2013 compared to the three month period ended March 31, 2012 was the result of the elimination, by prepayment, of certain remaining high rate FHLB borrowings during 2012.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income decreased $185,000, or 6.8%, for the quarter ended March 31, 2013, compared to the same period in 2012.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and likewise, earnings decrease as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company’s balance sheet was liability sensitive in the up to twelve months gap analysis as of March 31, 2013. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

There was no provision for loan losses during the quarters ended March 31, 2013 or March 31, 2012. The amount of provision is based on the results of the loan loss model. Due to improved bank metrics and a reduction in our loan portfolio size, the model did not require a provision for the quarter ended March 31, 2013. Non-performing assets have decreased from $15.3 million for the quarter ended March 31, 2012 to $7.7 million for the quarter ended March 31, 2013. Also see the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $1,174,000 for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012. The decrease is primarily due to a decrease of $1,181,000 in securities gains.

Noninterest Expenses

Total noninterest expenses decreased $375,000, or 13.6%, for the quarter ended March 31, 2013, to $2,385,000 compared to $2,760,000 for the quarter ended March 31, 2012. Salaries and employee benefits, the largest component of noninterest expenses, decreased $18,000 for the three months ended March 31, 2013 compared to the same period in 2012. Salaries, professional expenses, occupancy and equipment expenses have all declined as the result of continued budget control. OREO and foreclosure expenses decreased $61,000 as a result of reduced operating expenses of $84,000 combined with an increase in net gains on sales of properties of $154,000, offset by an increase of $178,000 in valuation adjustments. There were $141,000 of FHLB prepayment penalties in the three months ended March 31, 2012 that were incurred as part of security sales and balance sheet restructuring transactions. There were no FHLB prepayment penalties in the three months ended March 31, 2013. FDIC premiums have declined $83,000 due to the Bank’s improved rating upon release from the Consent Order (and the Bank being placed under the MOU) combined with a decrease in asset size.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the three months ended March 31, 2013 and March 31, 2012, but did incur federal alternative minimum tax for the quarter ended March 31, 2013. Also, the Bank does have state tax expense in the three months ended March 31, 2013 due to net income at the bank level. See “Critical Accounting Policies — Income Taxes” and “Critical Accounting Policies — Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, both positive and negative evidence was considered including recent earnings trends, projected earnings and asset quality. As of March 31, 2013, management concluded that the negative evidence outweighed any positive evidence in determining realization of any deferred tax temporary differences and has recorded a full valuation allowance in the amount of $5.5 million on its net deferred tax assets. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to reduce the valuation allowance. Significant positive trends in credit quality and pre-tax income from operations could impact the level of valuation allowances deemed necessary on deferred tax assets in the future.

BALANCE SHEET REVIEW

Loans

Outstanding loans represented the largest component of earning assets at 55.6% of total earning assets as of March 31, 2013. Gross loans totaled $191,204,000 as of March 31, 2013, a decline of $5,265,000, or 2.7%, from gross loans of $196,469,000 as of December 31, 2012. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 56.1% of the Company’s loan portfolio as of March 31, 2013, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority located in the Company’s local market area.

Given the negative asset and credit quality trends within our loan portfolio since 2008, management continues to work aggressively to identify and quantify potential losses and execute plans to reduce problem assets. The analyses included internal and external loan reviews that required detailed, written summaries of the loans reviewed and vetting of the risk rating, accrual status and collateral valuation of the loans by the loan officers, credit administration and an external loan review firm.

Allowance for Loan Losses

The allowance for loan losses at March 31, 2013 was $4,498,000, or 2.35% of gross loans outstanding, compared to $4,429,000 or 2.25% of gross loans outstanding at December 31, 2012. The net increase of ..10% in the allowance ratio was a result of the reduction in loan portfolio size along with improved loan metrics. The allowance at March 31, 2013 included an allocation of $82,000 related to specifically identified impaired loans compared to an allocation of $114,000 related to specifically identified impaired loans at December 31, 2012.

Internal reviews and evaluations of the Company’s loan portfolio for the purpose of identifying potential problem loans, external reviews by federal and state banking examiners, management’s consideration of current economic conditions, historical loan losses and other relevant risk factors are used in evaluating the adequacy of the allowance for loan losses. The level of loan loss reserves is monitored on an on-going basis. The evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Despite the Company’s efforts to provide accurate estimates, actual losses will undoubtedly vary from the estimates. Also, there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. If delinquencies and defaults increase, additional loan loss provisions may be required which would adversely affect the Company’s results of operations and financial condition.

At March 31, 2013, the Company had $7,712,000 in non-performing assets, comprised of non-accruing loans of $3,323,000 and $4,389,000 in OREO. This compares to $8,641,000 in non-performing assets, comprised of $3,934,000 in non-accruing loans and $4,707,000 in OREO at December 31, 2012. Non-performing loans consisted of $3,212,000 in real estate loans, $94,000 in commercial loans and $17,000 in consumer installment loans at March 31, 2013. The nonperforming real estate loans have had appraisals within the past twelve months to support the loan balances.

The first three months of 2013 had a net recovery of charge-offs of $69,000. Net charge-offs for the first three months of 2012 were $321,000. The allowance for loan losses as a percentage of non-performing loans was 135.4% and 112.6% as of March 31, 2013 and December 31, 2012, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $4,632,000 and $5,254,000 at March 31, 2013 and December 31, 2012, respectively. TDRs on non-accrual were $2,845,000 and $3,160,000 at March 31, 2013 and December 31, 2012, respectively. This decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to OREO.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to $16,770,000, or 8.8% of total loans outstanding at March 31, 2013 compared to $17,390,000, or 8.9% of totals loans outstanding at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Securities

The Company’s investment portfolio is an important contributor to the earnings of the Company. The Company strives to maintain a portfolio that provides necessary liquidity for the Company while maximizing income consistent with the ability of the Company’s capital structure to accept nominal amounts of investment risk. During years when loan demand has not been strong, the Company has utilized the investment portfolio as a means for investing “excess” funds for higher yields, instead of accepting low overnight investment rates. The investment portfolio also provides securities that can be pledged against borrowings as a source of funding for loans. However, it is management’s intent to maintain a significant percentage of the Company’s earning assets in the loan portfolio as loan demand allows.

As of March 31, 2013, investment securities totaled $137,720,000 or 40.9% of total earning assets. Investment securities as of March 31, 2013 decreased $1,410,000, or 1.0%, from $136,310,000 as of December 31, 2012, due to the call of four securities totaling $11,015,000, the sale of eight securities totaling $9,319,000, and cash inflows from principal payments on mortgage backed securities, offset by the purchase of $14,532,000 in mortgage backed securities, $9,050,000 in municipal securities and $4,426,000 in U.S. government and other agency obligations.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $12,642,000 at March 31, 2013, compared to $10,251,000 at December 31, 2012, an increase of $2,391,000. Balances due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. At March 31, 2013 and December 31, 2012, interest bearing deposits comprised 85.2% and 82.7% of total deposits, respectively. Total deposits increased to $272,112,000 as of March 31, 2013 compared to $261,439,000 as of December 31, 2012. A decrease of $265,000 in retail certificates of deposit and $5,081,000 in demand deposits was offset by an increase of $16,019,000 in savings and NOW accounts. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by $9,706,000 in the three months ended March 31, 2013. The increase in core deposits as well as total deposits is seasonal due to several public agency accounts that increase due to tax revenue in the first quarter and then subsequently decline in the second through the fourth quarters.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the FHLB of Atlanta, and junior subordinated debentures. At March 31, 2013, total borrowings were $57,841,000, compared with $71,441,000 as of December 31, 2012. At March 31, 2013 and December 31, 2012, long term repurchase agreements were $15,000,000. Notes payable to the FHLB of Atlanta totaled $31,500,000 and $45,100,000 as of March 31, 2013 and December 31, 2012, respectively. The weighted average rate of interest for the Company’s portfolio of FHLB of Atlanta advances was 2.25% and 2.07% as of March 31, 2013 and December 31, 2012, respectively. The weighted average remaining maturity for FHLB of Atlanta advances was 2.02 years and 1.58 years as of March 31, 2013 and December 31, 2012, respectively.

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

Although the interest does continue to accrue, both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As of March 31, 2013 accrued interest on these subordinated debentures totaled $677,000. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

In accordance with ASC 810, Trust I and Trust II (the “Trusts”) are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for the regulatory capital requirements of the Company.

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At March 31, 2013 and December 31, 2012, the Company’s commitments to extend credit totaled $32,122,000 and $31,131,000, respectively.

Liquidity and Capital Resources

Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds in order to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Company’s ability to provide funds to meet the needs of depositors and borrowers. The Company’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Company must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Company are met primarily through two categories of funding: core deposits and borrowings. In the first three months of 2013, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Company’s mix of liabilities. At March 31, 2013, core deposits totaled $223,323,000, or 82.1%, of the Company’s total deposits, compared to $213,617,000, or 81.7%, of the Company’s total deposits as of December 31, 2012.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At March 31, 2013, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $12,000,000 and $4,000,000, respectively. Federal funds lines of $16,000,000 and $12,000,000 were available for use as of March 31, 2013 and December 31, 2012, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $31,500,000 and $45,100,000 at March 31, 2013 and December 31, 2012, respectively. Unused available FHLB borrowings totaled $58,430,000 and $45,760,000 at March 31, 2013 and December 31, 2012, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for $12,131,000 in unused available credit as of March 31, 2013.

The Company’s liquidity ratio (cash, federal funds and unpledged securities available for sale divided by total deposits) has decreased from 36.4% to 31.1% from December 31, 2012 to March 31, 2013 as a result of the Company’s reduction in long term borrowings.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes.

Management believes that the Company’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2013 and for the foreseeable future thereafter. However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Holding Company

Greer Bancshares Incorporated, the parent holding company (referred to as the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Bank and rental income of land to the Bank. However, the Company has not received dividends from the Bank since August 2010. The Company had $215,000 in cash remaining as of March 31, 2013 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company with the deferral of debenture interest payments noted above and suspension of dividend payments noted below.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of March 31, 2013 the Company has failed to pay nine such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of March 31, 2013 there was $1,225,000 in non-declared TARP dividends as well as $68,000 in declared but not paid TARP dividends.

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. The U.S. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury is considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but as of the date of this filing the Company has not been notified of approval or rejection of the bid. As stated above, the bid is subject to regulatory approval. If the Company’s TARP preferred stock is sold by the U.S. Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which the U.S. Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

Dividends

Under South Carolina banking law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the S.C. Bank Board provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. Otherwise, the Bank must obtain approval from the S.C. Bank Board prior to the payment of any cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized.

The Bank’s ability to pay dividends is also restricted by the MOU entered into by the Bank with the FDIC and the S.C. Bank Board on January 31, 2013. The MOU is discussed under “Memorandum of Understanding” below. Pursuant to the MOU, the Bank may not pay any dividends to the Company without the prior written approval of the FDIC and the S.C. Bank Board.

On July 7, 2011, the Company entered into a Written Agreement with the FRB. Among other things, the Written Agreement required the Company to seek permission prior to paying any dividends or trust preferred interest. As discussed under “- Liquidity and Capital Resources” above, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Also, on January 6, 2011, the Company gave notice to the U.S. Treasury that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as a part of the TARP program beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the FRB.

It is currently anticipated that the Company will not pay any common stock dividends until a substantial improvement in earnings has been achieved and outstanding TARP preferred stock dividends and interest on trust preferred securities have been paid.

Written Agreement with Federal Reserve

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as the capital requirements and restrictions contained in the MOU, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. As of March 31, 2013, the Company was in compliance with all of the Written Agreement requirements.

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and will replace it with a Memorandum of Understanding (the “FRB MOU”), which will become effective after approval by the Company’s Board of Directors and upon final execution of the FRB MOU by the Company and the FRB. Once it is approved by the Company’s Board of Directors and fully executed, the FRB MOU will be a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU will require the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of May 14, 2013, assuming the proposed FRB MOU were effective, the Company would be in compliance with all of the proposed FRB MOU requirements.

Memorandum of Understanding

On March 1, 2011, the Bank entered into a Consent Order with the FDIC and the S.C. Bank Board. The Consent Order required the Bank to take specific steps regarding, among other things, its management, capital levels, asset quality, lending practices, liquidity and profitability in order to improve the safety and soundness of the Bank’s operations, each as described and set forth in the Consent Order.

Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the MOU, which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of March 31, 2013, the Bank’s Tier One Capital Ratio was 9.31% and Total Risk Based Capital Ratio was 15.85%, exceeding the levels required by the MOU and the Bank was in compliance with all of the MOU requirements.

Management has researched available options for raising additional capital and improving the Bank’s capital ratios. While there is not a ready market for bank capital investments, the minimum capital ratios required by the MOU have been attained through the reduction of total assets, operating profits and recognition of gains on the sale of securities. Continued success of the plan is conditioned upon, among other things, retention of profits, which is in turn contingent upon expense control and decreased loan loss provisions in the future.

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

The Bank exceeded minimum regulatory capital and MOU requirements at March 31, 2013 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the Consent Order in effect 12-31-12 and the MOU in effect 3-31-13
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total risk-based capital (to risk-weighted assets)	$36,503	15.85%	$18,428	8.0%	$23,036	10.0%
Tier 1 capital (to risk-weighted assets)	$33,604	14.57%	$9,214	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$33,604	9.31%	$14,434	4.0%	$28,868	8.0%

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital (to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

The Company is also subject to certain capital requirements as noted above. At March 31, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 13.50%, 8.63% and 15.97%, respectively. At December 31, 2012, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 12.76%, 8.36% and 15.29%, respectively.

Board Involvement

The Company’s Board of Directors (the “Board”) continues to be very active in providing oversight and supervision to the management of the Bank. In addition to the regular monthly Board meetings, the Board committees are active with the Corporate Governance and Loan Committee meeting monthly, Audit Committee meeting quarterly, and Human Resources meeting as needed but usually quarterly.

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Words such as “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “appear,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including, without limitation:

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

For a description of factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2013. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q. More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

There have been no material changes in the risk factors previously disclosed in Part I-Item 1A of our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

As previously disclosed, In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points. The junior subordinated debentures issued in December 2006 mature in December 2036. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points. As of March 31, 2013, the Company had accrued and owed a total of $677,000 of interest payments on the two junior subordinated debentures.

Also as previously disclosed, on January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of March 31, 2013, the Company has failed to pay nine such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of March 31, 2013 there is $1,225,000 in non-declared TARP dividends as well as $68,000 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond.

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

GREER BANCSHARES INCORPORATED

Dated: May 14, 2013	/s/ George W. Burdette George W. Burdette President and Chief Executive Officer

Dated: May 14, 2013	/s/ J. Richard Medlock, Jr. J. Richard Medlock, Jr. Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability