Form 10-Q/A
period 2013-06-30
GREER BANCSHARES INC
filed 2013-09-10
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 6, 2013
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

Explanatory Note

This quarterly report on form 10-Q of Greer Bancshares Incorporated (the “Company”) has been amended to revise the amount of the deferred tax valuation allowance reversal that was recorded in the Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on August 13, 2013. The valuation allowance reversal was recorded as $5,386,000 and has been revised to be $3,910,000 based on our reevaluation of intra-period tax allocation provisions of ASC 740. The intra-period tax allocation was recalculated based on projected taxable book income for the subsequent interim periods of 2013 resulting in a net adjustment to the income tax benefit of $1.5 million.

ASC 740, Income Taxes, requires the company to determine the tax effect of a change in the beginning-of-the-year valuation allowance resulting from ordinary income in the current year which should be included in the computation of the estimated annual tax expense or benefit. The remaining tax effect of a change in the beginning-of-the-year balance of a valuation allowance that results from changes in the projection of income expected to be available in future years is required to be recognized discretely in the interim period (second fiscal quarter) in which the change in judgment about the ability to realize the deferred tax assets occurred. The $1,476,000 downward adjustment in the valuation allowance reversal resulted in a corresponding $1,476,000 reduction in total assets and total stockholders’ equity as of June 30, 2013 and a corresponding $1,476,000 reduction in net income and net income available to common shareholders, or $0.59 per share, for the three and six month periods then ended from the corresponding numbers originally reported on August 13, 2013.

Management has reevaluated its conclusion on the effectiveness of the Company’s disclosure controls and procedures in light of this Amendment and has concluded that the disclosure controls and procedures are effective. The cause for this Amendment is the reevaluation of information after the initial filing date of the Form 10-Q, not a lapse in control. The established disclosure controls and procedures facilitated the timely identification, evaluation and reporting necessary to ensure the Company’s financial statements and related disclosures are reliable.

This Amendment No. 1 to Form 10-Q/A continues to speak as of the date of the filing of the original Form 10-Q and does not update any disclosures contained in or reflect events that may have occurred subsequent to the Form 10-Q filed with the SEC on August 13, 2013 (this includes, but is not limited to, any forward-looking statements made in the original Form 10-Q, which have not been revised to reflect events that may have occurred or facts that may have become known after the original Form 10-Q filing, and such forward-looking statements should be read in their historical context). For the convenience of the reader, this Amendment No. 1 to Form 10-Q/A sets forth the original Form 10-Q filing, in its entirety, as modified where necessary to reflect the foregoing revisions. Part I - Financial Statements, Items 1 and 2 in the original Form 10-Q filing have been amended as a result of, and to reflect, the revisions.

In addition, this Amendment No. 1 to Form 10-Q/A also includes as exhibits certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of the filing of this Amendment No. 1 to Form 10-Q/A.

GREER BANCSHARES INCORPORATED

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

Assets	June 30, 2013	December 31, 2012*
Cash and due from banks	$6,344	$6,407
Interest bearing deposits in banks	2,301	3,336
Federal funds sold	3,040	508
Cash and cash equivalents	11,685	10,251
Investment securities:
Available for sale	145,842	136,310
Loans, net of allowance for loan losses of $2,916 and $4,429, respectively	184,164	192,040
Loans held for sale	711	295
Premises and equipment, net	4,604	4,663
Accrued interest receivable	1,412	1,470
Restricted stock	2,466	2,649
Deferred tax asset	5,469	—
Other real estate owned	3,452	4,707
Other assets	8,648	8,324
Total Assets	$368,453	$360,709
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$41,244	$45,289
Interest bearing	225,611	216,150
Total deposits	266,855	261,439
Long term borrowings	70,541	71,441
Other liabilities	4,583	4,889
Total Liabilities	341,979	337,769
Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at June 30, 2013 and December 31, 2012	9,907	9,835
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2013 and December 31, 2012	509	517
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2013 and December 31, 2012	12,433	12,433
Additional paid in capital	3,774	3,768
Retained earnings/(deficit)	2,570	(4,662)
Accumulated other comprehensive income/(loss)	(2,719)	1,049
Total Stockholders’ Equity	26,474	22,940
Total Liabilities and Stockholders’ Equity	$368,453	$360,709

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Interest Income:
Loans	$2,413	$2,773	$4,962	$5,802
Investment securities:
Taxable	678	744	1,319	1,334
Exempt from federal income tax	93	157	172	420
Federal funds sold	—	2	1	7
Other	2	4	5	5
Total interest income	3,186	3,680	6,459	7,568

Interest Expense:
Interest on deposit accounts	281	525	600	1,079
Interest on short term borrowings	—	—	—	1
Interest on long term borrowings	424	567	848	1,159
Total interest expense	705	1,092	1,448	2,239
Net interest income	2,481	2,588	5,011	5,329
Provision for loan losses	(1,700)	—	(1,700)	—
Net interest income after provision for loan losses	4,181	2,588	6,711	5,329

Non-interest income:
Customer service fees	152	166	312	345
Gain on sale of investment securities	—	611	120	1,912
Other noninterest income	493	470	939	864
Total noninterest income	645	1,247	1,371	3,121

Non-interest expenses:
Salaries and employee benefits	1,342	1,289	2,641	2,606
Occupancy and equipment	177	169	339	347
Postage and supplies	55	59	99	102
Professional fees	98	122	170	273
FDIC deposit insurance assessments	116	210	249	426
Other real estate owned and foreclosure	60	198	293	492
Federal Home Loan Bank (“FHLB”) Prepayment penalty	—	—	—	141
Other	463	403	905	823
Total noninterest expenses	2,311	2,450	4,696	5,210
Income before income taxes	2,515	1,385	3,386	3,240

Provision/(benefit) for income taxes:	(3,956)	90	(3,910)	90
Net income	6,471	1,295	7,296	3,150

Preferred stock dividends and net discount accretion	(186)	(176)	(370)	(364)

Net income available to common shareholders	$6,285	$1,119	$6,926	$2,786

Basic net income per share of common stock	$2.53	$.45	$2.79	$1.12

Diluted net income per share of common stock	$2.53	$.45	$2.79	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	6/30/13	6/30/12	6/30/13	6/30/12
Net income	$6,471	$1,295	$7,296	$3,150
Other comprehensive income, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $(1,799) and $309, respectively for the three month periods ended June 30, 2013 and June 30, 2012 and $(1,900) and $426, respectively for the six month periods ended June 30, 2013 and June 30, 2012.	(3,493)	599	(3,689)	827
Less reclassification adjustments for gains included in net income, net of tax expense/(benefit) of $0 and $208, respectively for the three month periods ended June 30, 2013 and June 30, 2012 and $(41) and $650, respectively for the six month periods ended June 30, 2013 and June 30, 2012.	—	(403)	(79)	(1,262)
Other comprehensive income/(loss)	(3,493)	196	(3,768)	(435)
Comprehensive income	$2,978	$1,491	$3,528	$2,715

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
for the Six Months Ended June 30, 2013 and June 30, 2012
(Unaudited)
(Dollars in thousands)

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock	Additional Paid In capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balances at December 31, 2012	$9,835	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—	—	—	—	7,296	—	7,296
Other comprehensive loss, net of tax	—	—	—	—	—	(3,768)	(3,768)
Amortization of premium and discount on preferred stock	72	(8)	—	—	(64)	—	—
Stock based compensation	—	—	—	6	—	—	6

Balances at June 30, 2013	$9,907	$509	$12,433	$3,774	$2,570	$(2,719)	$26,474

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock	Additional Paid In capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	3,150	—	3,150
Other comprehensive loss, net of tax	—	—	—	—	—	(435)	(435)
Amortization of premium and discount on preferred stock	67	(9)	—	—	(58)	—	—
Stock based compensation	—	—	—	24	—	—	24

Balances at June 30, 2012	$9,766	$526	$12,433	$3,744	$(6,361)	$1,269	$21,377

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	6/30/13	6/30/12
Operating activities
Net income	$7,296	$3,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	176	180
Amortization of premiums on mortgage-backed securities	925	827
Gain on sale/call of investment securities	(120)	(1,912)
Loss on sale of other real estate owned	76	47
Impairment loss on other real estate owned	288	178
Loss on disposition of equipment	—	(11)
Origination of loans held for sale	(9,871)	(11,047)
Proceeds from sales of loans held for sale	9,530	10,472
Reclamation of loan loss provision	(1,700)	—
Deferred income tax benefit	(5,469)	—
Gain on sale of loans held for sale	(75)	(71)
Decrease in prepaid FDIC deposit insurance	—	414
Stock based compensation	6	24
Increase in cash surrender value of life insurance	(127)	(136)
Net change in:
Accrued interest receivable	58	(33)
Other assets	(197)	1,511
Accrued interest payable	82	28
Other liabilities	(388)	(419)
Net cash provided by operating activities	490	3,202

Investing activities
Activity in available-for-sale securities:
Sales	9,319	51,377
Maturities, payments and calls	26,748	19,451
Purchases	(50,172)	(82,469)
Net decrease in loans	8,459	21,699
Proceeds from redemption of FHLB stock	183	1,043
Proceeds from sale of other real estate owned	2,008	753
Purchase of premises and equipment	(117)	(34)
Net cash provided by (used for) investing activities	(3,572)	11,820

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. As of June 30, 2013, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences and reversed the valuation allowance in the amount of $3.9 million on its net deferred tax assets. This non-cash reversal of the deferred tax asset valuation allowance was reflective of sustained profitability and improved earnings that support the ability to utilize the deferred tax asset in the future. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 4 — Fair Value

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

The Company reported consolidated net income of $6,285,000 available to common shareholders, or $2.53 per diluted common share, for the quarter ended June 30, 2013, compared to consolidated net income of $1,119,000, or $.45 per diluted common share, for the quarter ended June 30, 2012. The results for the second quarter of 2013 were positively impacted by the reversal of $1,700,000 in loan loss provision as well as the reversal of the deferred tax asset valuation allowance of $3,910,000. For the six months ended June 30, 2013, the Company reported consolidated net income of $7,126,000 attributed to common shareholders, or $2.79 per diluted common share, compared to a consolidated net income attributed to common shareholders of $2,786,000 or $1.12 per diluted common share for the six months ended June 30, 2012. The results for the first six months of 2013 were positively impacted by the non-cash reversal of $1,700,000 in loan loss provision as well as the non-cash reversal of the deferred tax asset valuation allowance of $3,910,000.

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

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the six months ended June 30, 2013 and June 30, 2012, but did incur federal alternative minimum tax for the six months ended June 30, 2013. Also, the Bank had state tax expense in the six months ended June 30, 2013 due to net income at the Bank level. See “Critical Accounting Policies — Income Taxes” and “Critical Accounting Policies — Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, management considered both positive and negative evidence including recent earnings trends, projected earnings and asset quality. As of June 30, 2013, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences and reversed the valuation allowance in the amount of $3.9 million on its net deferred tax assets. This non-cash reversal of the deferred tax asset valuation allowance was reflective of sustained profitability and improved earnings that support the ability to utilize the deferred tax asset in the future. The Company is three years cumulatively profitable and has been profitable for the last seven quarters. The Bank is deemed to be “well capitalized” with Tier one leverage and Total risk based capital ratios of 10.52% and 16.87%, respectively. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

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

Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the MOU, which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of June 30, 2013, the Bank’s Tier One Capital Ratio was 10.52% and Total Risk Based Capital Ratio was 16.87%, exceeding the levels required by the MOU and the Bank was in compliance with all of the MOU requirements.

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

The Bank exceeded minimum regulatory capital and MOU requirements at June 30, 2013 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the Consent Order in effect 12-31-12 and the MOU in effect 6-30-13
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013
Total risk-based capital (to risk-weighted assets)	$39,961	16.87%	$18,945	8.0%	$23,681	10.0%
Tier 1 capital (to risk-weighted assets)	$37,045	15.64%	$9,473	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$37,045	10.52%	$14,082	4.0%	$28,164	8.0%

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital (to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

The Company is also subject to certain capital requirements as noted above. At June 30, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 14.91%, 10.05% and 16.97%, respectively. At December 31, 2012, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 12.76%, 8.36% and 15.29%, respectively.

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

GREER BANCSHARES INCORPORATED

Dated: September 10, 2013	/s/ George W. Burdette
George W. Burdette
President and Chief Executive Officer

Dated: September 10, 2013	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability