Form 10-Q
period 2013-09-30
GREER BANCSHARES INC
filed 2013-11-13
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2013
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

Assets	September 30, 2013	December 31, 2012*
Cash and due from banks	$5,702	$6,407
Interest bearing deposits in banks	2,261	3,336
Federal funds sold	—	508
Cash and cash equivalents	7,963	10,251
Investment securities:
Available for sale	143,037	136,310
Loans, net of allowance for loan losses of $2,896 and $4,429, respectively	188,481	192,040
Loans held for sale	—	295
Premises and equipment, net	4,530	4,663
Accrued interest receivable	1,438	1,470
Restricted stock	2,390	2,649
Deferred tax asset	5,994	—
Other real estate owned	2,727	4,707
Other assets	8,508	8,324
Total Assets	$365,068	$360,709
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$43,047	$45,289
Interest bearing	221,538	216,150
Total deposits	264,585	261,439
Short term borrowings	27	—
Long term borrowings	68,841	71,441
Other liabilities	4,841	4,889
Total Liabilities	338,294	337,769
Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at September 30, 2013 and December 31, 2012	9,943	9,835
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at September 30, 2013 and December 31, 2012	505	517
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2013 and December 31, 2012	12,433	12,433
Additional paid in capital	3,777	3,768
Retained earnings/(deficit)	3,395	(4,662)
Accumulated other comprehensive income/(loss)	(3,279)	1,049
Total Stockholders’ Equity	26,774	22,940
Total Liabilities and Stockholders’ Equity	$365,068	$360,709

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/30/13	9/30/12	9/30/13	9/30/12
Interest Income:
Loans	$2,415	$2,700	$7,377	$8,502
Investment securities:
Taxable	774	695	2,093	2,029
Exempt from federal income tax	104	107	276	527
Federal funds sold	—	1	1	7
Other	3	4	8	10
Total interest income	3,296	3,507	9,755	11,075

Interest Expense:
Interest on deposit accounts	252	393	852	1,472
Interest on short term borrowings	—	—	—	1
Interest on long term borrowings	438	514	1,286	1,673
Total interest expense	690	907	2,138	3,146
Net interest income	2,606	2,600	7,617	7,929
Provision for loan losses	—	—	(1,700)	—
Net interest income after provision for loan losses	2,606	2,600	9,317	7,929

Non-interest income:
Customer service fees	159	171	471	516
Gain on sale of investment securities	—	878	120	2,790
Other noninterest income	448	518	1,387	1,382
Total noninterest income	607	1,567	1,978	4,688

Non-interest expenses:
Salaries and employee benefits	1,318	1,299	3,959	3,905
Occupancy and equipment	180	171	519	518
Postage and supplies	45	44	144	146
Professional fees	97	114	267	387
FDIC deposit insurance assessments	117	204	366	630
Other real estate owned and foreclosure	118	384	411	876
Federal Home Loan Bank (“FHLB”) Prepayment penalty	—	500	—	641
Other	468	451	1,373	1,274
Total noninterest expenses	2,343	3,167	7,039	8,377
Income before income taxes	870	1,000	4,256	4,240

Provision/(benefit) for income taxes:	13	45	(3,897)	135
Net income	857	955	8,153	4,105

Preferred stock dividends and net discount accretion	(189)	(178)	(559)	(542)

Net income available to common shareholders	$668	$777	$7,594	$3,563

Basic net income per share of common stock	$0.27	$0.31	$3.05	$1.43

Diluted net income per share of common stock	$0.27	$0.31	$3.05	$1.43

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	9/30/13	9/30/12	9/30/13	9/30/12
Net income	$857	$955	$8,153	$4,105
Other comprehensive income, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $(288) and $336, respectively for the three month periods ended September 30, 2013 and September 30, 2012 and $(2,188) and $762, respectively for the nine month periods ended September 30, 2013 and September 30, 2012.	(559)	651	(4,249)	1,478
Less reclassification adjustments for gains included in net income, net of tax expense/(benefit) of $0 and $299, respectively for the three month periods ended September 30, 2013 and September 30, 2012 and $(41) and $949, respectively for the nine month periods ended September 30, 2013 and September 30, 2012.	—	(579)	(79)	(1,841)
Other comprehensive income/(loss)	(559)	72	(4,328)	(363)

Comprehensive income	$298	$1,027	$3,825	$3,742

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2013 and September 30, 2012
(Unaudited)
(Dollars in thousands)

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock	Additional Paid In capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balances at December 31, 2012	$9,835	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—	—	—	—	8,153	—	8,153
Other comprehensive loss, net of tax	—	—	—	—	—	(4,328)	(4,328)
Amortization of premium and discount on preferred stock	108	(12)	—	—	(96)	—	—
Stock based compensation	—	—	—	9	—	—	9

Balances at September 30, 2013	$9,943	$505	$12,433	$3,777	$3,395	$(3,279)	$26,774

	Preferred stock
	Series 2009-SP	Series 2009-WP	Common Stock	Additional Paid In capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balances at December 31, 2011	$9,699	$535	$12,433	$3,720	$(9,453)	$1,704	$18,638

Net income	—	—	—	—	4,105	—	4,105
Other comprehensive loss, net of tax	—	—	—	—	—	(363)	(363)
Amortization of premium and discount on preferred stock	101	(13)	—	—	(88)	—	—
Stock based compensation	—	—	—	36	—	—	36

Balances at September 30, 2012	$9,800	$522	$12,433	$3,756	$(5,436)	$1,341	$22,416

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/13	9/30/12
Operating activities
Net income	$8,153	$4,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	274	271
Amortization of premiums on mortgage-backed securities	1,329	1,312
Gain on sale/call of investment securities	(120)	(2,790)
Loss on sale of other real estate owned	105	468
Impairment loss on other real estate owned	288	269
Loss on disposition of equipment	—	(11)
Origination of loans held for sale	(18,047)	(17,406)
Proceeds from sales of loans held for sale	18,448	16,824
Reclamation of loan loss provision	(1,700)	—
Deferred income tax benefit	(5,994)	—
Gain on sale of loans held for sale	(106)	(135)
Decrease in prepaid FDIC deposit insurance	—	481
Stock based compensation	9	36
Increase in cash surrender value of life insurance	(190)	(202)
Net change in:
Accrued interest receivable	32	50
Other assets	6	831
Accrued interest payable	118	8
Other liabilities	(166)	(133)

Net cash provided by operating activities	2,439	3,978

Investing activities
Activity in available-for-sale securities:
Sales	9,319	87,655
Maturities, payments and calls	30,758	26,915
Purchases	(52,341)	(115,247)
Net decrease in loans	4,682	25,044
Proceeds from redemption of FHLB stock	259	1,342
Proceeds from sale of other real estate owned	2,164	1,077
Purchase of premises and equipment	(141)	(56)
Net cash provided by (used for) investing activities	(5,300)	26,730

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/13	9/30/12
Financing activities
Net increase (decrease) in deposits	$3,146	$(14,204)
Repayment of notes payable to FHLB	(52,300)	(21,000)
Proceeds from notes payable to FHLB	49,700	15,000
Net increase (decrease) in short term borrowings	27	(2,516)
Net cash provided by (used for) financing activities	573	(22,720)

Net increase (decrease) in cash and cash equivalents	(2,288)	7,988

Cash and equivalents, beginning of period	10,251	6,863

Cash and equivalents, end of period	$7,963	$14,851

Cash paid for:
Income taxes	$408	$135
Interest	$2,020	$3,187

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$1,393	$1,458
Loans to facilitate sale of other real estate owned	$816	$1,645
Unrealized losses on available for sale investment securities, net of tax	$(4,328)	$(363)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2012, which are included in the Company’s 2012 Annual Report on Form 10-K.

Certain captions and amounts in the prior financial statements were reclassified to conform to this financial statement presentation. Such reclassifications had no effect on previously reported net income or stockholders’ equity. All dollars are rounded to the nearest thousand.

Note 2 — Net Income per Common Share

Basic and diluted net income per common share is computed by dividing net income adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and nine months ended September 30, 2013 and September 30, 2012. Anti-dilutive options totaling 226,301 and 235,969 have been excluded from the income per share calculation for the three and nine months ended September 30, 2013 and September 30, 2012, respectively.

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

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. As of June 30, 2013, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences. In accordance with the intra-period tax allocation provisions of ASC 740, the Company reversed the portion of the valuation allowance attributable to current period taxable income through September 30, 2013 and projected taxable income for periods after 2013. The total valuation allowance reversal of $5,691,000 resulted in a net income tax benefit for the nine months ended September 30, 2013 of $3,897,000. This non-cash reversal of the deferred tax asset valuation allowance was reflective of sustained profitability and improved earnings that support the ability to utilize the deferred tax asset in the future. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Available for sale securities:
US government and other agency obligations	$21,393	$—	$21,393	$—
Mortgage-backed securities	78,812	—	78,812	—
Municipal securities	42,296	—	42,296	—
Collateralized debt obligation	536	—	—	536
Total available for sale securities	$143,037	$—	$142,501	$536

December 31, 2012
Available for sale securities:
US government and other agency obligations	$29,345	$—	$29,345	$—
Mortgage-backed securities	72,609	—	72,609	—
Municipal securities	33,943	—	33,943	—
Collateralized debt obligation	413	—	—	413
Total available for sale securities	$136,310	$—	$135,897	$413

There were no liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

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

The Company owns a collateralized debt obligation which the Company would consider selling prior to fully recovering any unrealized loss. The security is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using a loss severity of 90% and additional collateral default rates from 4% to 17%. The Bank calculated the present value of the future cash flows from these scenarios using 10% as a discount rate and 9% as the collateral default rate. The difference in the present value and the carrying value of the security would be other than temporary impairment (“OTTI”), if any. This collateralized debt obligation is currently carried at an estimated fair value of $536,000 at September 30, 2013.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending balances of Level 3 assets, which consists of one collateralized debt obligation, recorded at fair value on a recurring basis for the nine months ended September 30, 2013 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2012	$413
Total unrealized income/(loss) included in other comprehensive income	123
Transfers in and/or out of Level 3	—
Fair value, September 30, 2013	$536

There were no Level 3 liabilities recorded at fair value on a recurring basis during the three or nine months ended September 30, 2013 or September 30, 2012.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the relevant period. Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	9/30/13	Level 1	Level 2	Level 3
Impaired loans	$2,617	$—	$—	$2,617
OREO	2,727	—	—	2,727

		Fair Value Measurements at Reporting Date Using
Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans	$2,928	$—	$—	$2,928
OREO	4,707	—	—	4,707

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

Management uses its best judgment in estimating fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented. The estimated fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows:

(Dollars in thousands)

	September 30, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$7,963	$7,963	$—	$—
Investment securities	143,037	—	142,501	536
Loans — net	188,481	—	181,183	2,617
Restricted stock	2,390	—	2,390	—
Accrued interest receivable	1,438	—	1,438	—
Bank owned life insurance	7,734	—	7,734	—

Financial liabilities
Deposits	$264,585	$—	$264,856	$—
Fed funds purchased	27	—	27	—
Repurchase agreements	15,000	—	16,494	—
Notes payable to FHLB	42,500	—	43,716	—
Junior subordinated debentures	11,341	—	11,340	—
Accrued interest payable	1,304	—	1,304	—

	December 31, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,251	$10,251	$—	$—
Investment securities	136,310	—	135,897	413
Loans — net	192,040	—	183,558	2,928
Loans held for sale	295	—	295	—
Restricted stock	2,649	—	2,649	—
Accrued interest receivable	1,470	—	1,470	—
Bank owned life insurance	7,543	—	7,543	—

Financial liabilities
Deposits	$261,439	$—	$261,439	$—
Repurchase agreements	15,000	—	17,040	—
Notes payable to FHLB	45,100	—	46,918	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	979	—	979	—

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 5 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities, as of September 30, 2013 and December 31, 2012, are as follows:

(Dollars in thousands)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$23,417	$—	$2,024	$21,393
Mortgage-backed securities	80,455	132	1,775	78,812
Municipal securities	43,822	194	1,720	42,296
Collateralized debt obligation	310	226	—	536
	$148,004	$552	$5,519	$143,037

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$29,256	$103	$14	$29,345
Mortgage-backed securities	71,877	891	159	72,609
Municipal securities	33,278	813	148	33,943
Collateralized debt obligation	310	103	—	413
	$134,721	$1,910	$321	$136,310

The amortized cost and estimated fair value of investment securities at September 30, 2013 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected and actual maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$355	$356
Over 1 year through 5 years	1,902	1,907
After 5 years through 10 years	11,736	11,544
Over 10 years	53,556	50,418
	67,549	64,225
Mortgage backed securities	80,455	78,812
Total	$148,004	$143,037

Investment securities with an aggregate book value of $69,914,000 and $56,566,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at September 30, 2013 and December 31, 2012 is shown below:

(Dollars in thousands)

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$21,393	$2,024	$—	$—
Mortgage backed securities	55,708	1,351	10,241	424
Municipal securities	27,339	1,418	4,008	302
Total	$104,440	$4,793	$14,249	$726

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$7,000	$14	$—	$—
Mortgage backed securities	22,514	159	—	—
Municipal securities	8,957	148	—	—
Total	$38,471	$321	$—	$—

Management believes all of the Company’s unrealized losses as of September 30, 2013 and December 31, 2012 are temporary and as a result of temporary changes in the market. Nine U.S. government and other agency obligation securities, twenty-nine mortgage-backed securities and fifty-five municipal securities had unrealized losses at September 30, 2013. Three U.S. government and other agency obligation securities, eight mortgage-backed securities and seventeen municipal securities had unrealized losses at December 31, 2012. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to the issuer’s credit. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The following table presents more detail on the collateralized debt obligation as of September 30, 2013 with an original par value of $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

(Dollars in thousands)

Descripton	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Gain	Present Value Discounted Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412RAL9	Ca	$310	$536	$226	$536

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the nine months ended September 30, 2013 and September 30, 2012 are summarized as follows. These net gains are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Nine Months Ended 9/30/13	Nine Months Ended 9/30/12

Gross realized gains	$120	$2,790
Gross realized losses	—	—
Net gain on sale of securities	$120	$2,790
Call/Sale proceeds	$24,349	$93,950

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Changes in accumulated other comprehensive income/(loss) by component for the period ended September 30, 2013 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)

Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$1,049
Other comprehensive income/(loss) before reclassifications	(4,249)
Amounts reclassified from accumulated other comprehensive income/(loss)	(79)
Net current-period other comprehensive income	(4,328)
Ending balance	$(3,279)

Note 6 — Loans

A summary of loans outstanding by major classification as of September 30, 2013 and December 31, 2012 follows:

(Dollars in thousands)

	September 30, 2013	December 31, 2012
Commercial and industrial:
Commercial	$27,263	$29,477
Leases & other	3,244	2,390
Total commercial and industrial:	30,507	31,867

Commercial real estate:
Construction/land	24,464	27,227
Commercial mortgages — owner occupied	32,005	31,154
Other commercial mortgages	50,816	51,948
Total commercial real estate	107,285	110,329

Consumer real estate:
1-4 residential	33,925	32,757
Home equity loans and lines of credit	17,069	18,014
Total consumer real estate	50,994	50,771

Consumer installment:	2,591	3,502
Total loans	191,377	196,469
Allowance for loan losses	(2,896)	(4,429)

Net loans	$188,481	$192,040

The table above includes net deferred loan fees/(costs) that totaled $36,000 and ($39,000) at September 30, 2013 and December 31, 2012, respectively. Loans totaling $79,501,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Non-accrual loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)

	September 30, 2013	December 31, 2012
Commercial and industrial:
Commercial	$20	$89
Leases & Other	—	—
Commercial real estate:
Construction/land	—	319
Commercial mortgages — owner occupied	982	1,034
Other commercial mortgages	1,438	1,843
Consumer real estate:
1-4 residential	806	312
Home equity loans and lines of credit	75	337
Consumer installment:
Consumer installment	—	—
Total	$3,321	$3,934

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $172,000 and $380,000 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Past due loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)

September 30, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$315	$—	$315	$26,948	$27,263	$—
Leases & other	—	—	—	3,244	3,244	—
Commercial real estate:
Construction/land	—	—	—	24,464	24,464	—
Commercial mortgages — owner occupied	—	78	78	31,927	32,005	—
Other commercial mortgages	—	—	—	50,816	50,816	—
Consumer real estate:
1-4 residential	1,477	358	1,835	32,090	33,925	—
Home equity loans and lines of credit	85	75	160	16,909	17,069	—
Consumer installment:
Consumer installment	1	—	1	2,590	2,591	—
Total	$1,878	$511	$2,389	$188,988	$191,377	$—

December 31, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$143	$64	$207	$29,270	$29,477	$—
Leases & other	—	—	—	2,390	2,390	—
Commercial real estate:
Construction/land	—	—	—	27,227	27,227	—
Commercial mortgages — owner occupied	203	47	250	30,904	31,154	—
Other commercial mortgages	137	317	454	51,494	51,948	—
Consumer real estate:
1-4 residential	1,195	117	1,312	31,445	32,757	—
Home equity loans and lines of credit	296	298	594	17,420	18,014	—
Consumer installment:
Consumer installment	44	—	44	3,458	3,502	—
Total	$2,018	$843	$2,861	$193,608	$196,469	$—

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

Impaired loans, segregated by class of loans, as of September 30, 2013 and December 31, 2012, were as follows:

(Dollars in thousands)

September 30, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$860	$860	$—	$860	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	200	200	—	200	—
Commercial mortgages — owner occupied	1,991	1,225	118	1,343	41
Other commercial mortgages	2,409	1,756	29	1,785	5
Consumer real estate:
1-4 residential	244	38	206	244	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$5,704	$4,079	$353	$4,432	$78

December 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,215	$1,126	$—	$1,126	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	519	444	75	519	1
Commercial mortgages — owner occupied	2,280	736	873	1,609	66
Other commercial mortgages	2,790	2,136	30	2,166	6
Consumer real estate:
1-4 residential	234	39	195	234	41
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$7,038	$4,481	$1,173	$5,654	$114

As noted above, the Bank had impaired loans with outstanding balances of $4,432,000 and $5,654,000 at September 30, 2013 and December 31, 2012, respectively. Impaired loans with either charge-offs or specific reserves totaled $3,966,000 (gross of charge-off) at September 30, 2013. Of this amount $1,272,000 has been charged-off and $78,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $4,426,000 (gross of charge-off) at December 31, 2012. Of this amount $1,384,000 had been charged-off and $114,000 had been specifically reserved.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans for and as of the time periods listed below is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 9-30-13	Average Recorded Investment for nine months ended 9-30-13	Gross Interest Income for three months ended 9-30-13	Gross Interest Income for nine months ended 9-30-13
Commercial and industrial:
Commercial	$908	$974	$41	$71
Commercial real estate:
Construction/land	247	291	8	17
Commercial mortgages owner occupied	1,623	1,625	75	137
Commercial mortgages — other	1,854	1,962	55	97
Consumer real estate:
1-4 residential	245	264	7	12
Consumer Installment	—	—	—	—
Total	$4,877	$5,116	$186	$334

	Average Recorded Investment for three months ended 9-30-12	Average Recorded Investment for nine months ended 9-30-12	Gross Interest Income for three months ended 9-30-12	Gross Interest Income for nine months ended 9-30-12
Commercial and industrial:
Commercial	$1,854	$3,102	$15	$44
Commercial real estate:
Construction/land	2,524	3,079	10	81
Commercial mortgages owner occupied	1,406	1,542	19	35
Commercial mortgages — other	2,786	3,156	19	81
Consumer real estate:
1-4 residential	341	254	3	9
Consumer Installment	—	53	—	3
Total	$8,911	$11,186	$66	$253

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

Our management utilizes a risk rating matrix to assign a risk rating to each of the Bank’s loans. Loans are rated on a scale of 1-7. A description of the general characteristics of the 7 risk ratings is as follows:

•	Risk ratings 1-3 (Pass) — These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

•	Risk rating 4 (Monitor) — This risk rating includes loans to borrowers with satisfactory credit, some slow repayment history, stable trends in their industry and positive operating trends. Financial conditions are achieving performance expectations at a slower pace than anticipated. Management changes, interim losses and repayment sources are somewhat strained but there is satisfactory individual or guarantor support.

•	Risk rating 5 (Watch) — This risk rating includes loans to borrowers with increasing delinquency history, stable to decreasing or adverse trends in their industry and company performance, adverse trends in operations, marginal primary repayment sources with secondary repayment sources available, marginal debt service coverage, some identifiable risk of collection and limited individual or guarantor support.

•	Risk rating 6 (Substandard) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner, decreasing or adverse trends in their industry and company performance, well-defined weakness in management, profitability or liquidity, limited repayment sources and declining individual or guarantor support. There is a distinct possibility the Bank will sustain losses related to this risk rating if deficiencies are not corrected.

•	Risk rating 7 (Doubtful) — This risk rating includes loans to borrowers with demonstration of inability to perform in a timely manner and no customer response, decreasing or adverse trends in industry, high possibility the Bank will sustain losses unless pending factors are successful, full collection or liquidation is highly questionable and improbable, repayment sources are severely impaired or nonexistent and no individual or guarantor support exists.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)

September 30, 2013	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,924	$12,297	$5,956	$1,086	$27,263
Leases & other	3,244	—	—	—	3,244
Commercial real estate:
Construction/land	11,539	6,748	412	5,765	24,464
Commercial mortgages — owner occupied	14,104	14,626	708	2,567	32,005
Other commercial mortgages	11,363	31,987	4,591	2,875	50,816
Consumer real estate:
1-4 residential	24,481	4,822	1,802	2,820	33,925
Home equity loans and lines of credit	15,268	1,215	117	469	17,069
Consumer installment:
Consumer installment	2,307	109	155	20	2,591
Total	$90,230	$71,804	$13,741	$15,602	$191,377

December 31, 2012	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$8,559	$10,276	$6,893	$3,749	$29,477
Leases & other	2,390	—	—	—	2,390
Commercial real estate:
Construction/land	8,025	11,454	1,230	6,518	27,227
Commercial mortgages — owner occupied	14,021	12,205	1,886	3,042	31,154
Other commercial mortgages	12,931	28,409	5,730	4,878	51,948
Consumer real estate:
1-4 residential	21,384	6,055	3,090	2,228	32,757
Home equity loans and lines of credit	15,417	1,415	350	832	18,014
Consumer installment:
Consumer installment	3,100	115	210	77	3,502
Total	$85,827	$69,929	$19,389	$21,324	$196,469

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

The allowances established for losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. When a loan has a calculated grade of 6 or higher, an analysis is performed on the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry.

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

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the nine months ended September 30, 2013 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2012	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2013
Commercial and industrial:	$665	$(443)	$(141)	$21	$97	$157
Commercial real estate:	3,205	423	(1,539)	20	247	2,316
Consumer real estate:	516	31	(15)	182	49	399
Consumer installment:	43	(11)	(5)	7	4	24
Total	$4,429	$—	$(1,700)	$230	$397	$2,896

The change in the allowance for loan losses for the nine months ended September 30, 2012 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2011	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2012
Commercial and industrial:	$1,906	$(290)	$—	$643	$117	$1,090
Commercial real estate:	4,562	(105)	—	1,618	20	2,859
Consumer real estate:	237	357	—	92	4	506
Consumer installment:	42	38	—	30	8	58
Total	$6,747	$—	$—	$2,383	$149	$4,513

The change in the allowance for loan losses for the three months ended September 30, 2013 is summarized as follows:

(Dollars in thousands)

	June 30, 2013	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2013
Commercial and industrial:	$403	$(235)	$—	$16	$5	$157
Commercial real estate:	2,187	125	—	—	4	2,316
Consumer real estate:	294	117	—	12	—	399
Consumer installment:	32	(7)	—	2	1	24
Total	$2,916	$—	$—	$30	$10	$2,896

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the three months ended September 30, 2012 is summarized as follows:

(Dollars in thousands)

	Jun 30, 2012	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2012
Commercial and industrial:	$1,472	$(154)	$—	$317	$89	$1,090
Commercial real estate:	4,322	103	—	1,576	10	2,859
Consumer real estate:	453	53	—	—	—	506
Consumer installment:	68	(2)	—	10	2	58
Total	$6,315	$—	$—	$1,903	$101	$4,513

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)

September 30, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$860	$3,328	$244	$—	$4,432
Loans collectively evaluated for impairment	29,647	103,957	50,750	2,591	186,945
Balance September 30, 2013	$30,507	$107,285	$50,994	$2,591	$191,377

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$46	$32	$—	$78
Loans collectively evaluated for impairment	157	2,270	367	24	2,818
Balance September 30, 2013	$157	$2,316	$399	$24	$2,896

December 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$1,126	$4,294	$234	$—	$5,654
Loans collectively evaluated for impairment	30,741	106,035	50,537	3,502	190,815
Balance December 31, 2012	$31,867	$110,329	$50,771	$3,502	$196,469

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$73	$41	$—	$114
Loans collectively evaluated for impairment	665	3,132	475	43	4,315
Balance December 31, 2012	$665	$3,205	$516	$43	$4,429

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $4,030,000 and $5,254,000 at September 30, 2013 and December 31, 2012, respectively. TDRs on non-accrual were $2,362,000 and $3,160,000 at September 30, 2013 and December 31, 2012, respectively. The decrease in TDRs from December 31, 2012 to September 30, 2013 was primarily the result of principal reductions through payments and valuation adjustments.

There were no loans that were modified into TDRs for the three and nine month periods ended September 30, 2013. There were no TDRs in default within twelve months of their modification date during the three and nine month periods ended September 30, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,“” to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements. ASU No. 2013-02 requires an entity to disaggregate the total change of each component of other comprehensive income (e.g., unrealized gains or losses on available-for-sale investment securities) and separately present reclassification adjustments and current period other comprehensive income. The provisions of ASU No. 2013-02 also require that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source (e.g., unrealized gains or losses on available-for-sale investment securities) and the income statement line item affected by the reclassification (e.g., realized gains (losses) on sales of investment securities). If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note in the financial statements for additional information. The Company adopted the provisions of ASU No. 2013-02 effective January 1, 2013 and provided these required disclosures in note 5 to the consolidated financial statements. The adoption of ASU No. 2013-02 had no impact on the Company’s consolidated statements of income and condition.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Note 8 — Other Items

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. As of September 30, 2013, the Company had deferred eleven such payments, and thus accrued and owed a total of $815,000 in interest payments on the two junior subordinated debentures.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2013, the Company has failed to pay eleven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2013 there is $1,507,000 in non-declared TARP dividends and the related accrued interest as well as $68,000 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”).

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. The U.S. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury was considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid at that time. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but subsequently withdrew its bid. If the Company’s TARP preferred stock is sold by the U.S. Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which the U.S. Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock.

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

Effective March 20, 2013, as a result of the steps the Bank took in complying with the Consent Order and the Bank’s improvement with regard to such matters, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with a Memorandum of Understanding (“MOU”), which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of September 30, 2013, the Bank’s capital exceeded the levels required by the MOU and the Bank was in compliance with all of the MOU requirements.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with a Memorandum of Understanding (the “FRB MOU”), which became effective May 29, 2013. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of September 30, 2013, the Company was in compliance with all of the FRB MOU requirements.

Note 9 — Securities Sold Under Agreements to Repurchase

The Company has previously entered into an agreement under which it sells U.S. Agency pass thru securities or better, subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, this repurchase agreement is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the repurchase agreement remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default. The Company had $15,000,000 in a repurchase agreement as of September 30, 2013 and December 31, 2012.

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

Deferred Tax Asset — In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In 2009 the Company recorded a full valuation allowance on its net deferred tax assets because of its preceding poor earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio. Because of substantial improvement in the Company’s earnings and the quality of the Company’s loan portfolio over the past seven fiscal quarters, the Company does not believe a valuation allowance is now required. The Company is three years cumulatively profitable and has been profitable for the last eight quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect, because of the risks described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the 2012 calendar year, under the heading “Forward Looking and Cautionary Statements” in this report below and possibly other risks of which the Company is currently unaware.

Allowance for Loan Losses — The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when the ultimate uncollectability of the loan balance is determined. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a monthly basis by management. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Due to improved bank metrics and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $1,700,000 of previous provisions during the second quarter of 2013. Management did not change the methodology used in determining the loan loss allowance. Management believes that the allowance for loan losses as of September 30, 2013 is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and/or insignificant payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012 as well as results for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

Like many community banks, most of our income is derived from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, most of which are interest-bearing. Consequently, one of the key measures of our success is net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and FHLB advances. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. There was no provision for loan losses during the quarters ended September 30, 2013 or September 30, 2012. (See “Provision for Loan Losses” for a detailed discussion of this process.) Due to improved bank metrics and a reduction in the loan portfolio size, the bank determined that the loan loss allowance was overstated and reversed $1,700,000 of previous provisions during the second quarter of 2013.

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $668,000 available to common shareholders, or $.27 per diluted common share, for the quarter ended September 30, 2013, compared to consolidated net income of $777,000, or $.31 per diluted common share, for the quarter ended September 30, 2012. For the nine months ended September 30, 2013, the Company reported consolidated net income of $7,594,000 attributed to common shareholders, or $3.05 per diluted common share, compared to a consolidated net income attributed to common shareholders of $3,563,000 or $1.43 per diluted common share for the nine months ended September 30, 2012. The results for the first nine months of 2013 were positively impacted by the non-cash reversal of $1,700,000 in loan loss provision as well as the non-cash reversal of the deferred tax asset valuation allowance of $5,691,000.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2013 was $3,296,000, compared to $3,507,000 for the quarter ended September 30, 2012, a decrease of $211,000, or 6.0%. Total interest income for the nine months ended September 30, 2013 was $9,755,000, compared to $11,075,000 for the nine months ended September 30, 2012, a decrease of $1,320,000, or 11.9%. Interest and fees on loans is the largest component of total interest income and decreased $285,000, or 10.6% to $2,415,000 for the quarter ended September 30, 2013, compared to $2,700,000 for the quarter ended September 30, 2012 and to $7,377,000 for the nine months ended September 30, 2013 compared to $8,502,000 for the nine months ended September 30, 2012. The decrease in interest and fees on loans was primarily the result of reductions of $10,478,000 in average loan balances for the three months ended September 30, 2013, compared to the same period in 2012 and a reduction of $19,373,000 in average loan balances for the nine months ended September 30, 2013 compared to the same period in 2012. The Company has intentionally decreased its loan portfolio in efforts to boost regulatory capital levels. Average yields on the Company’s loan portfolio were 5.05% and 5.17% for the quarter ended September 30, 2013 and September 30, 2012, respectively, and 5.08% and 5.23% for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Interest income on investment securities increased by $76,000 in the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012. The increase was due to a slight increase in the tax equivalent investment yields from 2.47% to 2.54% as well as an increase in the average balance of investments from $139,207,000 to $147,179,000 for the three month periods ended September 30, 2012 and September 30, 2013, respectively.

Interest income on investment securities decreased by $187,000 in the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012. The decrease was due primarily to a decrease in investment yields from 2.75% to 2.35% for the nine month periods ended September 30, 2013 and September 30, 2012, respectively, offset by an increase in the average balance of investments from $137,078,000 to $142,209,000 for the periods ended September 30, 2012 and September 30, 2013, respectively. The yield decline is primarily the result of falling market rates caused by the portfolio turnover, which was a result of the Bank intentionally selling securities at a gain and then reinvesting available funds.

The Company’s total interest expense declined for the three months ended September 30, 2013 by $217,000 or 23.9% compared to the same period in 2012. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined due to decreases in average interest rates from 0.67% to 0.45% for the three month periods ended September 30, 2012 and September 30, 2013, respectively, and a reduction of average interest bearing deposits of $9,963,000 during the three month period ended September 30, 2013, from the three month period ended September 30, 2012.

The Company’s total interest expense declined for the nine months ended September 30, 2013 by $1,008,000 or 32.0% compared to the same period in 2012. Deposit interest expense declined due to decreases in average interest rates from 0.80% to 0.51% for the nine month periods ended September 30, 2012 and September 30, 2013, respectively, and a decrease in average interest bearing deposits of $19,846,000 during the nine month period ended September 30, 2013, from the nine month period ended September 30, 2012.

Interest on long term borrowings declined $76,000, or 14.8% and $387,000, or 23.1% for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. The decline in long term interest expense for the three months ended September 30, 2013 compared to the same period in 2012 was the result of a decrease in average yields on long term borrowings combined with a slight increase in average long term borrowings outstanding. The decline in long term interest expense for the nine months ended September 30, 2013 compared to the same period in 2012 was the result of a decrease in average long term borrowings outstanding and a decrease in average yields on long term borrowings. Average long term borrowings outstanding increased by $310,000 for the quarter ended September 30, 2013 compared to the same period in 2012. Average long term borrowings outstanding declined by $4,676,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Average rates on long term borrowings decreased to 2.49% from 2.95% for the three months ended September 30, 2013 compared to the same period in 2012. Average rates on long term borrowings decreased to 2.60% from 3.15% for the nine months ended September 30, 2013 compared to the same period in 2012. The long term borrowing rate decrease for the three and nine month periods ended September 30, 2013 compared to the three and nine month periods ended September 30, 2012 was the result of the elimination of certain remaining high rate FHLB borrowings during 2012 due to factors noted above.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $6,000, or 0.2%, for the quarter ended September 30, 2013, compared to the same period in 2012. Net interest income before provision for loan losses decreased $312,000, or 3.9%, for the nine months ended September 30, 2013, compared to the same period in 2012.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. Balance sheets that are asset sensitive typically produce more earnings as interest rates rise and less earnings as interest rates fall. Balance sheets that are liability sensitive typically produce less earnings as interest rates rise and likewise, more earnings as interest rates fall. The Company’s balance sheet was liability sensitive in the up to twelve months gap analysis as of September 30, 2013. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

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

There was no provision for loan losses during the quarters ended September 30, 2013 or September 30, 2012 or for the nine months ended September 30, 2013 or September 30, 2012. The amount of provision is based on the results of the loan loss model. Due to improved bank metrics (historical loss calculations in particular) and a reduction in our loan portfolio size, there was a negative provision in the second quarter of 2013. During the second quarter of 2013, the Bank determined, based on the model, that the loan loss allowance was overstated and made a non-cash reversal of $1,700,000 of previous provisions. This non-cash reversal of the loan loss provision was reflective of a reduced loan portfolio size and improved loan portfolio credit quality metrics. Non-performing assets have decreased from $11,413,000 for the quarter ended September 30, 2012 to $6,047,000 for the quarter ended September 30, 2013. Also, the Bank experienced net recoveries during the nine month period ended September 30, 2013. See the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income decreased $960,000 for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012. The decrease was primarily due to a decrease of $878,000 in securities gains. Noninterest income decreased $2,710,000 for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily due to a decrease of $2,670,000 in gains on sale of investment securities.

Noninterest Expenses

Total noninterest expenses decreased $824,000, or 26.0%, for the quarter ended September 30, 2013, to $2,343,000 compared to $3,167,000 for the quarter ended September 30, 2012. The primary cause of decreased noninterest expense for the three months ended September 30, 2013 related to a decrease in FHLB prepayment penalties and OREO and foreclosure expenses. The FHLB prepayment penalties of $500,000 incurred in the quarter ended September 30, 2012 were related to balance sheet restructuring transactions. The Company has not initiated any such transactions in 2013 and therefore incurred no FHLB prepayment penalties in the current year. Salaries and employee benefits, the largest component of noninterest expenses, increased $19,000 for the three months ended September 30, 2013 compared to the same period in 2012. This increase was primarily due to lifting a wage freeze and re-establishing the Company’s 401(k) match that was suspended as of January 1, 2011. Professional expenses have declined as the result of continued budget control. OREO and foreclosure expenses decreased $266,000 primarily as a result of decreased losses on sales. The three months ended September 30, 2012 had $421,000 in losses on sales compared to $29,000 in the three months ended September 30, 2013. FDIC premiums have declined $87,000 due to the Bank’s improved rating upon release from the Consent Order (and the Bank’s placement under the MOU) combined with a decrease in asset size.

Total noninterest expenses decreased $1,338,000, or 16.0%, for the nine months ended September 30, 2013, to $7,039,000 compared to $8,377,000 for the nine months ended September 30, 2012. Salaries and employee benefits, the largest component of noninterest expenses, increased $54,000 for the nine months ended September 30, 2013 compared to the same period in 2012. This increase wasprimarily due to lifting the wage freeze and re-establishing the Company’s 401(k) match that was suspended as of January 1, 2011. Professional expenses have declined as the result of continued budget control. OREO and foreclosure expenses decreased $465,000 primarily as a result of decreased losses on sales. For the nine months ended September 30, 2012, the Company had $468,000 in losses on sales compared to $105,000 in the nine months ended September 30, 2013. The Company had $641,000 of Federal Home Loan bank prepayment penalties in the nine months ended September 30, 2012 that the Company incurred as part of security sales and balance sheet restructuring transactions. The Company had no Federal Home Loan bank prepayment penalties in the nine months ended September 30, 2013. FDIC premiums have declined $264,000 due to the Bank’s improved rating upon release from the Consent Order (and the Bank’s placement under the MOU) combined with a decrease in asset size.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the nine months ended September 30, 2013 and September 30, 2012, but did incur federal alternative minimum tax for the nine months ended September 30, 2013. Also, the Bank had state tax expense in the nine months ended September 30, 2013 due to net income at the Bank level. See “Critical Accounting Policies — Income Taxes” and “Critical Accounting Policies — Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, management considered both positive and negative evidence including recent earnings trends, projected earnings and asset quality. As of September 30, 2013, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences and reversed the valuation allowance in the amount of $5,691,000 on its net deferred tax assets. This non-cash reversal of the deferred tax asset valuation allowance was reflective of sustained profitability and improved earnings that support the ability to utilize the deferred tax asset in the future. The Company is three years cumulatively profitable and has been profitable for the last eight quarters. The Bank is deemed to be “well capitalized” with Tier one leverage and Total risk based capital ratios of 10.47% and 17.01%, respectively. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

BALANCE SHEET REVIEW

Loans

The Company’s outstanding loans represented the largest component of earning assets at 56.0% of total earning assets as of September 30, 2013. The Company’s gross loans totaled $191,377,000 as of September 30, 2013, a decline of $5,092,000, or 2.6%, from gross loans of $196,469,000 as of December 31, 2012. As a result of the adverse economic environment and a desire to improve capital ratios, management has intentionally slowed loan growth and enhanced underwriting requirements. Adjustable rate loans totaled 52.2% of the Company’s loan portfolio as of September 30, 2013, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority located in the Company’s local market area.

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

Allowance for Loan Losses

The Company’s allowance for loan losses at September 30, 2013 was $2,896,000, or 1.51% of gross loans outstanding, compared to $4,429,000 or 2.25% of gross loans outstanding at December 31, 2012. The net decrease of 0.74% in the allowance ratio was a result of a reduced loan portfolio size and improved loan metrics, in particular, historical loan loss experience and net recoveries during 2013 that warranted a non-cash provision reversal of $1,700,000 during the second quarter of 2013. The allowance at September 30, 2013 included an allocation of $78,000 related to specifically identified impaired loans compared to an allocation of $114,000 related to specifically identified impaired loans at December 31, 2012.

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

At September 30, 2013, the Company had $6,048,000 in non-performing assets, comprised of non-accruing loans of $3,321,000 and $2,727,000 in OREO. This compares to $8,641,000 in non-performing assets, comprised of $3,934,000 in non-accruing loans and $4,707,000 in OREO at December 31, 2012. Non-performing loans consisted of $3,301,000 in real estate loans and $20,000 in commercial loans at September 30, 2013. All nonperforming real estate loans have annual appraisals to support the loan balances.

The Company had net recovery of charge-offs of $167,000 for the first nine months of 2013 had a net recovery of charge-offs of $167,000, whereas the Company’s net charge-offs for the first nine months of 2012 were $2,234,000. The allowance for loan losses as a percentage of non-performing loans was 87.2% and 112.6% as of September 30, 2013 and December 31, 2012, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $4,030,000 and $5,254,000 at September 30, 2013 and December 31, 2012, respectively. TDRs on non-accrual were $2,362,000 and $3,160,000 at September 30, 2013 and December 31, 2012, respectively. This decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to OREO.

The Company’s potential problem loans, which are not included in non-performing or impaired loans, amounted to $12,305,000, or 6.4% of total loans outstanding at September 30, 2013 compared to $17,390,000, or 8.9% of totals loans outstanding at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of September 30, 2013, investment securities totaled $143,037,000 or 42.5% of total earning assets. Investment securities as of September 30, 2013 increased $6,727,000, or 4.9%, from $136,310,000 as of December 31, 2012, due to the purchase of $31,909,000 in mortgage backed securities, $11,382,000 in municipal securities and $9,050,000 in U.S. government and other agency obligations, offset by the call of six securities totaling $15,030,000, the sale of eight securities totaling $9,319,000, and cash inflows from principal payments on mortgage backed securities of $21,265,000.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $7,963,000 at September 30, 2013, compared to $10,251,000 at December 31, 2012, a decrease of $2,288,000. Balances due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. At September 30, 2013 and December 31, 2012, interest bearing deposits comprised 83.7% and 82.7% of total deposits, respectively. Total deposits increased to $264,585,000 as of September 30, 2013 compared to $261,439,000 as of December 31, 2012. A decrease of $5,632,000 in retail certificates of deposit and $2,242,000 in demand deposits was offset by an increase of $11,020,000 in savings and negotiable order of withdrawal accounts. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by $2,670,000 in the nine months ended September 30, 2013.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the FHLB of Atlanta, and junior subordinated debentures. At September 30, 2013, total borrowings were $68,868,000, compared with $71,441,000 as of December 31, 2012. At September 30, 2013 and December 31, 2012, long term repurchase agreements were $15,000,000. Notes payable to the FHLB of Atlanta totaled $42,500,000 and $45,100,000 as of September 30, 2013 and December 31, 2012, respectively. The weighted average rate of interest for the Company’s portfolio of FHLB of Atlanta advances was 2.13% and 2.07% as of September 30, 2013 and December 31, 2012, respectively. The weighted average remaining maturity for FHLB of Atlanta advances was 1.58 years as of September 30, 2013 and December 31, 2012.

In October 2004 and December 2006, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, to fully and unconditionally guarantee the trust preferred securities issued by the capital trusts.

The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points.

The junior subordinated debentures issued in December 2006 mature in December 2036. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points.

Although the interest does continue to accrue, both junior subordinated debentures allow deferral of interest payments for up to five years. Due to the financial condition of the Company, on January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. As of September 30, 2013 the Company had deferred eleven such payments, and thus accrued and owed $815,000 in interest on these subordinated debentures . As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock.

In accordance with relevant accounting guidance, the Trusts are not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trusts as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by each Trust. However, the Company has fully and unconditionally guaranteed the repayment of the variable rate trust preferred securities. These trust preferred securities currently qualify as Tier 1 capital for the regulatory capital requirements of the Company.

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At September 30, 2013 and December 31, 2012, the Company’s commitments to extend credit totaled $31,941,000 and $31,131,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity — Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Bank’s ability to provide funds to meet the needs of depositors and borrowers. The Bank’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Bank must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Bank are met primarily through two categories of funding: core deposits and borrowings. In the first nine months of 2013, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Bank’s mix of liabilities. At September 30, 2013, core deposits totaled $216,532,000, or 81.8%, of the Bank’s total deposits, compared to $213,817,000, or 81.7%, of the Bank’s total deposits as of December 31, 2012.

Secured and unsecured lines of credit with correspondent banks are also sources of liquidity. At September 30, 2013, the Bank had unsecured and secured federal funds lines of credit with correspondent banks totaling $12,000,000 and $4,000,000, respectively. Federal funds lines of $15,973,000 and $12,000,000 were available for use as of September 30, 2013 and December 31, 2012, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $42,500,000 and $45,100,000 at September 30, 2013 and December 31, 2012, respectively. Unused available FHLB borrowings totaled $49,730,000 and $45,760,000 at September 30, 2013 and December 31, 2012, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for $13,301,000 in unused available credit as of September 30, 2013.

The Bank’s liquidity ratio (cash, federal funds and unpledged securities available for sale divided by total deposits) has decreased slightly from 36.4% to 34.1% from December 31, 2012 to September 30, 2013 primarily as a result of the Bank’s increased pledging of securities for certain deposits.

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

Liquidity — Parent Holding Company

Greer Bancshares Incorporated, the parent holding company (the “Holding Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Holding Company’s other liquidity needs, are typically funded by dividends from the Bank and rental income of land leased to the Bank. However, the Holding Company has not received dividends from the Bank since August 2010. The Holding Company had $245,000 in cash remaining as of September 30, 2013 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Holding Company with the deferral of debenture interest payments and suspension of dividend payments noted below.

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the

January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. As of September 30, 2013, the Company deferred eleven such payments, and thus had accrued and owed a total of $815,000 in interest payments on the two junior subordinated debentures.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2013 the Company has failed to pay eleven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2013 there was $1,507,000 in non-declared TARP dividends and the related accrued interest as well as $68,000 in declared but not paid TARP dividends.

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

Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the MOU, which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of September 30, 2013, the Bank’s Tier One Capital Ratio was 10.47% and Total Risk Based Capital Ratio was 17.01%, exceeding the levels required by the MOU and the Bank was in compliance with all of the MOU requirements.

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

Memorandum of Understanding with Federal Reserve — Company

On July 7, 2011, the Company entered into the Written Agreement with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of September 30, 2013 the Company was in compliance with all of the FRB MOU requirements.

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

The Bank exceeded minimum regulatory capital and MOU requirements at September 30, 2013 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the Consent Order in effect 12-31-12 and the MOU in effect 9-30-13
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013
Total risk-based capital (to risk-weighted assets)	$40,618	17.01%	$19,100	8.0%	$23,875	10.0%
Tier 1 capital (to risk-weighted assets)	$37,722	15.80%	$9,550	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$37,722	10.47%	$14,551	4.0%	$29,102	8.0%

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital (to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

The Company is also subject to certain capital requirements as noted above. At September 30, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 15.12%, 9.94% and 17.09%, respectively. At December 31, 2012, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 12.76%, 8.36% and 15.29%, respectively.

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

For a description of risk factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other reports from time to time filed with or furnished to the Securities and Exchange Commission. Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2013. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

As previously disclosed, In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. The junior subordinated debentures issued in October 2004 mature in October 2034. Interest payments are due quarterly to Greer Capital Trust I at the three-month LIBOR plus 220 basis points. The junior subordinated debentures issued in December 2006 mature in December 2036. Interest payments are due quarterly to Greer Capital Trust II at the three-month LIBOR plus 173 basis points. As of September 30, 2013, the Company had accrued and owed a total of $815,000 of interest payments on the two junior subordinated debentures.

Also as previously disclosed, on January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s board of directors. That right would continue until the Company pays all due but unpaid dividends. As of September 30, 2013, the Company has failed to pay eleven such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of September 30, 2013 there is $1,507,000 in non-declared TARP dividends and the related accrued interest as well as $68,000 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond.

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

GREER BANCSHARES INCORPORATED

Dated: November 13, 2013	/s/ George W. Burdette
George W. Burdette
President and Chief Executive Officer

Dated: November 13, 2013	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability