Form 10-K
period 2013-12-31
GREER BANCSHARES INC
filed 2014-03-18
CIK 1145547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-33021

GREER BANCSHARES INCORPORATED

(Exact name of registrant as specified in its charter)

South Carolina	57-1126200
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1111 W. Poinsett Street, Greer, South Carolina	29650
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 877-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

☒ Yes

☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

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

☐ Yes

☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant (2,031,233 shares) as of June 29, 2013 was $10,867,097. For the purpose of this response, officers, directors and holders of 10% or more of the registrant’s common stock are considered affiliates of the registrant at that date.

 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 18, 2014
Common Stock, $5.00 par value per share	2,486,692 Shares

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014 is incorporated by reference in this Form 10-K in Part III, Items 10 through 14.

PART I

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed and projected in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including the factors set forth below in “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made. The Company undertakes no obligation to update any forward-looking statements made in this report.

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

The Bank has been engaged in the commercial banking business since its inception in January 1989 and has three banking offices located in Greer, South Carolina and one banking office located in Taylors, South Carolina. The Company is headquartered at 1111 W. Poinsett Street, Greer, South Carolina 29650. The Bank's first branch office, located at 601 North Main Street, Greer, South Carolina 29650, was opened in 1992 in an existing bank building that was purchased and renovated to be used as a branch office and operations center. The second branch office was built and opened in November 1998 and is located at 871 South Buncombe Road, Greer, South Carolina 29650. In August 2005, the Bank opened a third branch office at 3317 Wade Hampton Boulevard in Taylors, South Carolina 29687.

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

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital. In these offerings, the Company issued $6,186,000 and $5,155,000 of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II, respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. These long-term obligations currently qualify as total risk based capital for the Company. Both junior subordinated debentures allow deferral of interest payments for up to five years. The Trust Preferred securities are described more fully below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Long Term Borrowings” and in Note 8 to the Financial Statements included in Item 8 below. Due to the financial condition of the Company, on January 3, 2011, the Company elected to defer payments on the Trust Preferred securities.

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. The “TARP Preferred” stock is described in more detail below under “Supervision & Regulation — Greer Bancshares Incorporated — Participation in the Capital Purchase Program of the Troubled Asset Relief Program” in this Item

1 and in Note 18 to the Financial Statements included in Item 8 below. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP Preferred stock.

As discussed under “Greer State Bank” below and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Memorandum of Understanding,” on March 1, 2011, the Bank entered into a Consent Order with the FDIC and the South Carolina Board of Financial Institutions, which we refer to throughout this report as the “Consent Order”, and on July 7, 2011, the Company entered into a Written Agreement with the Federal Reserve Board (“FRB”), which we refer to throughout this report as the “Written Agreement.” Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the Memorandum of Understanding (“FDIC MOU”), which became effective on January 31, 2013. Effective May 3, 2013, the FRB terminated the Written Agreement and replaced it with the Federal Reserve Memorandum of Understanding (“FRB MOU”), which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB.

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

Lending Activities

General — The Bank makes and services both secured and unsecured loans to individuals and businesses in its market area. The Bank strives for a balanced mix of consumer lending, commercial lending to small and medium-sized businesses and mortgage lending, both consumer and commercial. The Bank's portfolio consists of commercial, commercial real estate, real estate construction, residential mortgage, consumer installment loans and other consumer loans, as well as a small amount of lease financings and obligations of state and political subdivisions. The lease financings consist of loans made to finance the leasing of equipment. The obligations of state and political subdivisions consist of loans made to a municipality.

The Bank strives to diversify its loan portfolio and limit loan concentrations to any borrower or industry. Management has placed emphasis on the collateralization of loans with value-retaining assets. As of December 31, 2013, 98.7% of the Bank’s total loan portfolio is secured and 87.2% of the total loan portfolio is secured by real estate. See additional discussion of credit concentrations related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” in this report.

Commercial Loans — The commercial portion of the portfolio is diversified and includes loans to various types of small to mid-sized businesses secured by non-real estate collateral. The emphasis is on businesses with financial stability and local, well-known management located in Greer and the surrounding communities. Collateral for commercial loans includes, but is not limited to, inventory, equipment, vehicles and accounts receivable. Commercial loans generally have more risk than other types of loans made by the Bank since there are more factors that can cause a default. The Bank manages this risk by dealing with locally-owned and managed businesses, establishing an appropriate loan-to-value advance rate and by often requiring personal guarantees and collateral from owners and/or officers. The Bank must evaluate the quality of a company's management, capitalization and profitability, as well as the industry trends.

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

Residential Real Estate Loans — The 1-to-4 family residential real estate portfolio is predominantly comprised of loans extended for owner-occupied residential properties. These loans are typically secured by first mortgages on the properties financed, and generally do not exceed fifteen years. These loans generally have a maximum loan-to-value ratio of 85% with the majority having fixed rates of interest. The Bank is currently not adding fixed rate residential mortgages to the loan portfolio, but instead originates these loans for investor mortgage companies and receives an origination fee. The 1-to-4 family residential real estate category includes home equity lines of credit which have an interest rate indexed to the prime lending rate. Home equity lines generally have a maximum loan-to-value ratio of 80%. The loan-to-value ratios on mortgages help to mitigate/minimize the risk on these loans.

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

Loan Risk Management — The Bank has procedures and controls in place designed to analyze potential risks and to support the growth of a profitable and high quality loan portfolio. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements. A loan rating system is used by the Bank to monitor the loan portfolio and to determine the adequacy of the allowance for loan losses. The Bank invests in loans in Greer and the surrounding communities which allows for easier monitoring of credit risks. The majority of the loan portfolio consists of loans to consumers and loans to small and mid-sized businesses. The Bank employs a bank consulting firm to perform a periodic review of selected credits to identify heightened risks and monitor collateral positions. Some of the factors that could contribute to increased risk in the loan portfolio are changes in economic conditions in the Bank's market area, changes in interest rates and reduced collateral values. There are no loans to foreign countries in the loan portfolio. As of December 31, 2013, the legal lending limit amount for the Bank to lend to any one borrower was $6,264,000. See additional discussion of risk management related to lending activities at Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Portfolio” and “Risk Elements” in this report.

Other Banking Services

Other banking services provided include travelers’ checks, safe deposit boxes, direct deposit of payroll and social security checks, as well as automatic drafts for various accounts. Automated Teller Machine (“ATM”) services are provided by the Fiserv EFT ATM Network, which allows access through ATMs nationwide. The Bank has drive-up ATMs located at its offices at 1111 W. Poinsett Street, 3317 Wade Hampton Boulevard and 871 S. Buncombe Road. The Bank offers Mastercard and Visa credit cards to qualifying customers through a correspondent bank and has an automated telephone banking system (“TELEBANKER”). TELEBANKER allows the Bank’s customers to access information concerning their accounts, transfer funds and make payments by telephone.

The Bank also offers attractive, functional and user friendly internet online banking and cash management services accessed through its website, www.greerstatebank.com. Bank customers who have authorized access to the Bank’s website have the capability to make account inquiries, view account histories, transfer funds from one account to the other, make payments on outstanding loans and retrieve check images. The Bank offers the features of online bill payment services and mobile banking to its online customers.

Competition

The Bank competes with several major banks which dominate the commercial banking industry in their service areas and in South Carolina. These competitors are well established with substantially greater resources and lending limits. Many offer services and have extensive branch networks that we do not provide. In addition, the Bank competes with other community banks, savings institutions and credit unions. In Greer, there are twelve competitor banks (none of which are headquartered in Greer) with eighteen total offices, one savings institution branch (headquartered in Greer), and four credit union branches (one headquartered in nearby Greenville, South Carolina). As of December 31, 2013, the Bank held 20.21% of the FDIC insured deposits in the Greer market. We believe our commitment to quality, personalized service and focus on our local market is a factor that contributes to our competitiveness and success.

Employees

As of December 31, 2013, the Bank had 80 employees, 76 of whom are full-time. The Company does not have any employees other than its two executive officers.

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

Capital Requirements. The FRB has promulgated capital adequacy guidelines for use in its examination and supervision of bank holding companies. If a bank holding company’s capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends, make acquisitions of new banks or engage in certain other activities, such as issuing brokered deposits, may be restricted or prohibited.

The FRB guidelines include a minimum leverage ratio and a minimum ratio of “qualifying” capital to risk-weighted assets. These requirements are described below under “Greer State Bank — Capital Requirements.” Subject to our capital requirements and certain other restrictions, we are able to borrow money to make capital contributions to the Bank, and these loans may be repaid from dividends paid from the Bank to the Company. Without regulatory approval, we may also issue securities and contribute the proceeds to the Bank, subject to federal and state securities laws.

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

As discussed under “Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Memorandum of Understanding” below, on January 31, 2013, the Bank entered into the FDIC MOU with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the FDIC MOU prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as disclosed below, the Company is under the FRB MOU with the Federal Reserve Bank of Richmond, which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

Dividends. Pursuant to South Carolina banking law, all cash dividends must be paid out of the undivided profits then on hand, after deducting expenses, including reserves for losses and bad debts. The Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions provided that the Bank received a composite rating of one or two at the last federal or state regulatory examination. The Bank must obtain approval from the South Carolina Board of Financial Institutions prior to the payment of any other cash dividends. In addition, under the FDIC Improvement Act, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Requirements" below.

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

The Bank’s ability to pay dividends is also restricted by the FDIC MOU entered into by the Bank with the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions on January 31, 2013. The FDIC MOU is discussed under “Memorandum of Understanding” below. Pursuant to the FDIC MOU, the Bank may not pay any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions.

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

The Bank expensed FDIC insurance premiums of $486,000, $825,000 and $945,000, respectively, in 2013, 2012 and 2011.

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

In February 2011, the FDIC announced changes to the deposit insurance program whereby FDIC deposit insurance assessments will be based on average total assets less average tangible equity instead of the previous methodology that was based on deposits. Also the FDIC adopted new assessment rates and new assessment methodology which were effective April 1, 2011.

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

Capital Requirements. The FRB has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. The FDIC has established similar guidelines for state-chartered banks, such as the Bank, that are not members of the FRB. The regulations of the FRB and FDIC impose two sets of capital adequacy requirements: minimum leverage rules, which require the maintenance of a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. At December 31, 2013, the Company and the Bank exceeded the minimum required regulatory capital requirements necessary to be well capitalized. The FDIC MOU entered into with the FDIC imposed new higher minimums on the Bank and the Bank’s ratios exceed those higher minimums as well. See discussion below entitled “Memorandum of Understanding” and chart below.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

The actual capital amounts and ratios and minimum regulatory amounts and ratios for the Bank are as follows:

(Dollars in thousands)			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order in effect 12-31-12 and the FDIC MOU in effect 12-31-13 (1)
	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$41,446	17.61%	$18,831	8.0%	$23,539	10.0%
Tier 1 capital
(to risk-weighted assets)	$38,500	16.36%	$9,416	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$38,500	10.78%	$14,418	4.0%	$28,837	8.0%

As of December 31, 2012
Total risk-based capital
(to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital
(to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital
(to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

(1) See discussion below entitled “Memorandum of Understanding”.

The Company is also subject to certain capital requirements. At December 31, 2013 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 15.72%, 10.28% and 17.66%, respectively. At December 31, 2012 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 12.76%, 8.36% and 15.29%, respectively.

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

Memorandum of Understanding. On March 1, 2011, the Bank entered into the Consent Order with the FDIC and the S.C. Bank Board. The Consent Order required the Bank to take specific steps regarding, among other things, its management, capital levels, asset quality, lending practices, liquidity and profitability in order to improve the safety and soundness of the Bank’s operations, each as described and set forth in the Consent Order.

As of March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the FDIC MOU, which became effective on January 31, 2013. The FDIC MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The FDIC MOU is a step down in corrective action requirements as compared to the Consent Order. The FDIC MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the FDIC MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of December 31, 2013, the Bank’s Tier One Capital Ratio was 10.78% and Total Risk Based Capital Ratio was 17.61%, thus exceeding the levels required by the FDIC MOU. In addition, the Bank was in compliance with all of the FDIC MOU requirements. The FDIC MOU is discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Recent Developments-Memorandum of Understanding”.

On July 7, 2011, the Company entered into the Written Agreement with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the FDIC MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

As of May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of December 31, 2013 the Company was in compliance with all of the FRB MOU requirements.

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

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The FRB has issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

Trust Preferred Securities. The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which we have issued in the past in order to raise additional Tier 1 capital and otherwise improve our regulatory capital ratios. Although we may continue to include our existing trust preferred securities as Tier 1 capital because they were issued before May 19, 2010, the prohibition on the use of these securities as Tier 1 capital may limit our ability to raise capital in the future.

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

Legislative, Legal and Regulatory Developments. The banking industry is generally subject to extensive regulatory oversight. The Company, as a publicly held bank holding company, and the Bank, as a state-chartered bank with deposits insured by the FDIC, are subject to a number of laws and regulations. Many of these laws and regulations have undergone significant change in recent years. These laws and regulations impose restrictions on activities, minimum capital requirements, lending and deposit restrictions and numerous other requirements. Future changes to these laws and regulations, and other new financial services laws and regulations, are likely and cannot be predicted with certainty. The United States Congress and the President have proposed a number of new regulatory initiatives. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a dramatic and potentially material adverse impact on the Company and the Bank and other subsidiaries.

Item 1A. Risk Factors

If we fail to effectively comply with regulatory orders, it could adversely affect our financial condition and results of operations.

We intended to promptly address, and have promptly addressed, the issues raised by our regulators in connection with the FDIC MOU and the FRB MOU. Our prospects must be considered in light of the risks, expenses and difficulties of promptly addressing these issues. In order to appropriately address the issues identified in the FDIC MOU and the FRB MOU, we must, among other things:

•

improve our credit quality;

•

return to sustained profitability;

•

build our customer base focusing on profitable customer relationships;

•

attract sufficient core deposits to reduce our reliance on brokered deposits and borrowed funds to fund our loan growth;

•

attract and retain qualified bank management; and

•

build sufficient regulatory capital.

Our ability to achieve these goals will depend on a variety of factors including the continued availability of desirable and profitable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our responses to these issues. Failure to comply with the requirements of the FDIC MOU and the FRB MOU- particularly capital requirements — could result in further adverse regulatory action and restrictions on our activities which could have a material adverse effect on our business, future prospects, financial condition or results of operations. Further, the ability to operate as a going concern could be negatively impacted.

Given the depressed market value of our common stock, if we were required to raise additional capital, it could have a severe dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

As of December 31, 2013, we had 7,513,308 shares of additional authorized common stock available for issuance, and 189,507 shares of additional authorized preferred stock available for issuance. We are not restricted from issuing additional authorized shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, our common stock. We, as well as our banking regulators, continue to regularly perform a variety of capital analyses on the Company and the Bank, in particular taking into account our regulatory capital ratios, financial condition and other relevant factors. If it becomes appropriate in order to maintain or increase our capital levels, we may feel compelled to issue in public or private transactions additional shares of common stock or other securities that are convertible into, or exchangeable for, or that represent the right to receive, our common stock. Shareholders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. Therefore, the issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities, could substantially dilute the holdings of existing common shareholders. The market price of our common stock could also decline as a result of sales or anticipation of such sales.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

There has been significant disruption and volatility in the financial and capital markets since 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the U.S. and global credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets. Dramatic declines in the housing markets from 2007 through 2011, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. In 2011, the Company’s losses were mainly attributed to increased loan loss provisions and FDIC assessments. Additional declines in real estate values, home sales volumes, and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on the Company and others in the financial institutions industry. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally, have ended, in which case the Company could experience losses, write-downs of assets, further impairment charges of investment securities and capital and liquidity constraints or other business challenges. A further deterioration in local economic conditions, particularly within the Company’s geographic regions and markets, could drive losses beyond that which is provided for in its allowance for loan losses. The Company may also face the following risks in connection with these events:

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

Adverse market or economic conditions in South Carolina may increase the risk that our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral has been and may continue to be adversely affected by continued unfavorable changes in market and economic conditions. As of December 31, 2013, 82.4% of our loans held for investment were for real estate purposes. Of this 82.4% amount, 15.8% were commercial construction and land development loans, 32.3% were residential loans, 20.0% were owner occupied commercial real estate loans and 32.0% were non-owner occupied commercial real estate loans. We experienced elevated payment delinquencies with respect to these loans throughout 2011, which negatively impacted our results of operations in that year. A new period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the state of South Carolina could adversely affect the value of our assets, revenues, results of operations and financial condition. However, payment delinquencies declined significantly in 2012 and 2013.

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

We could sustain losses if our asset quality declines.

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

The Bank engages in both traditional single-family residential lending and residential construction and land development loans to developers. The percentage of construction and land development loans to developers in the Bank’s portfolio was 13.0% and 13.9% of total loans at December 31, 2013 and December 31, 2012, respectively. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. Furthermore, during adverse general economic conditions, borrowers involved in the residential real estate construction and development business may suffer above normal financial strain. To the extent repayment is dependent upon the sale of newly constructed homes or of lots, such sales may be at lower prices or at a slower rate than as expected when the loan was made. Adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge-offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.

We have elevated levels of other real estate, primarily as a result of foreclosures, and thus anticipate we will continue to have elevated levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, our level of foreclosed properties, primarily those acquired from builders and from residential land developers, has become elevated. Although the level decreased from 2012 to 2013, they are still considered elevated. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments due to new appraisal values and gains or losses on disposition. These charges will likely remain elevated, negatively affecting our results of operations.

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

Changes in the cost and availability of funding due to changes in the deposit market and credit market, or the way in which we are perceived in such markets, may adversely affect our financial results.

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

If we were to experience losses at levels that we experienced during 2011 we may need to raise additional capital in the future. We may also need to raise capital to support our growth. However, that capital may not be available when it is needed.

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

We rely on dividends from the Bank as our primary source of funds. The primary source of funds of the Bank are customer deposits, mortgage backed investment repayments and loan repayments. While scheduled mortgage backed repayments and loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans which may be more difficult in economically challenging environments. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, our financial condition and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances and federal funds lines of credit from correspondent banks. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands. We may be required to continue to reduce our asset size, slow or discontinue capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

The Company and its subsidiaries are subject to extensive regulation, which could adversely affect them.

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

Our directors and executive officers, as a group, beneficially owned 20.62% of our outstanding common stock as of March 5, 2014. As a result of their ownership, the directors and executive officers have the ability, by voting their shares in concert, to influence the outcome of matters submitted to our shareholders for approval, including the election of directors.

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

On January 31, 2013, the Bank entered into the FDIC MOU with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the FDIC MOU prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina Board of Financial Institutions. Also, as previously disclosed, the Company entered into the FRB MOU with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

The Series 2009-SP and Series 2009-WP preferred stock is entitled to a liquidation preference over shares of our common stock in the event of our liquidation, dissolution or winding up. Furthermore, in the event that we fail to pay dividends on the Series 2009-SP and Series 2009-WP preferred stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our board of directors may be increased by two. Holders of the Series 2009-SP and Series 2009-WP preferred stock, together with the holders of any outstanding parity stock with like voting rights, referred to as voting parity stock, voting as a single class, would be entitled to elect the two additional members of our board of directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full. As of December 31, 2013, we have failed to pay dividends on the Series 2009-SP and Series 2009-WP TARP preferred stock for twelve quarterly dividend periods. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors.

We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

We conduct our banking operations primarily in the counties of Greenville and Spartanburg located in upstate South Carolina. Increased competition in this market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer similar banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties

As of December 31, 2013, the Bank’s properties consisted of the following four banking facilities, which we believe are fully suitable and adequate for the conduct of our business:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information and Dividend History

The common stock of the Company is traded in the over-the-counter market and quoted on the OTC Bulletin Board (symbol: GRBS). As of February 24, 2014 there were 1,105 record holders of our common stock, $5.00 par value per share.

The following table sets forth the high and low “bid” prices per share of the common stock for each quarterly period during the past two fiscal years, as reported on NASDAQ.com. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013		2012
Quarter	High	Low	High	Low
First	$ 4.50	$ 3.55	$ 2.80	$ 1.35
Second	$ 9.00	$ 4.63	$ 4.50	$ 1.75
Third	$ 7.50	$ 4.63	$ 4.50	$ 2.75
Fourth	$ 6.50	$ 5.20	$ 4.00	$ 3.10

Holders of the Company’s common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available for dividends. Due to the uncertain nature of the current economic environment and certain regulatory restrictions on paying dividends, no cash dividends were declared on common stock in 2013 in order to prudently preserve capital levels. The Company’s ability to pay dividends to its shareholders in the future will depend on regulatory restrictions, its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of the Company, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

The preferred stock issued to the U.S. Treasury in January 2009 also contains general restrictions on the Company’s payment of dividends. These restrictions are discussed more fully under “Item 1. Business-Supervision and Regulation-Greer Bancshares Incorporated.” The preferred stock also prohibits the Company from paying any dividends on its common stock if it is not current in the payment of quarterly dividends on the two series of preferred stock held by the U.S. Treasury Department. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend, and the suspension remains in effect as of the date of this report. Accordingly, the Company may not pay a dividend to its common shareholders until all accrued and unpaid dividends have been paid to the U.S. Treasury Department. The Company’s failure to pay a total of six such dividends, whether or not consecutive, also gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. The Company has failed to pay twelve such dividends as of December 31, 2013. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors.

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

As discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Memorandum of Understanding,” on January 31, 2013, the Bank entered into the FDIC MOU with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the FDIC MOU prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company entered into the FRB MOU with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

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

December 31,	2013	2012	2011	2010	2009
(Dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
Interest and fee income	$13,028	$14,468	$17,213	$19,880	$21,781
Interest expense	2,805	3,963	6,196	8,553	10,478
Net interest income	10,223	10,505	11,017	11,327	11,303
Provision for loan losses	(1,700)	—	3,719	6,675	5,185
Net interest income after provision for loan losses	11,923	10,505	7,298	4,652	6,118
Noninterest income	2,718	5,411	3,884	5,236	3,326
Noninterest expense	9,481	10,791	13,324	12,866	10,591
Income tax expense (benefit)	(3,801)	216	—	4,318	(636)
Net income (loss)	$8,961	$4,909	$(2,142)	$(7,296)	$(511)
Dividends and accretion on preferred stock	752	723	652	642	581
Net income (loss) available to common shareholders	$8,209	$4,186	$(2,794)	$(7,938)	$(1,092)

PER COMMON SHARE DATA
Earnings (Loss):
Basic	$3.30	$1.68	$(1.12)	$(3.19)	$(.44)
Diluted	3.30	1.68	(1.12)	(3.19)	(.44)
Cash dividends declared per common share	—	—	—	—	—
Book value	6.37	5.06	3.38	3.27	7.21
Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692	2,486,692	2,486,692
Diluted	2,486,692	2,486,692	2,486,692	2,486,692	2,486,692

SELECTED ACTUAL YEAR END BALANCES
Total assets	$358,895	$360,709	$383,511	$456,767	$476,791
Loans	187,159	196,469	226,802	270,000	307,393
Allowance for loan losses	3,260	4,429	6,747	7,495	6,315
Available for sale securities	142,952	136,310	129,857	132,813	124,984
Deposits	253,388	261,439	281,701	319,916	297,230
Borrowings	63,000	60,100	64,000	102,500	135,493
Subordinated debt	11,341	11,341	11,341	11,341	11,341
TARP Preferred Stock	10,482	10,352	10,234	10,126	10,029
Total Stockholders' equity (includes TARP)	26,333	22,940	18,638	18,261	27,953

December 31,	2013	2012	2011	2010	2009
(Dollars in thousands, except per share data)

SELECTED AVERAGE BALANCES
Assets	$361,257	$374,231	$418,025	$460,355	$465,532
Deposits	264,257	276,799	305,246	311,656	291,892
Stockholders' equity	24,432	21,782	18,123	26,178	26,992

FINANCIAL RATIOS
Return on average assets	2.27%	1.12%	(0.67)%	(1.72)%	(.23)%
Return on average equity	33.60%	19.2%	(15.42)%	(30.32)%	(4.05)%
Average equity to average assets	6.76%	5.82%	4.34%	5.69%	5.80%
Dividend payout ratio	N.M.	N.M.	N.M.	N.M.	N.M.

__________

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

The effective tax rate is based in part on interpretation of the relevant current tax laws. Appropriate tax treatment of all transactions is reviewed taking into consideration statutory, judicial and regulatory guidance in the context of our tax positions. In addition, reliance is placed on various tax opinions, recent tax audits and historical experience.

Deferred Tax Asset — At December 31, 2013, our federal deferred tax asset was $6,628,000 with no valuation allowance. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In 2009 the Company recorded a full valuation allowance on its net deferred tax assets because of its preceding poor earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio. Because of substantial improvement in the Company’s earnings and the quality of the Company’s loan portfolio over the past nine fiscal quarters, the Company does not believe a valuation allowance is now required. The Company is three years cumulatively profitable and has been profitable for the last nine quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect.

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

Other Real Estate Owned

The Company values other real estate owned that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the other real estate owned, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties. Additional information about our other real estate owned, including our estimates of fair value as of December 31, 2013 and 2012 is included in Note 17 of our financial statements included in Item 8 below, which information is incorporated herein by reference.

Recent Developments

Memorandum of Understanding

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

As of March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the Memorandum of Understanding (“FDIC MOU”), which became effective on January 31, 2013. The FDIC MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The FDIC MOU is a step down in corrective action requirements as compared to the Consent Order. The FDIC MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the FDIC MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of December 31, 2013, the Bank’s Tier One Capital Ratio was 10.78% and Total Risk Based Capital Ratio was 17.61%, thus exceeding the levels required by the FDIC MOU. In addition, as of December 31, 2013, the Bank was in compliance with all of the FDIC MOU requirements.

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

A copy of the FDIC MOU is attached as exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 25, 2013. The brief description of the material terms of the FDIC MOU set forth above does not purport to be complete and is qualified by reference to the full text of the FDIC MOU.

On July 7, 2011, the Company entered into the Written Agreement with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the FDIC MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

As of May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of December 31, 2013 the Company was in compliance with all of the FRB MOU requirements.

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as the capital requirements and restrictions contained in the FRB MOU, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above.

Management does not believe that the FRB MOU will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner.

Deferral of Preferred Dividends and Trust Preferred Interest

On January 3, 2011, the Company gave notice of its election pursuant to the terms of its two issues of trust preferred securities, to defer payments of interest on such securities beginning in January 2011. The outstanding trust preferred securities total $11.3 million. The Company is permitted to defer paying such interest for up to twenty consecutive quarters. As of December 31, 2013, the Company had accrued and owed a total of $885,000 of interest payments on the two junior subordinated debentures. As a condition to deferring payments of interest, the Company is generally prohibited from paying any dividends on its capital stock until deferred interest has been paid. Accordingly, so long as trust preferred interest is deferred, the Company is prohibited from paying dividends on its common stock or the Company's preferred stock issued to the U.S. Treasury Department as part of the Troubled Assets Relief Program (the "TARP Preferred").

On January 6, 2011, the Company also gave notice to the U.S. Treasury Department that the Company is suspending the payment of regular quarterly cash dividends on the TARP Preferred. Dividends under the TARP Preferred accumulate and compound when not paid. As of December 31, 2013, the outstanding principal amount of the TARP Preferred was approximately $10.5 million. The Company's failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company's Board of Directors. That right would continue until the Company pays all due but unpaid dividends. As of December 31, 2013 the Company has failed to pay twelve such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of December 31, 2013 there was $1,772,000 in non-declared TARP dividends and the related accrued interest as well as $68,081 in declared but not paid TARP dividends. Also, the terms of the TARP Preferred prohibit the Company from paying any dividends on its common stock while payments on the TARP Preferred are in arrears.

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. The U.S. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury was considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid at that time. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but subsequently withdrew its bid. If the Company’s TARP preferred stock is sold by the U.S. Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which the U.S. Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock. The Company is continuing to explore options for eliminating some or all of the TARP Preferred, including but not limited to options for raising capital to finance the purchase and retirement of the TARP Preferred.

The decision to elect deferral of interest payments under the Company's trust preferred securities and to suspend dividend payments on the TARP Preferred was made in consultation with the Federal Reserve Bank of Richmond.

Results of Operations

This discussion and analysis is intended to assist the reader in understanding the financial condition and results of operations of the Company and its wholly-owned subsidiary, the Bank. The commentary should be read in conjunction with the consolidated financial statements and the related notes and the other statistical information in this report.

The following discussion describes our results of operations for 2013 as compared to 2012 and 2012 compared to 2011. The Company’s financial condition as of December 31, 2013 as compared to December 31, 2012 is also analyzed. Like most community banks, the Bank derives most of its income from interest received on loans and investments. The primary source of funds for making these loans and investments is deposits, on which interest is paid on 85 percent of the accounts. The Bank also utilizes Federal Home Loan Bank (“FHLB”) advances, the Federal Reserve discount window, federal funds purchased and repurchase agreements for funding loans and investments. One of the key measures of success is net interest margin, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and other borrowings as a percentage of interest-earning assets. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities.

A number of tables have been included to assist in the description of these measures. For example, the “Average Balances” table shows the average balances during 2013, 2012 and 2011 of each category of assets and liabilities, as well as the yield earned or the rate paid with respect to each category. A review of this table shows that loans typically provide higher interest yields than do other types of interest earning assets, resulting in management’s intent to channel a substantial percentage of funding sources into the loan portfolio. Similarly, the “Analysis of Changes in Net Interest Income” table demonstrates the impact of changing interest rates and the changing volume of assets and liabilities during the years shown. Finally, a number of tables have been included that provide detail about the Company’s investment securities, loans, deposits and other borrowings.

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

Year ended December 31, 2013 compared with year ended December 31, 2012

The Company recorded net income attributable to common shareholders of $8,209,000 for the year ended December 31, 2013, compared to net income attributable to common shareholders of $4,186,000 for the year ended December 31, 2012. Income per diluted common share for the year ended December 31, 2013 was $3.30, compared to income per diluted common share of $1.68 for the year ended December 31, 2012. The net income in 2013 was aided significantly by a credit to the loan loss provision for $1,700,000, as well as a net tax benefit of $3,801,000. The net tax benefit was a result of $1,890,000 in taxes being offset by a non-cash reversal of the deferred tax asset valuation allowance of $5,691,000. The non-cash reversal of the loan loss provision was reflective of a reduced loan portfolio size and improved loan portfolio credit quality metrics. The non-cash reversal of the deferred tax asset valuation allowance was reflective of sustained profitability and improved earnings that support the ability to utilize the deferred tax asset in the future. The net income in 2012 was aided significantly by a net gain on investment transactions of $2,147,000, which included $2,789,000 of gains on securities offset with $642,000 of FHLB prepayment penalties. These gains were the result of market conditions in 2012 and did not necessarily indicate a trend that continued. Net interest income decreased to $10,223,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012. Noninterest income decreased $2,693,000 or 49.8%, in 2013 compared to 2012 primarily as a result of decreased gains on sale of investments of $2,669,000. Noninterest expenses decreased by $1,310,000, or 24.2%, in 2013 compared to 2012 primarily as the result of a decrease in real estate owned expenses and FDIC insurance assessments.

Year ended December 31, 2012 compared with year ended December 31, 2011

The Company recorded net income attributable to common shareholders of $4,186,000 for the year ended December 31, 2012, compared to a net loss attributable to common shareholders of $2,794,000 for the year ended December 31, 2011. Income per diluted common share for the year ended December 31, 2012 was $1.68, compared to loss per diluted common share of $1.12 for the year ended December 31, 2011. The net income in 2012 was aided significantly by a net gain on investment transactions of $2,147,000, which included $2,789,000 of gains on securities offset with $642,000 of FHLB prepayment penalties. These gains were the result of market conditions in 2012 and do not necessarily indicate a trend that will continue beyond. The Company also did not incur any loan loss provision in 2012. This was due to a reduction in the size of the loan portfolio along with significant reductions in non-accrual loans, impaired loans and delinquent loans. The net loss in 2011 was due primarily to the loan loss provision, real estate owned expenses and FDIC deposit insurance assessments, partially offset by gain on sale of investment securities. Net interest income decreased to $10,505,000 for the year ended December 31, 2012. Noninterest income increased $1,527,000 or 39.3%, in 2012 compared to 2011 primarily as a result of increased gains on sale of investments of $1,709,000. Noninterest expenses decreased by $2,533,000, or 19.0%, in 2012 compared to 2011 primarily as the result of a decrease in real estate owned expenses.

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

Net interest income decreased to $10,223,000 for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as the result of decreases in the volume of interest earning assets. The Bank’s average earning assets decreased by $14.6 million, or 4.1%, during 2013. This reduction in earning assets resulted from our intentional restructuring of our balance sheet that was intended to increase our capital ratios. Interest income on earning assets decreased by $1,440,000, or 10.0%. Interest income was also negatively impacted by foregone interest on non-accrual loans. Foregone interest reduced net interest income by $163,000 in 2013 which was a slight increase over the 2012 amount of foregone interest of $131,000. The Bank’s interest bearing liabilities decreased, and interest expense declined by $1,158,000, or 29.2% compared to 2012. The yield on average interest earning assets declined by 28 basis points in 2013. However, the yield paid on interest bearing liabilities decreased by 31 basis points. The decline in interest expense, while offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2013.

Net interest income decreased to $10,505,000 for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily as the result of decreases in the volume of interest earning assets. The Bank’s average earning assets decreased by $43.2 million, or 10.9%, during 2012. This reduction in earning assets resulted from our intentional restructuring of our balance sheet that was intended to increase our capital ratios. Interest income on earning assets decreased by $2,745,000, or 15.9%. Interest income was also negatively impacted by foregone interest on non-accrual loans. While the foregone interest reduced net interest income by $131,000 in 2012, this was actually an improvement over the 2011 amount of foregone interest of $705,000. The Bank’s interest bearing liabilities decreased, and interest expense declined in 2012 by $2,233,000, or 36.0% compared to 2011. The yield on average interest earning assets declined by 32 basis points in 2012 compared to 2011. However, the yield paid on interest bearing liabilities decreased by 44 basis points during the same period. The decline in interest expense, while offset by a decline in interest income, resulted in a higher net interest spread and net interest yield, and was primarily the result of lower market interest rates in 2012.

The following table sets forth for the periods indicated, the weighted-average yields earned, the weighted-average yields paid, the net interest spread and the net interest margin on earning assets. The table also indicates the average monthly balance and the interest income or expense by specific categories.

Average Balances, Income, Expenses and Rates

Year Ended December 31,	2013			2012			2011
(Dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)	Average Balance	Income/ Expense	Yield/ Rate (1)
Assets
Interest Earning Assets:
Taxable Investments	$130,484	$2,890	2.21%	$121,057	$2,698	2.23%	$103,101	$2,899	2.81%
Non-Taxable Investments	12,753	381	4.52%	16,147	607	5.67%	31,112	1,202	5.88%
Int. Bearing Deposits in other banks	3,067	8	.26%	6,822	14	.21%	12,931	36	.28%
Federal Funds Sold	1,373	2	.15%	1,610	7	.43%	3,411	8	.23%
Loans (2)	191,283	9,747	5.10%	207,970	11,142	5.36%	246,262	13,068	5.31%
Total Interest Earning Assets	338,960	13,028	3.90%	353,606	14,468	4.18%	396,817	17,213	4.50%

Other noninterest-earning assets	22,297			20,625			21,208
Total Assets	$361,257			$374,231			$418,025

Liabilities and Stockholder's Equity
Interest Bearing Liabilities:
NOW Accounts	$53,951	41	0.08%	$50,403	58	0.11%	$47,434	69	0.15%
Money Market and Savings	74,540	373	0.50%	70,634	562	0.80%	75,333	1,069	1.42%
Time Deposits	94,410	666	0.71%	117,721	1,204	1.02%	146,983	2,316	1.58%
Federal Funds Purchased	47	—	0.00%	52	1	1.25%	29	—	1.01%
Repurchase Agreements	15,000	548	3.65%	15,000	549	3.66%	15,000	548	3.65%
FHLB Borrowings	40,935	901	2.20%	44,118	1,294	2.93%	63,905	1,931	3.02%
Other Long Term Debt	11,341	277	2.44%	11,341	296	2.61%	11,341	263	2.32%
Total Interest Bearing Liabilities	290,224	2,805	0.97%	309,269	3,963	1.28%	360,025	6,196	1.72%

Noninterest-Bearing Liabilities:
Demand Deposits	41,356			38,041			35,496
Other Liabilities	5,245			5,139			4,381
Total Noninterest-Bearing Liabilities	46,601			43,180			39,877
Total Liabilities	336,825			352,449			399,902

Stockholders' Equity	24,432			21,782			18,123
Total Liabilities and Stockholders' Equity	$361,257			$374,231			$418,025
Net Interest Spread			2.93%			2.90%			2.78%
Net Interest Income		$10,223			$10,505			$11,017
Net Interest Yield			3.07%			3.06%			2.93%

(1) All yields/rates are computed on a tax equivalent basis at a federal tax rate of 34%.
(2) Average loan balances include nonaccrual loans. All loans and deposits are domestic. Loan fees are included in loan income amounts.

The following table sets forth the effect that the varying levels of interest earning assets and interest-bearing liabilities and the changes in applicable rates have had on changes in net interest income during the periods indicated. The net changes in net interest income in this table expand the differences in net interest income in the previous table, “Average Balances, Income, Expenses and Rates.”

Analysis of Changes in Net Interest Income

Year Ended December 31,	2013 Compared with 2012			2012 Compared with 2011
	Variance Due to			Variance Due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Taxable Investments	$210	$(18)	$192	$504	$(705)	$(201)
Non-Taxable Investments	(128)	(98)	(226)	(578)	(17)	(595)
Interest-Bearing Deposits in other banks	(8)	2	(6)	(17)	(5)	(22)
Federal Funds Sold	(1)	(4)	(5)	(4)	3	(1)
Loans	(894)	(501)	(1,395)	(2,032)	106	(1,926)
Total	(821)	(619)	(1,440)	(2,127)	(618)	(2,745)

Interest Expense:
NOW Accounts	4	(20)	(16)	4	(15)	(11)
Money Market and Savings	31	(221)	(190)	(67)	(439)	(506)
Time Deposits	(238)	(300)	(538)	(461)	(652)	(1,113)
Federal Funds Purchased	—	(1)	(1)	—	1	1
Repurchase Agreements	—	(2)	(2)	—	—	—
FHLB Borrowings	(93)	(299)	(392)	(597)	(40)	(637)
Other Long Term Debt	—	(19)	(19)	—	33	33
Total	(296)	(862)	(1,158)	(1,121)	(1,112)	(2,233)
Net Interest Income	$(525)	$243	$(282)	$(1,006)	$494	$(512)

The rate/volume variances (change in volume times change in rate) have been allocated to the change attributable to rate.

The Company monitors and manages the pricing and maturity of its assets and liabilities to diminish the potential adverse impact that changes in interest rates could have on net interest income. The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effects that movements in interest rates will have on net interest income and the present value of equity. Included in the interest rate risk management reports generated by the model is a report that measures interest sensitivity “gap,” which is the positive or negative dollar difference between assets and liabilities that are subject to interest rate repricing within a given period of time. The Company was liability sensitive (which means we had a larger volume of liabilities repricing than assets) in the up to twelve months gap analysis as of December 31, 2013. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

The table included above shows the changes in interest income and expense during 2013 and 2012, and allocates the appropriate amount of income or expense to changes in rate or changes in volume. As compared to 2012, in 2013 interest income decreased by $1,440,000 and interest expense decreased by $1,158,000, resulting in a decrease of $282,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in net interest expense is attributable to both decreases in market interest rates as term interest bearing deposits reprice and decreases in time deposits and FHLB borrowings.

As compared to 2011, in 2012 interest income decreased by $2,745,000 and interest expense decreased by $2,233,000, resulting in a decrease of $512,000 in net interest income. The decline in interest income was primarily the result of the decline in loan balances from principal paydowns. The decrease in net interest expense is attributable to both decreases in market interest rates as term interest bearing deposits reprice and decreases in time deposits and FHLB borrowings.

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

Additions to the allowance for loan losses, which are expensed as the provision for loan losses on the income statement, are made as needed to maintain the allowance at an appropriate level based on management’s analysis of the inherent probable losses in the loan portfolio. Loan losses and recoveries are charged or credited directly to the allowance. The amount of the provision is a function of the level of loans outstanding, the level of nonperforming loans, historical loan loss experience, and the amount of loan losses actually charged against the reserve during the period and current economic conditions. Due to improved bank metrics and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $1,700,000 of previous provisions during 2013, resulting in a balance in the allowance for loan losses of $3,260,000 at December 31, 2013 after considering net recoveries of $531,000. Management did not change the methodology used in determining the loan loss allowance. The reserve for loan losses was 1.74% and 2.25% of total loans for the years ended December 31, 2013 and 2012, respectively. Non-performing loans (i.e., loans ninety days or more past due and loans on non-accrual status) as a percentage of total assets decreased from 1.09% to 0.71%, or $1,382,000 from December 31, 2012 to December 31, 2013. This decrease was primarily a result of approximately $1,393,000 in transfers of collateral to other real estate owned (“OREO”). Management continues to carefully analyze the loan portfolio to ensure the timely identification of problem loans and believes the current reserve level is adequate as indicated by the Bank’s loan loss reserve model at December 31, 2013.

Potential problem loans, which are not included in non-performing loans or impaired loans, amounted to $12,025,000, or 6.42% of total loans outstanding at December 31, 2013. This is a decrease of $5,365,000, or 30.85%, from potential problem loans totaling $17,390,000 at December 31, 2012. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms. Six construction and land development loan relationships totaling $5,668,000 were included in potential problem loans at December 31, 2013. While these loans are currently performing under the contract terms, the construction or development projects are not performing as originally projected, due to a decline in the sale of lots.

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

Noninterest Income

Noninterest income decreased $2,693,000, or 49.8%, in 2013 compared to 2012. The decrease was primarily due to decreased gains on sale of investment securities of $2,669,000 in 2013. Customer service fees decreased by $66,000 or 9.6% in 2013 compared to 2012. This was primarily a result of a decrease of $57,000 in non-sufficient funds fees.

Noninterest income increased $1,527,000, or 39.3%, in 2012 compared to 2011. The increase was primarily due to increased gains on sale of investment securities of $1,709,000 in 2012. Customer service fees decreased by $50,000 or 6.8% in 2012 compared to 2011. This was primarily a result of a decrease of $31,000 in non-sufficient funds fees.

Noninterest Expenses

Noninterest expenses decreased $1,310,000, or 12.1%, in 2013 compared to 2012 primarily as the result of a decrease in OREO and foreclosure expenses and the FDIC insurance assessment. OREO expenses and foreclosure expenses decreased by $502,000, or 47.7%, in 2013 compared to 2012 due to continued decreasing levels in Bank owned real estate. The FDIC insurance assessment decreased primarily due to improved ratings established in January 2013 as a result of the termination of the Consent Order.

Noninterest expenses decreased $2,532,000, or 1.9%, in 2012 compared to 2011 primarily as the result of a decrease in OREO and foreclosure expenses. OREO expenses and foreclosure expenses decreased by $2,586,000, or 71.1%, in 2012 compared to 2011 due to continued decreasing levels in Bank owned real estate.

Income Taxes

The Company recorded $413,000 in state income tax expense for the year ended December 31, 2013 and $216,000 in 2012. The Company recorded a $4,214,000 federal income tax benefit for the year ended December 31, 2013 due to the reversal of the deferred tax asset valuation allowance and no federal income tax benefit or expense for the year ended December 31, 2012 due to the operating loss carry-forwards used for federal tax purposes.

The Company recorded $216,000 in state income tax expense for the year ended December 31, 2012 and none in 2011 due to the operating loss in 2011. The Company recorded no federal income tax expense for the years ended December 31, 2012 or 2011 due to the operating loss carry-forwards used for federal tax purposes.

At December 31, 2013, the Company had a federal deferred tax asset of $6,628,000 with no valuation allowance. At December 31, 2012, the Company had a federal deferred tax asset of $6,004,000 with a valuation allowance of $5,691,000.

Capital Resources

Total capital of the Company increased $3,393,000 from December 31, 2012 to December 31, 2013 primarily as a result of net income after taxes of $8,961,000 offset by a decrease in accumulated comprehensive income of $5,579,000.

Total capital of the Company increased $4,302,000 from December 31, 2011 to December 31, 2012 primarily as a result of net income after taxes of $4,909,000 offset by a decrease in accumulated comprehensive income of $655,000.

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

As discussed above under “Recent Developments,” effective as of January 31, 2013, the Bank entered into the FDIC MOU with its primary Federal regulator, the FDIC, and the S.C. Board of Financial Institutions. The FDIC MOU seeks to enhance the Bank’s existing practices and procedures in the areas of credit risk management, credit underwriting, liquidity and interest rate risk. In addition, the FDIC has established minimum capital ratio levels of Tier 1 and total capital for the Bank that are higher than the minimum and well-capitalized ratios applicable to all banks. Specifically, the Bank was to maintain a Tier 1 capital to average assets (leverage) ratio of at least 8% and a total risk-based capital to total risk-weighted assets ratio of at least 10%. As disclosed under “Risk-Based Capital Ratios” below, the Bank met all of the required capital ratios as of December 31, 2013 and December 31, 2012.

Management has researched available options for raising additional capital. While there was not a ready market for bank capital investments, the minimum capital ratios required by the FDIC MOU were attained through the reduction of total assets and the retention of current year profits. The reduction of assets was primarily attained by principal pay downs on loans combined with limiting lending activity.

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

The Bank and the Company exceeded minimum regulatory capital requirements and are “well capitalized” (as defined by the applicable regulations of the FDIC and the FRB) at December 31, 2013, 2012 and 2011 as set forth in the following table. In addition, the Bank’s ratio of Tier 1 capital to average assets as of December 31, 2013 and December 31, 2012 meets the requirements of the Bank’s FDIC MOU with the FDIC and the South Carolina Board of Financial Institutions. See Note 16 of the accompanying consolidated financial statements for minimum and well capitalized regulatory requirements.

Risk-Based Capital Ratios

(Dollars in thousands)

	2013	2012	2011
Bank
Tier 1 Capital	$38,500	$32,723	$27,531
Tier 2 Capital	2,946	2,961	3,314

Total Qualifying Capital	$41,446	$35,684	$30,845

Risk-adjusted total assets	$235,391	$235,666	$260,954
(including off-balance-sheet exposures)

Tier 1 risk-based capital ratio	16.36%	13.89%	10.55%
Total risk-based capital ratio	17.61%	15.14%	11.82%
Tier 1 leverage ratio	10.78%	9.08%	7.05%

Greer Bancshares
Tier 1 risk-based capital ratio	15.72%	12.76%	9.16%
Total risk-based capital ratio	17.66%	15.29%	12.04%
Tier 1 leverage ratio	10.28%	8.36%	6.13%

The Company’s ability to pay dividends depends on regulatory restrictions, its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to its common stock, including its outstanding trust preferred securities and accompanying junior subordinated debentures and preferred stock and other factors deemed relevant by the Company’s Board of Directors. In addition, in order to fund dividends payable to shareholders, the Company generally must receive cash dividends from the Bank. The payment of dividends by the Bank is subject to regulations of the South Carolina Board of Financial Institutions. These regulations are discussed under “Item 1. Business-Supervision and Regulation-Greer State Bank.” Accordingly, the payment of dividends in the future is subject to earnings, capital requirements, financial condition and such other factors as the Board of Directors of the Company, the Commissioner of Banking for South Carolina and the FDIC may deem relevant.

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

As discussed under “Item 1. Business-Supervision and Regulations-Greer State Bank” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments-Memorandum of Understanding,” on January 31, 2013, the Bank entered into the FDIC MOU with the FDIC and the South Carolina Board of Financial Institutions. Among other things, the FDIC MOU prohibits the Bank from declaring or paying any dividends without the prior written approval of the FDIC and the South Carolina State banking regulator. Also, as previously disclosed, the Company entered into the FRB MOU with the Federal Reserve Bank of Richmond which requires that the Company seek permission from the Federal Reserve prior to paying any dividends.

Liquidity

The Company manages its liquidity for both the asset and liability side of the balance sheet through coordinating the relative maturities of its assets and liabilities. Short-term liquidity needs are generally met from cash, due from banks, federal funds purchased and sold and deposit levels. The Company has federal funds lines in place totaling $16 million, the ability to borrow additional funds from the Federal Reserve Discount Window using the Bank’s qualifying non-real estate consumer and commercial loans, the ability to borrow additional funds from the FHLB of up to 25% of the Bank’s assets and also has a repurchase agreement line, currently fully drawn, with Deutsche Bank Securities, Inc., totaling $15 million. Use of the

Federal Reserve, FHLB and repurchase lines is subject to the availability of acceptable collateral. As of December 31, 2013, the Company had approximately $103,791,000 in available collateral, including loans and securities, for all lines. Management has established policies and procedures governing the length of time to maturity on loans and investments and has established policies regarding the use of alternative funding sources. In the opinion of management, the deposit base and lines of credit can adequately support short-term liquidity needs. Management has a contingency liquidity plan in place in the event lines of credit are reduced and/or collateral availability diminishes.

Impact of Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guaranty the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Both of these products are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At December 31, 2013 and 2012, the Company’s commitments to extend credit totaled $31,324,000 and $31,131,000, respectively. Additional information about the Company’s commitments to extend credit is set forth in Note 10 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Investment Portfolio

The following tables summarize the carrying value of investment securities as of the years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	December 31, 2013	December 31, 2012	December 31, 2011
United States Government and other agency obligations	$24,452	$29,345	$—
Mortgage-backed securities	76,725	72,609	91,209
Municipal securities	41,179	33,943	38,338
Collateralized debt obligation	596	413	310
	$142,952	$136,310	$129,857

The following table summarizes the carrying value of securities of any issuer that exceeds 10% of the Company’s capital as of December 31, 2013.

(Dollars in thousands)

FHLB	$ 5,137
FHLMC	38,391
FNMA	36,231
GNMA	9,145
SBA	10,408
$99,312

The following tables summarize the carrying value and estimated market value of investment securities and weighted-average yields of those securities at December 31, 2013. The yields are based upon amortized cost. The yield on securities of state and political subdivisions is presented on a tax equivalent basis using a federal income tax rate of 34%. The bank has decreased the non-taxable portion of the municipal portfolio from $32,328,000 as of December 31, 2011 to $14,635,000 as of December 31, 2013. The taxable portion of the municipal portfolio has increased from $6,010,000 as of December 31, 2011 to $26,544,000 as of December 31, 2013. The shift in the municipal portfolio was primarily a result of the availability of more attractive market rates in taxable municipal securities market over the past two years.

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Investment Securities Portfolio Composition

	Due	One Year	Five Years			Estimated	Average
(Dollars in thousands)	One Year	Through	through	After		Market	Maturity
December 31, 2013	or Less	Five Years	Ten Years	Ten Years	Total	Value	in Years

Available-for-sale
US government and other agency obligations	$—	$—	$990	$23,462	$24,452	$24,452	15.36
Mortgage-backed securities	—	109	12,437	64,179	76,725	76,725	18.96
Municipal securities	251	2,594	12,756	25,578	41,179	41,179	11.62
Collateralized debt obligation	—	—	—	596	596	596	20.55
Total	$251	$2,703	$26,183	$113,815	$142,952	$142,952

Available-For-Sale
Weighted Average Yields:
US government and other agency obligations	0.0%	0.0%	2.5%	2.4%	2.4%
Mortgage-backed securities	0.0%	5.2%	2.1%	2.4%	2.3%
Municipal securities	4.4%	1.6%	2.8%	3.3%	3.1%
Collateralized debt obligation	0.0%	0.0%	0.0%	0.0%	0.0%

Investment securities in an unrealized loss position as of December 31, 2013 continue to perform as scheduled. Investment securities are evaluated monthly for indicators of other-than-temporary impairment (“OTTI”). Impairment is considered to have occurred when the fair value of a debt security is less than the amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred 1) if there is intent to sell the security; 2) if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis; or 3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. For securities that we do not expect to sell or it is not more likely than not we will be required to sell, the OTTI is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss) (“OCI”). For securities which we do expect to sell, all OTTI is recognized in earnings. Presentation of OTTI is made in the income statement on a gross basis with a reduction for the amount of OTTI recognized in OCI. Our securities may further decline in value in future periods, which may require additional charges for other than temporary impairment of securities.

Loan Portfolio

Credit Risk Management

Credit risk entails both general risk, which is inherent in the process of lending, and risk that is specific to individual borrowers. The management of credit risk involves both the process of loan underwriting and credit administration. The Company manages credit risk through a strategy of making loans within its primary marketplace and within its limits of expertise. Although management seeks to avoid concentrations of credit by loan type or industry through diversification, a substantial portion of the borrowers’ ability to honor the terms of their loans is dependent on the business and economic conditions in Greenville and Spartanburg counties and the surrounding areas comprising the Company’s marketplace. Additionally, since real estate is considered by the Company as the most desirable non-monetary collateral, a significant portion of loans are collateralized by real estate; however, the cash flow of the borrower or the business enterprise is generally considered as the primary source of repayment. Generally, the value of real estate is not considered by the Company as the primary source of repayment for performing loans. Management also seeks to limit total exposure to individual and affiliated borrowers. Risk specific to individual borrowers is managed through the loan underwriting process and through an ongoing analysis of the borrower’s ability to service the debt as well as the value of the pledged collateral.

The Bank’s loan officers and credit administration staff are charged with monitoring the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay the debt or the value of the pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, the Bank utilizes several credit risk identification and monitoring processes.

Lending Activities

The Company extends credit primarily to consumers and small to medium businesses in Greenville and Spartanburg counties and, to a limited extent, customers in surrounding areas.

While the Company’s corporate office is located in Greer, South Carolina, its service area is mixed in nature. The Greenville-Spartanburg area is a regional business center whose economy generally contains elements of manufacturing, higher education, regional health care and distribution facilities. Outside the incorporated city limits of Greer, the economy generally includes manufacturing, agriculture and industry. No particular category or segment of the economy previously described is expected to grow or contract disproportionately in 2014.

Total loans outstanding were $187,159,000 and $196,469,000 at December 31, 2013 and 2012, respectively. See Loan Portfolio Composition table below for concentration by credit type. Substantially all loans and commitments to extend credit have been granted to customers in the Bank’s market area and such customers are generally depositors of the Bank.

The Company’s ratio of loans to deposits was 73.9% and 75.1% at December 31, 2013 and 2012, respectively. The loan to deposit ratio is used to monitor a financial institution’s potential profitability and efficiency of asset distribution and utilization. Generally, a higher loan to deposit ratio is indicative of higher interest income since loans yield a higher return than alternative investment vehicles. Management has concentrated on maintaining quality in the loan portfolio while continuing to increase the deposit base. The decrease in the loans to deposits ratio is primarily due to the reduction of loan demand combined with continued principle reductions, resulting in a greater decrease in loan volume than the decrease in the deposit volume.

The following table summarizes the composition of the loan portfolio by category at the dates indicated.

Year-end loans consisted of the following:

(Dollars in thousands)

	2013	2012	2011
Commercial and industrial:
Commercial	$26,842	$29,477	$38,618
Leases & other	3,174	2,390	753
Total Commercial and industrial:	30,016	31,867	39,371

Commercial real estate:
Construction/land	24,286	27,227	31,514
Commercial mortgages — owner occupied	30,908	31,154	38,921
Other commercial mortgages	49,297	51,948	58,771
Total commercial real estate	104,491	110,329	129,206

Consumer real estate:
1–4 residential	33,644	32,757	31,699
Home equity loans and lines of credit	16,085	18,014	22,385
Total Consumer real estate	49,729	50,771	54,084

Consumer installment:
Consumer installment	2,923	3,502	4,141

Total loans	187,159	196,469	226,802
Allowance for loan losses	(3,260)	(4,429)	(6,747)

Net loans	$183,899	$192,040	$220,055

The Company’s loan portfolio contains a significant percentage of real estate mortgage loans. Compared to December 31, 2012, real estate loans decreased by $6,880,000 to $154,220,000 during the twelve months ended December 31, 2013. At December 31, 2013 real estate loans represented 82.4% of the total loan portfolio compared to 82.0% at December 31, 2012. The slight increase in real estate mortgage loans as a percentage of total loans can be attributed to the slowing demand in the Company’s market area for commercial and consumer installment loans, which is a result of a softening local economy and tightened underwriting standards. The Company continues to offer fixed rate long term mortgages through secondary market investor loan programs. Currently the bank does offer some longer term fixed rate options up to twenty years along with some attractive five to seven year adjustable rate mortgage programs. These adjustable rate programs convert to one year ARMs and are typically held in the bank’s loan portfolio. Commercial and industrial loans decreased to $30,016,000 during 2013 compared to 2012 as a result of a softening local economy. Commercial and industrial loans comprised 16.04% and 16.22% of the total loan portfolio at December 31, 2013 and 2012, respectively.

Maturities and Sensitivity of Loans to Changes in Interest Rates

The following table summarizes the loan maturity distribution by category as of December 31, 2013.

(Dollars in thousands)

	One Year of Less	One to Five Years	After Five Years	Total
Commercial and industrial:
Commercial	$11,734	$13,449	$1,659	$26,842
Leases & other	—	2,232	942	3,174
Total Commercial and industrial:	11,734	15,681	2,601	30,016

Commercial real estate:
Construction/land	16,018	8,060	208	24,286
Commercial mortgages — owner occupied	3,816	19,443	7,649	30,908
Other commercial mortgages	10,380	25,739	13,178	49,297
Total commercial real estate	30,214	53,242	21,035	104,491

Consumer real estate:
1–4 residential	2,495	4,210	26,939	33,644
Home equity loans and lines of credit	363	699	15,023	16,085
Total Consumer real estate	2,858	4,909	41,962	49,729

Consumer installment:
Consumer installment	928	1,718	277	2,923
Total Loans	$45,734	$75,550	$65,875	$187,159

For loans with maturities greater than one year, $64,896,000 have variable rates and $76,529,000 have fixed rates. The Company has a total of $76,899,000 in variable rate loans indexed to the Wall Street Journal Prime rate.

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

The following table states the approximate aggregate amount of problem assets in each of the following categories at December 31:

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonperforming loans:
Nonaccrual-real estate mortgage	$917	$772	$3,069	$7,342	$6,426
Nonaccrual-commercial and industrial	—	2	273	—	273
Nonaccrual-consumer	—	—	132	251	26
90 days or more past due and still accruing interest	—	—	—	—	561
Non-performing Troubled debt restructurings	1,635	3,160	6,975	11,112	—
Total nonperforming loans	2,552	3,934	10,449	18,705	7,286

Foreclosed properties:
Foreclosed properties-residential real estate	1,102	3,172	5,382	7,380	5,068
Foreclosed properties-commercial real estate	1,173	1,535	1,087	1,658	3,426
Total foreclosed properties	2,275	4,707	6,469	9,038	8,494
Total nonperforming assets	$4,827	$8,641	$16,918	$27,743	$15,780

Total performing Troubled debt restructurings	$1,302	$2,094	$5,075	$242	$7,528

Nonperforming assets to total loans and foreclosed properties at period end	2.55%	4.30%	7.25%	9.94%	5.00%
Nonperforming assets to total assets at period end	1.34%	2.40%	4.41%	6.07%	3.31%
Allowance for loan losses to nonperforming loans at period end	127.74%	112.58%	64.57%	40.06%	86.67%

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

Information about the Bank’s policy for placing loans on nonaccrual status, the interest income that would have been recorded in the year ended December 31, 2013 if all non-performing loans had been current in accordance with their original terms and the amount of interest income on those loans that was included in net income for the year ended December 31, 2013 is set forth in Note 3 to the financial statements included in Item 8 below, which is incorporated herein by reference.

The following table sets forth certain information with respect to the allowance for loan losses and the composition of charge-offs and recoveries for each of the last five years.

Summary of Loan Loss Experience

(Dollars in thousands)	2013	2012	2011	2010	2009
Total loans outstanding at end of year	$187,159	$196,469	$226,802	$270,000	$307,393
Average loans outstanding	$191,283	$207,970	$246,262	$294,851	$309,162

Balance, beginning of year	$4,429	$6,747	$7,495	$6,315	$5,127
Loans charged-off
Commercial, industrial and leases	21	655	1,470	991	702
Real estate – mortgage and construction	204	1,927	3,616	4,076	3,137
Consumer	7	38	64	561	218
Total loans charged-off	232	2,620	5,150	5,628	4,057

Recoveries of previous loan losses
Commercial, industrial and leases	107	237	209	66	17
Real estate – mortgage and construction	650	56	454	14	7
Consumer	6	9	20	53	36
Total loan recoveries	763	302	683	133	60

Net charge-offs/(recoveries)	(531)	2,318	4,467	5,495	3,997
Provision charged/(reversed) to operations	(1,700)	—	3,719	6,675	5,185
Balance, end of year	$3,260	$4,429	$6,747	$7,495	$6,315

Ratios:
Allowance for loan losses to average loans	1.70%	2.13%	2.74%	2.54%	2.04%
Allowance for loan losses to period end loans	1.74%	2.25%	2.97%	2.78%	2.05%
Net charge offs/(recoveries) to average loans	(0.28%)	1.11%	1.81%	1.86%	1.29%

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

Interest is discontinued on impaired loans when management determines that a borrower may be unable to meet payments as they become due. As of December 31, 2013, the Bank had impaired commercial real estate loans of $2,249,000 and impaired commercial and industrial loans of $845,000. The average amount of impaired loans outstanding during 2013 was $4,775,000. There was no interest income recognized on the impaired loans. Large groups of smaller balance homogenous loans that may meet these criteria are not evaluated individually for impairment, so they are not included in the impaired loan totals.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,937,000 and $5,254,000 at December 31, 2013 and 2012, respectively.

Potential problem loans, which are not included in non-performing or impaired loans, amounted to $12,025,000, or 6.42%, of total loans outstanding at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

Deposits

Average deposits were $264,257,000 and $276,799,000 during 2013 and 2012, respectively. Demand deposit accounts decreased $6,658,000, or 14.70%, from December 31, 2012 to December 31, 2013. NOW accounts increased $3,708,000, or 7.20%, from December 31, 2012 to December 31, 2013. Money market and savings deposits increased $3,513,000, or 5.26%, from December 31, 2012 to December 31, 2013. Time deposits decreased $8,614,000, or 8.80%, over the same period. This was accomplished with rate reductions and was part of the planned balance sheet reduction to increase capital ratios.

Contractual maturities of all time deposits at December 31, 2013 were as follows: twelve months or less — $63,561,000, over twelve months through thirty-six months — $25,188,000, and over 36 months — $497,000.

The following table summarizes the Bank’s average deposits by categories at the dates indicated.

Year Ended December 31,	2013		2012		2011
(Dollars in thousands)	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent
Noninterest-Bearing Deposits
Demand Deposits	$41,356	15.65%	$38,041	13.74%	$35,496	11.63%

Interest Bearing Liabilities
NOW Accounts	53,951	20.41%	50,403	18.21%	47,434	15.54%
Money Market and Savings	74,540	28.21%	70,634	25.52%	75,333	24.68%
Time Deposits	94,410	35.73%	117,721	42.53%	146,983	48.15%
Total Deposits	$264,257	100.00%	$276,799	100.00%	$305,246	100.00%

Core deposits, which exclude time deposits of $100,000 or more and brokered deposits, provide a relatively stable funding source for the loan portfolio and other earning assets. Core deposits were $205,756,000, $213,617,000, and $224,499,000 at December 31, 2013, 2012 and 2011, respectively.

Time deposits of $100,000 or more totaled $47,732,000, $47,822,000 and $57,202,000 at December 31, 2013, 2012 and 2011, respectively. Included in these amounts are brokered deposits of $3,245,000 at December 31, 2011. There are no brokered deposits at December 31, 2013 or December 31, 2012. Scheduled maturities were as follows:

December 31,	2013	2012	2011
(Dollars in thousands)
Maturing in 3 months or less	$7,172	$14,927	$10,019
Maturing after 3 months but less than 6 months	10,513	9,338	15,602
Maturing after 6 months but less than 12 months	14,247	12,757	19,806
Maturing after 12 months	15,800	10,800	11,775
Total	$47,732	$47,822	$57,202

Short Term Borrowings

At December 31, 2013, the Company had $2,000,000 in FHLB overnight borrowings. The Company had no short term borrowings at December 31, 2012.

The related information for these borrowings during 2013 is summarized as follows:

(Dollars in Thousands)
	Federal Funds	FHLB Overnight
	Purchased	Borrowings
Average balance outstanding during the year	$47	$5
Average rate paid during the year	0.75%	0.36%

Information for each of the years ended December 31, 2013, 2012 and 2011 regarding the amounts outstanding at year end, the weighted average interest rates on such amounts, the maximum amounts of borrowings in each category at any month-end during each year, the approximate average amounts outstanding during each year and the approximate weighted average interest rates on such amounts is set forth in Note 7 to the financial statements included in Item 8 below, which information is incorporated herein by reference.

Long Term Borrowings

At December 31, 2013 and December 31, 2012, the Company had fixed rate long term notes payable totaling $24,000,000 and $35,100,000, respectively, to the FHLB. At December 31, 2013 and December 31, 2012, the Company had variable rate long term notes payable totaling $22,000,000 and $10,000,000, respectively, to the FHLB. Interest rates on the advances ranged from 0.17% to 4.16% and 0.21% to 4.16% at December 31, 2013 and 2012, respectively. At both December 31, 2013 and 2012, the Company had fixed rate repurchase agreements totaling $15,000,000 with a stated interest rate of 3.60%. The Company has pledged its 1 to 4 family residential mortgages, commercial real estate mortgages, home equity lines of credit and certain mortgage-backed securities as collateral against the FHLB borrowings.

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

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated statements of income and condition.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure." The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated statements of income and condition.

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greer Bancshares Incorporated and Subsidiary

Greer, South Carolina

We have audited the accompanying consolidated balance sheet of Greer Bancshares Incorporated and Subsidiary (the Company) as of December 31, 2013, and the related consolidated statements of income (loss), comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greer Bancshares Incorporated and Subsidiary as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Elliott Davis, LLC

Greenville, South Carolina

March 18, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greer Bancshares Incorporated and Subsidiary

Greer, South Carolina

We have audited the accompanying consolidated balance sheet of Greer Bancshares Incorporated and Subsidiary (the “Company”) as of December 31, 2012, and the related consolidated statements of income/(loss), comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greer Bancshares Incorporated and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dixon Hughes Goodman LLP

Atlanta, Georgia

March 19, 2013

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Balance Sheets

 (Dollars in thousands, except per share data)

Assets	December 31, 2013	December 31, 2012

Cash and due from banks	$5,203	$6,407
Interest bearing deposits in banks	368	3,336
Federal funds sold	358	508
Cash and cash equivalents	5,929	10,251
Investment securities:
Available for sale	142,952	136,310
Loans, net of allowance for loan losses of $3,260 and $4,429, respectively	183,899	192,040
Loans held for sale	236	295
Premises and equipment, net	4,444	4,663
Accrued interest receivable	1,383	1,470
Restricted stock	2,637	2,649
Deferred tax asset	6,628	—
Other real estate owned	2,275	4,707
Bank owned Life Insurance	7,797	7,543
Other assets	715	781

Total Assets	$358,895	$360,709

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$38,631	$45,289
Interest bearing	214,757	216,150
Total deposits	253,388	261,439
Short term borrowings	2,000	—
Long term borrowings	72,341	71,441
Other liabilities	4,833	4,889

Total Liabilities	332,562	337,769

Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 9,993 shares issued and outstanding at December 31, 2013 and December 31, 2012	9,980	9,835
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at December 31, 2013 and December 31, 2012	502	517
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at December 31, 2013 and December 31, 2012	12,433	12,433
Additional paid in capital	3,779	3,768
Retained earnings/(deficit)	4,169	(4,662)
Accumulated other comprehensive income/(loss)	(4,530)	1,049

Total Stockholders’ Equity	26,333	22,940

Total Liabilities and Stockholders’ Equity	$358,895	$360,709

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Income/(Loss)

(Dollars in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Interest income:
Loans, including fees	$9,747	$11,142	$13,068
Investment securities:
Taxable	2,890	2,698	2,899
Tax-exempt	381	607	1,202
Federal funds sold	2	7	8
Other	8	14	36
Total interest income	13,028	14,468	17,213

Interest expense:
Interest on deposit accounts	1,080	1,824	3,454
Interest on short term borrowings	—	1	—
Interest on long term borrowings	1,725	2,138	2,742
Total interest expense	2,805	3,963	6,196

Net interest income	10,223	10,505	11,017

Provision/(reversal) for loan losses	(1,700)	—	3,719
Net interest income after provision for loan losses	11,923	10,505	7,298

Noninterest income:
Impairment loss on investment securities and restricted stock:
Total impairment loss on investment securities and restricted stock	—	—	(314)
Portion of losses in other comprehensive income	—	—	288
Net impairment loss on investment securities and restricted stock	—	—	(26)

Customer service fees	625	691	741
Gain on sale of investment securities	120	2,789	1,080
Other	1,973	1,931	2,089
Total noninterest income	2,718	5,411	3,884

Noninterest expenses:
Salaries and employee benefits	5,265	5,209	5,267
Occupancy and equipment	720	717	705
Postage and supplies	187	197	211
Professional fees	364	452	680
FDIC insurance assessment	486	825	945
Other real estate owned and foreclosure expense	550	1,052	3,638
Federal Home Loan Bank (“FHLB”) Prepayment penalty	—	642	274
Other	1,909	1,697	1,604
Total noninterest expenses	9,481	10,791	13,324

Income (loss) before income taxes	5,160	5,125	(2,142)

Provision/(benefit) for income taxes:	(3,801)	216	—

Net income (loss)	8,961	4,909	(2,142)

Preferred stock dividends and net discount accretion	(752)	(723)	(652)

Net income (loss) attributed to common shareholders	$8,209	$4,186	$(2,794)

Basic net income (loss) per share of common stock	$3.30	$1.68	$(1.12)

Diluted net income (loss) per share of common stock	$3.30	$1.68	$(1.12)

Weighted average common shares outstanding:
Basic	2,486,692	2,486,692	2,486,692

Diluted	2,486,692	2,486,692	2,486,692

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

 (Dollars in thousands)

	For The Years Ended December 31,
	2013	2012	2011
Net income/(loss)	$8,961	$4,909	$(2,142)

Other comprehensive income (loss), net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of ($2,833), $611 and $1,611, for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 respectively.	(5,500)	1,186	3,128
Less reclassification adjustments for gains included in net income/(loss), net of taxes of $41, $948 and $385, for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.	(79)	(1,841)	(695)
Other comprehensive income/(loss)	(5,579)	(655)	2,433

Comprehensive income	$3,382	$4,254	$291

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013, 2012 and 2011

(Dollars in thousands)

	Preferred Stock Series	Preferred Stock Series	Common Stock		Additional Paid In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	2009-SP	2009-WP	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity

Balance at December 31, 2010	$9,571	$555	2,486,692	$12,433	$3,634	$(7,203)	$(729)	$18,261
Net loss	—	—	—	—	—	(2,142)	—	(2,142)
Other comprehensive income, net of tax	—	—	—	—	—	—	2,433	2,433
Amortization of premium and discount on preferred stock	128	(20)	—	—	—	(108)	—	—
Stock based compensation	—	—	—	—	86	—	—	86

Balance at December 31, 2011	9,699	535	2,486,692	12,433	3,720	(9,453)	1,704	18,638

Net income	—	—	—	—	—	4,909	—	4,909
Other comprehensive loss, net of tax	—	—	—	—	—	—	(655)	(655)
Amortization of premium and discount on preferred stock	136	(18)	—	—	—	(118)	—	—
Stock based compensation	—	—	—	—	48	—	—	48

Balance at December 31, 2012	9,835	517	2,486,692	12,433	3,768	(4,662)	1,049	22,940

Net income	—	—	—	—	—	8,961	—	8,961
Other comprehensive loss, net of tax	—	—	—	—	—	—	(5,579)	(5,579)
Amortization of premium and
discount on preferred stock	145	(15)	—	—	—	(130)	—	—
Stock based compensation	—	—	—	—	11	—	—	11

Balance at December 31, 2013	$9,980	$502	2,486,692	$12,433	$3,779	$4,169	$(4,530)	$26,333

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating activities:
Net Income/(loss)	$8,961	$4,909	$(2,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	374	382	383
Amortization of premiums on mortgage-backed securities	1,700	1,795	1,363
Loss on sale of other real estate owned	161	516	115
Gain on sale of land and equipment	—	(12)	—
Gain on sale of investment securities, net	(120)	(2,789)	(1,080)
Origination of loans held for sale	(21,297)	(22,907)	(14,560)
Proceeds from sale of loans held for sale	21,488	22,801	15,758
Gain on sale of loans held for sale	(132)	(189)	(116)
Impairment loss on investment securities	—	—	26
Impairment loss on other real estate owned	313	282	2,640
Loan loss provision/(reversal)	(1,700)	—	3,719
Deferred income benefit	(6,628)	—	—
Stock-based compensation	11	48	86
Increase in cash surrender value of life insurance	(254)	(269)	(283)
Decrease in prepaid FDIC insurance assessment	—	481	913
Net change in:
Accrued interest receivable	87	52	307
Other assets	66	1,384	(36)
Accrued interest payable	(93)	(294)	(685)
Other liabilities	37	(132)	1,251
Net cash provided by operating activities	2,974	6,058	7,659

Investing activities:
Activity in available-for-sale securities:
Sales	9,319	90,440	56,491
Maturities, prepayments and calls	35,172	32,955	21,975
Purchases	(58,292)	(129,509)	(72,929)
Proceeds from sales of other real estate owned	2,535	2,173	4,457
Redemption of restricted stock	12	1,247	1,414
Net decrease in loans	9,264	26,806	34,088
Purchase of premises and equipment	(155)	(104)	(59)
Net cash provided by (used for) investing activities	(2,145)	24,008	45,437

(continued)

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Financing activities:
Net decrease in deposits	$(8,051)	$(20,262)	$(38,215)
Net increase (decrease) in short term borrowings	2,000	(2,516)	2,516
Repayment of notes payable to FHLB	(65,800)	(39,000)	(38,500)
Proceeds from notes payable to FHLB	66,700	35,100	—
Net cash used for financing activities	(5,151)	(26,678)	(74,199)

Net increase (decrease) in cash and cash equivalents	(4,322)	3,388	(21,103)

Cash and cash equivalents, beginning of period	10,251	6,863	27,966

Cash and cash equivalents, end of period	$5,929	$10,251	$6,863

Cash paid for:
Cash paid during the year for:
Interest	$2,899	$4,323	$6,949

Income taxes	$500	$216	$—

Non-cash investing and financing activities:
Real estate acquired in satisfaction of loans	$1,393	$2,998	$4,899

Loans to facilitate sale of other real estate owned	$816	$1,789	$256

Unrealized gains (losses) on available for sale investment securities net of tax	$(5,579)	$(655)	$2,433

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2013, 2012 and 2011

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

Other Than Temporary Impairment — Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost that are other than temporary are reflected as write-downs of the individual securities to fair value. For securities that we do not expect to sell and it is more likely than not that the Company will not be required to sell, the other-than-temporary impairment (“OTTI”) is separated into credit and noncredit components. The credit-related OTTI, represented by the expected loss in principal, is recognized in noninterest income, while the noncredit-related OTTI is recognized in the other comprehensive income (loss). Noncredit-related OTTI results from other factors, including increased liquidity spreads. For securities for which there is an expectation to sell, all impairment is recognized in noninterest income.

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

Comprehensive Income (Loss) — Comprehensive income (loss) reflects the change in equity during the year arising from transactions and events other than investments by and distributions to shareholders. It consists of net income (loss) adjusted for certain other changes in assets and liabilities that are reported as separate components of stockholders’ equity rather than as income or expense. The statement of changes in stockholders’ equity includes the components of comprehensive income (loss). Accumulated other comprehensive income (loss) at December 31, 2013, 2012 and 2011 consisted solely of unrealized gains and losses on investment securities.

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

Restricted Stock — Restricted stock consists of non-marketable equity securities including investments in the stock of the Federal Home Loan Bank (“FHLB”) and Community Bankers Bank. These stocks have no ready market and no quoted market value. Because of the redemption provisions of the restricted stock, the Bank estimates that fair value equals cost for these investments resulting in no impairment at December 31, 2013. Investment in the FHLB is a condition of borrowing from the FHLB. The stock is pledged to collateralize such borrowings. At December 31, 2013 and 2012, the investment in the FHLB stock was $2,592,000 and $2,604,000, respectively. At December 31, 2013 and 2012, the investment in Community Bankers Bank was $45,000. Dividends received on these stocks are included in interest income.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. In 2009 the Company recorded a full valuation allowance on its net deferred tax assets because of its preceding poor earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio. Because of substantial improvement in the Company’s earnings and the quality of the Company’s loan portfolio over the past nine fiscal quarters, the Company does not believe a valuation allowance is now required. The Company is three years cumulatively profitable and has been profitable for the last nine quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect. Accordingly, in 2013 the full valuation allowance was reversed.

Income (Loss) Per Share of Common Stock — Basic and diluted net income (loss) per share of common stock are presented after giving retroactive effect to stock splits and dividends. The assumed conversion of stock options using the treasury stock method creates the difference between basic and diluted net income (loss) per share. Income (loss) per share is calculated by dividing net income (loss) attributed to common shareholders by the weighted average number of common shares outstanding for each period presented. Anti-dilutive options totaling 225,001, 233,894 and 244,696 have been excluded from the net income (loss) per share calculation for the years ended December 31, 2013, 2012 and 2011, respectively.

Off-Balance Sheet Credit Related Financial Instruments — In the ordinary course of business, the Company has entered into commitments to extend credit, including commitments under commercial letters of credit and standby letters of credit. Such financial instruments are recorded when they are funded.

Reclassification — Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation. The reclassifications had no effect on net loss or stockholders’ equity as previously reported.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. ASU No. 2013-11 is effective for interim and annual reporting periods beginning after December 15, 2013. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated statements of income and condition.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated statements of income and condition.

Note 2 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities are as follows:

(Dollars in thousands)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$26,972	$—	$2,520	$24,452
Mortgage-backed securities	79,418	99	2,792	76,725
Municipal securities	43,116	133	2,070	41,179
Collateralized debt obligation	310	286	—	596
	$149,816	$518	$7,382	$142,952

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$29,256	$103	$14	$29,345
Mortgage-backed securities	71,877	891	159	72,609
Municipal securities	33,278	813	148	33,943
Collateralized debt obligation	310	103	—	413
	$134,721	$1,910	$321	$136,310

The amortized cost and estimated fair value of investment securities at December 31, 2013 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are those of government sponsored enterprises.

(Dollars in thousands)	Amortized Cost	Fair Value
Due in 1 year	$250	$251
Over 1 year through 5 years	2,597	2,594
After 5 years through 10 years	14,213	13,745
Over 10 years	53,338	49,637
	70,398	66,227
Mortgage backed securities	79,418	76,725
Total	$149,816	$142,952

Investment securities with an aggregate book value of $68,853,000 and $56,566,000 at December 31, 2013 and 2012, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

The fair value of securities with temporary impairment at December 31, 2013 and 2012 is shown below:

	Impairment		Impairment
(Dollars in thousands)	Less Than Twelve Months		Over Twelve Months
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$20,959	$2,099	$3,493	$421
Mortgage backed securities	57,739	2,166	11,596	626
Municipal securities	27,664	1,666	4,492	404
Total	$106,362	$5,931	$19,581	$1,451

	Impairment		Impairment
	Less Than Twelve Months		Over Twelve Months
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$7,000	$14	$—	$—
Mortgage backed securities	22,514	159	—	—
Municipal securities	8,957	148	—	—
Total	$38,471	$321	$—	$—

Management believes all of the unrealized losses as of December 31, 2013 and 2012 result from temporary changes in market conditions related to interest rates. Eleven U.S. government and other agency obligation securities, thirty-three mortgage-backed securities and fifty-six municipal securities had unrealized losses at December 31, 2013 while at December 31, 2012, three were U.S. government and other agency obligations, eight were mortgage-backed securities and seventeen were municipal securities. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to credit issues of the issuer. The Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

The Company owns a collateralized debt obligation that is collateralized by subordinated debt issued by approximately forty-two commercial banks located throughout the United States. This security was valued considering multiple stress scenarios using current assumptions for underlying collateral defaults, loss severity and prepayments. The present value of the future cash flows was calculated using 10% as a discount rate. The difference in the present value and the carrying value of the security would be OTTI, if any. During the year ended December 31, 2011 the Company recognized OTTI of $26,000 through noninterest income. There was no OTTI in the years ended December 31, 2013 and December 31, 2012. The security is currently carried at an estimated fair value of $597,000 at December 31, 2013. Subsequent to year end, this security was sold for $685,000.

The following table presents more detail on the collateralized debt obligation as of December 31, 2013 with an original par value of $1,087,000. These details are listed separately due to the inherent level of risk for continued OTTI on this security.

			Current				Present Value
(Dollars in thousands)			Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#		Rating	Value	Value	Gain	Cash Flow
Collateralized debt obligation
Trapeza 2003-5A	89412	RAL9	Ca	$310	$597	$287	$597

Gross realized gains, gross realized losses, and sale and call proceeds for available for sale securities for the years ended December 31, 2013, 2012, and 2011 are summarized as follows. These net gains or losses are shown in noninterest income as gain on the sale of investment securities.

	Available for sale
(Dollars in thousands)	2013	2012	2011
Gross realized gains	$120	$2,821	$1,106
Gross realized losses	—	32	26
Net gain on available for sale securities	$120	$2,789	$1,080

Call/Sale proceeds	$24,914	$99,740	$59,443

Changes in accumulated other comprehensive income/(loss) by component for the period ended December 31, 2013 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)	Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$1,049
Other comprehensive income/(loss) before reclassifications	(5,500)
Amounts reclassified from accumulated other comprehensive income/(loss)	(79)
Net current-period other comprehensive loss	(5,579)
Ending balance	$(4,530)

Note 3 — Loans

A summary of loans outstanding by major classification as of December 31, 2013 and December 31, 2012 follows:

(Dollars in thousands)	December 31, 2013	December 31, 2012
Commercial and industrial:
Commercial	$26,842	$29,477
Leases & other	3,174	2,390
Total commercial and industrial:	30,016	31,867

Commercial real estate:
Construction/land	24,286	27,227
Commercial mortgages — owner occupied	30,908	31,154
Other commercial mortgages	49,297	51,948
Total commercial real estate	104,491	110,329

Consumer real estate:
1–4 residential	33,644	32,757
Home equity loans and lines of credit	16,085	18,014
Total consumer real estate	49,729	50,771

Consumer installment:	2,923	3,502
Total loans	187,159	196,469
Allowance for loan losses	(3,260)	(4,429)

Net loans	$183,899	$192,040

The table above includes net deferred loan fees/(costs) that totaled $22,000 and ($39,000) at December 31, 2013 and December 31, 2012, respectively. Loans totaling $76,129,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve.

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

Consumer loans are originated and underwritten based on policies and procedures developed and modified by Bank management. The relatively small loan amounts that are spread across many individual borrowers, helps to minimize risk. Underwriting standards for 1–4 residential and home equity loans include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows as of December 31:

(Dollars in thousands)

	2013	2012
Commercial and industrial:
Commercial	$20	$89
Leases & other	—	—
Commercial real estate:
Construction/land	—	319
Commercial mortgages-owner occupied	283	1,034
Other commercial mortgages	1,411	1,843
Consumer real estate:
1–4 residential	764	312
Home equity loans and lines of credit	74	337
Consumer installment:
Consumer installment	—	—
Total	$2,552	$3,934

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $163,000 in 2013, $131,000 in 2012 and $705,000 in 2011. No interest income was recognized on non-accrual loans in 2013, 2012 or 2011.

An analysis of past due loans, segregated by class of loans, as of December 31, 2013 and 2012 follows:

(Dollars in thousands)
December 31, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$—	$20	$20	$26,822	$26,842	$—
Leases & other	—	—	—	3,174	3,174	—
Commercial real estate:
Construction/land	—	—	—	24,286	24,286	—
Commercial mortgages — owner occupied	103	78	181	30,727	30,908	—
Other commercial mortgages	—	—	—	49,297	49,297	—
Consumer real estate:
1–4 residential	556	675	1,231	32,413	33,644	—
Home equity loans and lines of credit	88	75	163	15,922	16,085	—
Consumer installment:
Consumer installment	42	—	42	2,881	2,923	—

Total	$789	$848	$1,637	$185,522	$187,159	$—

December 31, 2012	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$143	$64	$207	$29,270	$29,477	$—
Leases & other	—	—	—	2,390	2,390	—
Commercial real estate:
Construction/land	—	—	—	27,227	27,227	—
Commercial mortgages — owner occupied	203	47	250	30,904	31,154	—
Other commercial mortgages	137	317	454	51,494	51,948	—
Consumer real estate:
1–4 residential	1,195	117	1,312	31,445	32,757	—
Home equity loans and lines of credit	296	298	594	17,420	18,014	—
Consumer installment:
Consumer installment	44	—	44	3,458	3,502	—

Total	$2,018	$843	$2,861	$193,608	$196,469	$—

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

Impaired loans, segregated by class of loans, for December 2013 and 2012 are summarized as follows:

(Dollars in thousands)

December 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$845	$825	$20	$845	$20
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages — owner occupied	431	283	117	400	56
Other commercial mortgages	2,372	1,720	29	1,749	5
Consumer real estate:
1–4 residential	244	38	206	244	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,992	$2,966	$372	$3,338	$113

December 31, 2012	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$1,215	$1,126	$—	$1,126	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	519	444	75	519	1
Commercial mortgages — owner occupied	2,280	736	873	1,609	66
Other commercial mortgages	2,790	2,136	30	2,166	6
Consumer real estate:
1–4 residential	234	39	195	234	41
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$7,038	$4,481	$1,173	$5,654	$114

As noted above, the Bank had impaired loans with outstanding balances of $3,338,000 and $5,654,000 at December 31, 2013 and December 31, 2012, respectively. Impaired loans with either charge-offs or specific reserves totaled $2,641,000 (gross of charge-off) at December 31, 2013. Of this amount, $654,000 has been charged-off and $113,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $4,426,000 (gross of charge-off) at December 31, 2012. Of this amount, $1,384,000 had been charged-off and $114,000 had been specifically reserved.

Interest income and average recorded investment in impaired loans is summarized as follows:

(Dollars in thousands)	Average Recorded Investment for the year ended 12-31-13	Gross Interest Income for the year ended 12-31-13
Commercial and industrial:
Commercial	$943	$110
Commercial real estate:
Construction/land	243	24
Commercial mortgages owner occupied	1,418	165
Commercial mortgages — other	1,912	155
Consumer real estate:
1–4 residential	259	19
Consumer Installment	—	—
Total	$4,775	$473

	Average Recorded Investment for the year ended 12-31-12	Gross Interest Income for the year ended 12-31-12
Commercial and industrial:
Commercial	$2,626	$59
Commercial real estate:
Construction/land	2,723	86
Commercial mortgages owner occupied	1,562	56
Commercial mortgages — other	2,976	103
Consumer real estate:
1–4 residential	298	14
Consumer Installment	40	3
Total	$10,225	$321

	Average Recorded Investment for the year ended 12-31-11	Gross Interest Income for the year ended 12-31-11
Commercial and industrial:
Commercial	$3,465	$121
Commercial real estate:
Construction/land	5,186	38
Commercial mortgages owner occupied	3,699	66
Commercial mortgages — other	3,308	85
Consumer real estate:
1–4 residential	189	7
Home equity and lines of credit	77	—
Consumer Installment	33	2
Total	$15,957	$319

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

The following table represents risk rating loan totals, segregated by class.

(Dollars in thousands)
December 31, 2013	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,556	$12,239	$6,133	$914	$26,842
Leases & other	3,174	—	—	—	3,174
Commercial real estate:
Construction/land	10,915	7,403	300	5,668	24,286
Commercial mortgages — owner occupied	12,823	15,504	700	1,881	30,908
Other commercial mortgages	10,848	33,069	2,691	2,689	49,297
Consumer real estate:
1–4 residential	23,997	4,805	1,906	2,936	33,644
Home equity loans and lines of credit	14,261	1,150	205	469	16,085
Consumer installment:
Consumer installment	2,667	106	130	20	2,923
Total	$86,241	$74,276	$12,065	$14,577	$187,159

There were no loans with a risk rating of 7 as of December 31, 2013.

December 31, 2012	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$8,559	$10,276	$6,893	$3,749	$29,477
Leases & other	2,390	—	—	—	2,390
Commercial real estate:
Construction/land	8,025	11,454	1,230	6,518	27,227
Commercial mortgages — owner occupied	14,021	12,205	1,886	3,042	31,154
Other commercial mortgages	12,931	28,409	5,730	4,878	51,948
Consumer real estate:
1–4 residential	21,384	6,055	3,090	2,228	32,757
Home equity loans and lines of credit	15,417	1,415	350	832	18,014
Consumer installment:
Consumer installment	3,100	115	210	77	3,502
Total	$85,827	$69,929	$19,389	$21,324	$196,469

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

Loans identified as losses by management, internal or external loan review are charged off.

The change in the allowance for loan losses for the years ended December 31, 2013 and 2012 is summarized as follows:

(Dollars in thousands)	Dec 31, 2012	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Dec 31, 2013
Commercial and industrial:	$665	$(443)	$(141)	$(21)	$107	$167
Commercial real estate:	3,205	423	(1,539)	(22)	601	2,668
Consumer real estate:	516	31	(15)	(182)	49	399
Consumer installment:	43	(11)	(5)	(7)	6	26
Total	$4,429	$—	$(1,700)	$(232)	$763	$3,260

	Dec 31, 2011	Re-Allocation	Provision	Charge-offs	Recoveries	Dec 31, 2012
Commercial and industrial:	$1,906	$(823)	$—	$(655)	$237	$665
Commercial real estate:	4,562	380	—	(1,785)	48	3,205
Consumer real estate:	237	413	—	(142)	8	516
Consumer installment:	42	30	—	(38)	9	43
Total	$6,747	$—	$—	$(2,620)	$302	$4,429

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)
December 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$845	$2,249	$244	$—	$3,338
Loans collectively evaluated for impairment	29,171	102,242	49,485	2,923	183,821
Balance December 31, 2013	$30,016	$104,491	$49,729	$2,923	$187,159

Percentage of loan portfolio	16.0%	55.8%	26.6%	1.6%	100.0%

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$20	$61	$32	$—	$113
Loans collectively evaluated for impairment	147	2,608	367	25	3,147
Balance December 31, 2013	$167	$2,669	$399	$25	$3,260

December 31, 2012	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$1,126	$4,294	$234	$—	$5,654
Loans collectively evaluated for impairment	30,741	106,035	50,537	3,502	190,815
Balance December 31, 2012	$31,867	$110,329	$50,771	$3,502	$196,469

Percentage of loan portfolio	16.2%	56.2%	25.8%	1.8%	100.0%

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$73	$41	$—	$114
Loans collectively evaluated for impairment	665	3,132	475	43	4,315
Balance December 31, 2012	$665	$3,205	$516	$43	$4,429

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,937,000 and $5,254,000 at December 31, 2013 and December 31, 2012, respectively. TDRs on non-accrual were $1,635,000 and $3,160,000 at December 31, 2013 and December 31, 2012, respectively. The decrease in TDRs was a result of principal reductions through payments and valuation adjustments.

There were no loans that were modified into TDRs for the year ended December 31, 2013.

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

The following table presents the successes and failures of the types of modifications made within the previous twelve months as of December 31, 2012. Balances reflected are those immediately after modification.

	Paid in Full		Paying as restructured		Foreclosure/Default		Converted to non-accrual
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount

Extended payment terms
Commercial and industrial	—	$—	4	$85	—	$—	1	$25
Commercial construction	—	—	—	—	—	—	1	74
Consumer 1–4 residential	1	253	—	—	—	—	—	—
Total	1	$253	4	$85	—	$—	2	$99

The following table presents the successes and failures of the types of modifications made within the previous twelve months as of December 31, 2011. A single loan can be included in multiple rows due to more than one concession. Balances reflected are those immediately after modification.

	Paid in Full		Paying as restructured		Foreclosure/Default		Converted to non-accrual
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount	Number	Amount
Below market interest rate
Commercial construction	—	$—	1	$103	—	$—	—	$—
Commercial mortgage — other	—	—	—	—	—	—	2	571
Total	—	$—	1	$103	—	$—	2	$571

Extended payment terms
Commercial and industrial	—	$—	6	$594	1	$43	1	$43
Commercial construction	—	—	2	103	—	—	1	456
Commercial mortgage owner occupied	—	—	5	1,168	1	778	3	2,345
Commercial mortgage — other	—	—	7	1,165	—	—	2	571
Consumer 1–4 residential	—	—	4	261	—	—	—	—
Consumer Installment	—	—	2	98	—	—	—	—
Total	—	$—	26	$3,389	2	$821	7	$3,415

Other
Commercial and industrial	—	$—	2	$140	1	$250	1	$250
Commercial construction	—	—	1	103	—	—	1	456
Commercial mortgage owner occupied	—	—	4	1,848	1	779	1	779
Commercial mortgage other	—	—	3	719	—	—	2	570
Total	—	$—	10	$2,810	2	$1,029	5	$2,055

Note 4 — Premises and Equipment

Premises and equipment at December 31 are summarized as follows:

(Dollars in thousands)

	2013	2012
Land	$900	$900
Buildings and improvements	5,065	5,065
Equipment	1,766	1,726
Furniture and fixtures	846	846
Electronic data processing equipment	3,931	3,816
	12,508	12,353
Less accumulated depreciation	(8,064)	(7,690)
	$4,444	$4,663

Depreciation expense was $374,000, $382,000 and $383,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 5 — Other Assets

Other assets at December 31 consist of the following:

(Dollars in thousands)

	2013	2012
Prepaid expenses	$245	$275
Other	470	506
	$715	$781

Note 6 — Time Deposits

At December 31, 2013 and 2012, time deposits of $100,000 or more totaled $47,732,000 and $47,822,000, respectively. The Bank had no brokered deposits at December 31, 2013 or at December 31, 2012.

Contractual maturities of time deposits at December 31, 2013 are summarized as follows:

(Dollars in thousands)

12 months or less	$63,561
1–3 years	25,188
>3 years	497
$89,246

Note 7 — Short Term Borrowings

The outstanding balances and related information for short term borrowings are summarized as follows:

(Dollars in thousands)

	/--------------- Federal Funds ----------------/			/---------- Federal Home Loan Bank----------/
	Purchased			Overnight Borrowings
	2013	2012	2011	2013	2012	2011
Outstanding balance at December 31	$—	$—	$2,516	$2,000	$—	$—
Weighted average rate	0.00%	0.00%	1.00%	0.36%	0.00%	0.00%
Maximum month-end outstanding	$27	$—	$2,516	$2,000	$—	$—
Approximate average amounts outstanding	$47	$52	$29	$5	$—	$—
Weighted average rate for the year	0.75%	1.09%	1.00%	0.36%	0.00%	0.00%

Federal funds purchased generally mature within one to thirty days from the transaction date.

Note 8 — Long Term Borrowings

At December 31, 2013, long term borrowings consisted of fixed and variable rate FHLB advances, repurchase agreements and trust preferred debt. The outstanding balances and related information for the FHLB advances and the repurchase agreements are summarized as follows:

(Dollars in thousands)

	FHLB Long Term Advances		Repurchase Agreements
	2013	2012	2013	2012
Outstanding balance	$46,000	$45,100	$15,000	$15,000
Stated interest rate or range	0.17%–4.16%	0.21%–4.16%	3.60%	3.60%

The Bank has pledged as collateral FHLB stock and certain investment securities and has entered into a blanket collateral agreement whereby qualifying mortgages, free of other encumbrances and at various discounted values as determined by the FHLB, will be maintained.

The contractual maturities of the long term FHLB advances at December 31, 2013, are as follows:

(Dollars in thousands)

2014	$19,500
2015	17,000
2016	6,000
2017	3,500
Thereafter	—
$46,000

The Company has previously entered into an agreement under which it sells U.S. Agency pass thru securities or better, subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, this repurchase agreement is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreement remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default. The Company had $15,000,000 in a repurchase agreement as of December 31, 2013 and December 31, 2012.

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

Both junior subordinated debentures allow deferral of interest payments for up to five years. As a condition of deferring the interest payments, the Company is prohibited from paying dividends on its common stock or the Company’s preferred stock. Due to the financial condition of the Company, quarterly interest payments related to these debentures were deferred starting with the January 2011 payments. As of December 31, 2013, the Company had accrued and owed a total of $885,000 of interest payments on the two junior subordinated debentures.

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

Note 9 — Unused Lines of Credit

As of December 31, 2013, the Bank had unused short-term lines of credit to purchase federal funds from correspondent banks totaling $16,000,000.

The Bank has the ability to borrow an additional $43,020,000 from the FHLB and $14,281,000 from the Federal Reserve. The FHLB borrowings are available by pledging collateral and purchasing additional stock in the FHLB. The line of credit with the Federal Reserve is collateralized by the Bank’s commercial and consumer loan portfolios.

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

A summary of commitments at December 31, 2013 and 2012 is as follows:

(Dollars in thousands)

	2013	2012

Commitments to extend credit	$29,814	$29,191
Standby letters of credit	1,510	1,940
	$31,324	$31,131

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies as specified above and is required in instances that management deems necessary. Newly issued or modified guarantees are to be recorded on the Company’s balance sheet at fair value at inception. As of December 31, 2013 and 2012, the Company has not recorded any liability related to these guarantees.

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

Litigation — The Company is a party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims will not be material to the Company’s financial position.

Note 11 — Benefit Plans

Defined Contribution Plan — The Bank has a 401(k) Profit Sharing Plan for the benefit of employees. Subject to annual approval by our Board of Directors, employee contributions of up to 5% of compensation are matched in accordance with plan guidelines. Matching contributions of $129,000 were charged to expense during 2013. The Bank did not match any contributions in 2012 or 2011.

Stock Option Plan - The Company has adopted ASC 718 using the modified prospective application method as permitted. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Effective April 27, 2006, the Directors’ Incentive Stock Option Plan (the “Directors’ Incentive Plan”) was terminated. Outstanding options to purchase shares of our common stock issued under the former Directors’ Incentive Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At December 31, 2013, there were options to purchase 22,500 shares of our common stock outstanding that had been issued, but not yet exercised under the terminated Directors’ Incentive Plan.

Effective April 28, 2005, the Greer State Bank Employee Incentive Stock Option Plan (the “Plan”) was terminated. Outstanding options to purchase shares of our common stock issued under the former Plan will be honored in accordance with the terms and conditions in effect at the time they were granted, except that they are not subject to reissuance. At

December 31, 2013, there were no more options to purchase shares of our common stock outstanding that had been issued, but not yet exercised, under the terminated Plan.

Effective April 28, 2005, the Company adopted the 2005 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the granting of statutory incentive stock options within the meaning of Section 422 of the Internal Revenue Code as well as non-statutory stock options. The Incentive Plan authorized the initial issuance of options and stock awards to acquire up to 250,000 shares of common stock of the Company. The Incentive Plan provides that beginning with the annual meeting of the shareholders in 2006 and continuing for the next eight annual meetings, the aggregate number of shares of common stock that can be issued under the Incentive Plan will automatically be increased by a number of shares equal to the least of (1) 2% of the diluted shares outstanding, (2) 20,000 shares or (3) a lesser number of shares determined by the Compensation Committee of our Board. “Diluted shares outstanding” means the sum of (a) the number of shares of common stock outstanding on the date of the applicable annual meeting of shareholders, (b) the number of shares of common stock issuable on such date assuming all outstanding shares of preferred stock and convertible notes are then converted, and (c) the additional number of shares of common stock that would be outstanding as a result of any outstanding options or warrants during the fiscal year of such meeting using the treasury stock method. In each of 2013 and 2012, the number of available stock awards under this plan increased by 20,000 per year. Under the Incentive Plan, awards may be granted for a term of up to ten years from the effective date of grant. Our Compensation Committee has the discretion as to the exercise date of any awards granted. The per-share exercise price of incentive stock options may not be less than the fair value of a share of common stock on the date the option is granted. The per-share exercise price of nonqualified stock options may not be less than 85% of the fair value of a share on the effective date of grant. Any options that expire unexercised or are canceled become available for reissuance. No awards may be granted more than ten years after the date the Incentive Plan was approved by our Board of Directors, which was September 24, 2004. At December 31, 2013, the Company had 208,750 shares available for grant under the Incentive Plan. Vesting under the Incentive Plan is discretionary based upon a determination by our Compensation Committee.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The risk-free interest rate is based on the U.S. Treasury rate for the expected life at the time of grant. Volatility is based on the average long-term implied volatilities of the Company using historical volatility as a guide. The expected life is based on previous option exercise experience. No options to purchase shares of our common stock under the Incentive Plan were granted to employees in 2013 or 2012. The weighted-average grant-date fair value of options to purchase shares of our common stock granted during the year ended December 31, 2011 was $1.80.

A summary of option activity under the stock option plans discussed above for the three years ended December 31, 2013 is presented below:

	Options	Options	Exercise Price	Weighted Average
	Available	Outstanding	Range	Exercise Price
Balance at December 31, 2010	69,300	326,121	5.05-28.00	17.56

Granted	(1,000)	1,000	2.50	2.50
Authorized	20,000	—	—	—
Forfeited	78,200	(78,200)	5.05-27.50	16.03
Expired	—	(7,725)	16.72-18.67	17.10
Balance at December 31, 2011	166,500	241,196	$2.50-27.50	$18.01

Granted	—	—	—	—
Authorized	20,000	—	—	—
Forfeited	2,250	(2,250)	2.50-21.75	12.39
Expired	—	(9,552)	17.56-18.67	17.77
Balance at December 31, 2012	188,750	229,394	$5.05-27.50	$18.08

Granted	—	—	—	—
Authorized	20,000	—	—	—
Forfeited	—	—	—	—
Expired	—	(10,349)	18.67	18.67
Balance at December 31, 2013	208,750	219,045	$5.05-27.50	$18.05

There were 217,845 options exercisable at December 31, 2013 at an average weighted exercise price of $18.12.

The following table sets forth information pertaining to the Company’s exercisable options and options expected to vest:

December 31, 2013
Aggregate intrinsic value of outstanding options	$—
Aggregate intrinsic value of exercisable options	$—
Weighted average remaining life of all options	2.95

No options to purchase shares of our common stock were exercised in 2013, 2012, or 2011.

As of December 31, 2013, there was $4,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 0.88 years. The current total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $11,000, $48,000 and $86,000, respectively.

Non-Qualified Plans — The Company has established certain non-qualified benefit plans for certain key executive officers and directors. The benefits under the plans are computed and payable under certain terms as specified in each agreement. The estimated present value of future benefits to be paid is being accrued over the period from the effective date of each agreement until the initial payments are made at the normal retirement dates. Compensation expense related to these plans was $203,000, $85,000 and $69,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The total liability under these plans was $1,267,000 and $1,163,000 at December 31, 2013 and 2012, respectively and is included in other liabilities in the accompanying consolidated balance sheets.

The Bank has purchased and is the owner and beneficiary of certain life insurance policies that will be used to finance the benefits under these agreements. Income earned on the life insurance policies, which is exempt from federal and state income tax, of $304,000, $317,000 and $327,000 for the years ended December 31, 2013, 2012 and 2011, respectively, is included in other income.

Note 12 — Income Taxes

The components of the provision for income taxes are as follows:

(Dollars in thousands)

	2013	2012	2011
Current income tax expense (benefit):
State	$413	$216	$—
Federal	80	—	—
	493	216	—
Deferred federal income tax expense (benefit)	1,397	(1,409)	(1,290)
Increase (decrease) in valuation allowance	(5,691)	1,409	1,290

Provision (benefit) for income taxes	$(3,801)	$216	$—

The provision for income taxes differs from the amount of income tax computed at the federal statutory rate due to the following:

(Dollars in thousands)

	2013		2012		2011
	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax	Amount	Percent of Income Before Tax

Income (loss) before income taxes	$5,160		$5,125		$(2,142)

Tax (benefit) at statutory rate	$1,755	34.0%	$1,742	34.0%	$(729)	(34.0)%
Tax effect of:
State income taxes net of federal benefit	273	5.3	143	2.8	—	—
Federally tax exempt interest income	(132)	(2.6)	(204)	(4.0)	(414)	(19.3)
Valuation allowance	(5,691)	(110.3)	(1,409)	(27.5)	1,290	60.2
Other-net	(6)	(0.1)	(56)	(1.1)	(147)	(6.9)

Income tax provision (benefit)	$(3,801)	73.7%	$216	4.2%	$—	—%

Deferred tax assets consist of the following:

(Dollars in thousands)

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$363	$673
Other than temporary impairment	250	365
Deferred compensation	955	884
Net operating loss carryforward	2,370	3,472
Investment securities	2,334	—
Other real estate owned	228	419
Alternative minimum tax credit carryforward	169	117
Other	209	74
Total deferred tax assets	6,878	6,004
Less valuation allowance	0	(5,691)
	6,878	313
Deferred tax liabilities:
Depreciation	187	229
Prepaid expenses	63	84
Investment securities	—	540
	250	853
Net deferred tax asset (liability)	$6,628	$(540)

Net operating loss carryforwards are for federal income tax purposes and expire 2029 through 2031. The Company has no reserve for uncertain tax positions as of December 31, 2013 and 2012. The Company’s federal and state income tax returns are open and subject to examination for the 2010 tax return year and forward.

The need for a valuation allowance is considered when it is determined more likely than not that a deferred tax asset will not be realized. In making this determination, management considers all available evidence, including the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. Primarily as the result of recent earnings history and the inability to reasonably predict future taxable income caused by the volatility in the loan portfolio, the Company recorded a valuation allowance in 2010 on the net deferred tax assets outstanding exclusive of the investment securities. However, because of substantial improvement in the Company’s earnings, projections of future taxable income exclusive of reversing temporary differences and carryforwards, and the quality of the Company’s loan portfolio over the past nine fiscal quarters, the Company does not believe a valuation allowance is now required.

Note 13 — Other Noninterest Income

Other noninterest income for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

(Dollars in thousands)

	2013	2012	2011
Earnings on life insurance policies	$304	$317	$327
Card service income	572	582	583
Investment services	708	586	815
Mortgage loan sales income	285	315	213
Other fees	104	131	151
	$1,973	$1,931	$2,089

Note 14 — Other Noninterest Expenses

Other noninterest expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

(Dollars in thousands)

	2013	2012	2011
Credit card expense	$284	$258	$226
Software license and maintenance expense	316	298	291
Internet banking expense	193	197	161
Director expense	318	149	160
Other expense	798	795	766
	$1,909	$1,697	$1,604

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

Aggregate loan transactions with these related parties are as follows:

(Dollars in thousands)

	2013	2012
Balance, beginning	$1,707	$1,965
Advances	195	487
Repayments	(296)	(307)
Other	58	(438)
Balance, ending	$1,664	$1,707

Other includes closed or reduced lines of credit and changes in available unused lines of credit.

Included in the balances outstanding are directors and executive officers’ available unused lines of credit totaling $293,000 and $235,000 at December 31, 2013 and December 31, 2012, respectively.

Directors, executive officers and their immediate families had deposits with the Bank in the amount of $4,841,000 and $4,352,000 as of December 31, 2013 and December 31, 2012, respectively.

The Company has an unfunded Deferred Compensation Plan which allows directors to annually defer directors’ fees, which are then eligible for various future payment plans as chosen by the director. The Deferred Compensation Plan, which was revised effective January 1, 2007, provides for a two-tiered deferred compensation system as follows:

		Maximum		Interest Rate	Interest Rate
	Tier Level	Deferral Amount	Interest Rate	Floor	Ceiling

(1) (2)	One	$9,000	80% ROAE	5%	10%
(2)	Two	>$9,000	Prime – 3%	None	None

__________

(1)

ROAE represents return on average equity of the Company for the previous year.

(2)

Upon attaining age 65, a director may no longer defer any fees. Fees previously deferred will continue to earn interest after age 65 as provided for by the respective tiers.

All fees deferred prior to January 1, 2007 are treated as Tier 1. Net deferrals, including interest, under the Deferred Compensation Plan during 2013, 2012 and 2011, totaled $163,000, $77,000 and $89,000, respectively. The balance of total deferred director fees included in other liabilities was $1,443,000 and $1,396,000 at December 31, 2013 and 2012, respectively.

Note 16 — Regulatory Matters

Dividends — The Bank’s ability to pay cash dividends to the holding company is restricted by state banking regulations to the amount of the Bank’s retained earnings and statutory capital and other regulatory requirements, including the Memorandum of Understanding (“FDIC MOU”). The holding company’s ability to pay cash dividends is restricted by federal banking regulations to the amount of the holding company’s statutory capital and other regulatory requirements, including the Federal Reserve Board Memorandum of Understanding (“FRB MOU”) described below.

Capital Requirements — The holding company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require maintaining minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank exceeded minimum regulatory capital and FDIC MOU requirements at December 31, 2013. The Bank exceeded minimum regulatory capital requirements and Consent Order requirements at December 31, 2012.

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

On March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the FDIC MOU, which became effective on January 31, 2013. The FDIC MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The FDIC MOU is a step down in corrective action requirements as compared to the Consent Order. The FDIC MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. The minimum capital ratios established by the FDIC in the FDIC MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks. However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels. As of December 31, 2013, the Bank’s Tier One Capital Ratio was 10.78% and Total Risk Based Capital Ratio was 17.61%, thus exceeding the levels required by the FDIC MOU. In addition, the Bank was in compliance with all of the FDIC MOU requirements.

On July 7, 2011, the Company entered into the Written Agreement with the Federal Reserve Board (“FRB”). The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated and replaced with the FDIC MOU) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

As of May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, was fully approved and executed as of May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of December 31, 2013 the Company was in compliance with all of the FRB MOU requirements.

The actual capital amounts and ratios and minimum regulatory amounts (in thousands) and ratios are as follows:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the Requirements of the Consent Order in effect on 12-31-12 and the FDIC MOU in effect on 12-31-13
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$41,446	17.61%	$18,831	8.0%	$23,539	10.0%
Tier 1 capital (to risk-weighted assets)	$38,500	16.36%	$9,416	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$38,500	10.78%	$14,418	4.0%	$28,837	8.0%

As of December 31, 2012
Total risk-based capital (to risk-weighted assets)	$35,684	15.14%	$18,853	8.0%	$23,567	10.0%
Tier 1 capital (to risk-weighted assets)	$32,723	13.89%	$9,427	4.0%	N/A	N/A
Tier 1 capital (to average assets)	$32,723	9.08%	$14,412	4.0%	$28,824	8.0%

The holding company is also subject to certain capital requirements. At December 31, 2013 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 15.72%, 10.28% and 17.66%, respectively. At December 31, 2012 the Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk based capital ratio were 12.76%, 8.36% and 15.29%, respectively.

Given its strategy of seeking to improve the Company’s and Bank’s capital positions, as well as complying with the capital requirements and restrictions contained in the FDIC MOU, the Company has no plans to pay dividends or engage in any of the other restricted capital and financing activities described above. The Boards and management of the Company and the Bank have proactively taken steps to comply with the requirements of the FDIC MOU. The Company and the Bank believe that these steps will help the Company and the Bank address the concerns underlying the FDIC MOU and the FRB MOU.

Management does not believe that the FRB MOU will have a significant impact on the Bank’s lending and deposit operations, which will continue to be conducted in the usual and customary manner.

Note 17 — Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accounting principles generally accepted in the United States of America (“GAAP”) also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes collateralized debt obligations, impaired loans and OREO.

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

Impaired Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with GAAP. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At both December 31, 2013 and December 31, 2012, substantially all of the total impaired loans were evaluated based on either the fair value of the collateral or its liquidation value. In accordance with GAAP, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets measured at fair value:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Available for sale securities:
US governmental and other agency obligations	$24,452	$—	$24,452	$—
Mortgage-backed securities	76,725	—	76,725	—
Municipal securities	41,179	—	41,179	—
Collateralized debt obligation	596	—	—	596
Total available for sale securities	$142,952	$—	$142,356	$596

December 31, 2012
Available for sale securities:
US governmental and other agency obligations	$29,345	$—	$29,345	$—
Mortgage-backed securities	72,609	—	72,609	—
Municipal securities	33,943	—	33,943	—
Collateralized debt obligation	413	—	—	413
Total available for sale securities	$136,310	$—	$135,897	$413

There were no liabilities measured at fair value on a recurring basis as of December 31, 2013 or December 31, 2012.

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

A reconciliation of the beginning and ending balances of Level 3 assets recorded at fair value on a recurring basis for the years ended December 31, 2013 and 2012 are as follows:

(Dollars in thousands)

	2013	2012
Beginning fair value	$413	$310
Total unrealized gain included in other comprehensive income/(loss)	183	103
Impairment charges during the year	—	—
Transfers in and/or out of level 3	—	—
Ending fair value	$596	$413

There were no Level 3 liabilities recorded at fair value on a recurring basis for the years ended December 31, 2013 or December 31, 2012.

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

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans	$1,875	$—	$—	$1,875
OREO	2,275	—	—	2,275

		Fair Value Measurements at Reporting Date Using
Description	12/31/12	Level 1	Level 2	Level 3
Impaired loans	$2,928	$—	$—	$2,928
OREO	4,707	—	—	4,707

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

(Dollars in thousands)

	December 31, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,929	$5,929	$—	$—
Investment securities	142,952	—	142,356	596
Loans — net	183,899	—	178,049	1,875
Loans held for sale	236	—	236	—
Restricted stock	2,637	—	2,637	—
Accrued interest receivable	1,383	—	1,383	—
Bank owned life insurance	7,797	—	7,797	—

Financial liabilities
Deposits	$253,388	$—	$253,630	$—
Fed Funds purchased	2,000	—	2,000	—
Repurchase agreements	15,000	—	16,377	—
Notes payable to FHLB	48,000	—	49,125	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	1,161	—	1,161	—

	December 31, 2012	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$10,251	$10,251	$—	$—
Investment securities	136,310	—	135,897	413
Loans — net	192,040	—	183,558	2,928
Loans held for sale	295	—	295	—
Restricted stock	2,649	—	2,649	—
Accrued interest receivable	1,470	—	1,470	—
Bank owned life insurance	7,543	—	7,543	—

Financial liabilities
Deposits	$261,439	$—	$261,635	$—
Repurchase agreements	15,000	—	17,040	—
Notes payable to FHLB	45,100	—	46,918	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	979	—	979	—

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

The terms of the Series WP Preferred Stock are substantially identical to those of the Series SP Preferred Stock. Differences include the payment under the Series WP Preferred Stock of cumulative dividends at a rate of 9% per year. In addition, such stock may not be redeemed while shares of the Series SP Preferred Stock are outstanding.

No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Also, benefit plans and certain employment arrangements were modified to comply with the issuance of the cumulative perpetual preferred stock as required by the U.S. Treasury.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the cumulative perpetual preferred stock issued as part of the Troubled Assets Relief Program (“TARP”), beginning with the February 15, 2011 dividend. The Company’s failure to pay a total of six such dividends, whether or not consecutive, gives the U.S. Treasury Department the right to elect two directors to the Company’s Board of Directors. That right would continue until the Company pays all due but unpaid dividends. As of December 31, 2013, the Company has failed to pay twelve such dividends. As a result, the U.S. Treasury Department has the right to elect two of the Company’s directors; however, the U.S. Treasury Department has not acted upon their right to elect two directors. As of December 31, 2013, there is $1,772,000 in non-declared TARP dividends and the related interest as well as $68,000 in declared but not paid TARP dividends. The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond.

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties. The U.S. Treasury has indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool. By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury was considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S. Treasury has also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid. TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid at that time. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but subsequently withdrew its bid. If the Company’s TARP preferred stock is sold by the U.S. Treasury to a third party investor, the Company’s understanding is that a purchaser of the Company’s TARP preferred stock would assume the right, which the U.S. Treasury currently possesses, to elect two directors to the Company’s board of directors until the Company pays all due but unpaid quarterly dividends on the TARP preferred stock. The Company is continuing to explore options for eliminating some or all of the TARP Preferred, including but not limited to options for raising capital to finance the purchase and retirement of the TARP Preferred.

Note 19 — Condensed Parent Company Financial Information

The following condensed financial information for Greer Bancshares Incorporated (holding company only) should be read in conjunction with the consolidated financial statements and the notes thereto.

(Dollars in thousands)

	December 31
	2013	2012
Condensed Balance Sheets

Assets:
Cash and cash equivalents	$261	$201
Investment in Trusts	341	341
Equity in net assets of Bank subsidiary	37,382	33,772
Taxes receivable	8	8
Premises and equipment, net of depreciation	635	635
Total assets	$38,627	$34,957

Liabilities and stockholders’ equity:
Liabilities:
Junior subordinated debentures	$11,341	$11,341
Interest payable	885	608
Other liabilities	68	68
Total liabilities	12,294	12,017

Stockholders’ equity	26,333	22,940
Total liabilities and stockholders’ equity	$38,627	$34,957

	Years Ended December 31,
Condensed Statements of Income (Loss)	2013	2012	2011

Income:
Lease income from Bank subsidiary	$60	$60	$60
Total income	60	60	60

Expenses:
Interest on long-term borrowings	277	296	263
Noninterest expense	—	—	48
Total expenses	277	296	311

Loss before taxes and equity earnings	(217)	(236)	(251)

Equity in undistributed income (loss) of Bank subsidiary	9,178	5,145	(1,891)
Net income (loss)	8,961	4,909	(2,142)

Preferred stock dividends and net discount accretion	(752)	(723)	(652)

Net income (loss) attributed to common shareholders	$8,209	$4,186	$(2,794)

(Dollars in thousands)

	Years Ended December 31,
Condensed Statements of Cash Flows	2013	2012	2011

Operating activities:
Net income (loss)	$8,961	$4,909	$(2,142)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Undistributed equity (increase) loss of Bank subsidiary	(9,178)	(5,145)	1,891
Change in operating assets and liabilities	277	296	262
Net cash provided by operating activities	60	60	11

Investing activities:
Net cash provided by investing activities	—	—	—

Financing activities:
Net cash used for financing activities	—	—	—

Net increase in cash and cash equivalents	60	60	11

Cash and cash equivalents beginning of year	201	141	130

Cash and cash equivalents at end of year	$261	$201	$141

Change in other comprehensive income (loss)	$(5,579)	$(655)	$2,433

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

As of December 31, 2013, an evaluation of the effectiveness of disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of December 31, 2013.

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

Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the original 1992 framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commissions (“COSO”) as of December 31, 2013.

Based on our assessment, we believe that as of December 31, 2013, our internal control over financial reporting was effective based on criteria set forth by COSO in the original 1992 “Internal Control-Integrated Framework.”

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, under “Election of Directors,” “Governance of the Company,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” is incorporated herein by reference.

A Code of Ethics has been adopted that applies to the Company’s Directors and Senior Officers (including the principal executive officer and the principal financial officer) in accordance with the Sarbanes-Oxley Corporate Responsibility Act of 2002. The Code of Ethics is available without charge to anyone upon written request. Shareholders should contact the Company’s Chief Financial Officer at the Company offices to obtain a copy. Our Code of Ethics is also included as Exhibit 14 to this report.

Item 11. Executive Compensation

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, under “Compensation of Directors” and “Executive Compensation,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In response to this Item, the information contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, under “Security Ownership of Certain Beneficial Owners and Management,” is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth equity compensation plan information at December 31, 2013. The descriptions of the Company’s equity compensation plans contained in Note 11 to the financial statements included in Item 8 above is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))[1]

Equity Compensation Plans approved by security holders	219,045	$18.05	208,750

Equity Compensation Plans not approved by security holders	-	-	-

Total	219,045	$18.05	208,750

_____________________

 (1)Represents shares available for issuance under our 2005 Equity Incentive Plan, which was approved by our Board of Directors on September 23, 2004 and by our shareholders at our April 2005 Annual Meeting. These shares can be issued as restricted shares or as shares receivable upon exercise of options granted under the 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan has an “evergreen share reserve increase” feature, whereby the number of shares issuable under the 2005 Equity Incentive Plan is automatically increased every year for 9 years upon each Annual Meeting of shareholders. The increase is equal to the least of (1) two percent of the Diluted Shares Outstanding, (2) 20,000 shares, or (3) such lesser numbers of shares as determined by the Company’s Board of Directors. “Diluted Shares Outstanding” means (1) the number of shares of common stock outstanding on such calculation date, plus (2) the number of shares of common stock issuable assuming the conversion of all outstanding preferred stock and convertible notes, plus (3) the additional number of dilutive common stock equivalent shares outstanding as a result of any options or warrants outstanding during the fiscal year, calculated using the Treasury stock method.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In response to this Item, the information contained under “Governance of the Company,” and “Certain Relationships and Related Transactions,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

In response to this Item, the information contained under “Audit Information,” in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2014, is incorporated herein by reference (except for the information set forth under “Report of the Audit Committee of the Board of Directors”).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements filed as part of this report:

The following report of independent auditors and consolidated financial statements of the Company and its subsidiaries are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm — Elliott Davis, LLC
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Income/Loss — Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity — Years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

GREER BANCSHARES INCORPORATED

Date: March 18, 2014	By:	s/s J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Executive Vice President and Chief Financial Officer

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Richard Medlock, Jr., his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/s Walter M. Burch	Date: March 18, 2014
Walter M. Burch, Chairman

s/s Mark S. Ashmore	Date: March 18, 2014
Mark S. Ashmore, Director

s/s Gary M. Griffin	Date: March 18, 2014
Gary M. Griffin, Director

s/s R. Dennis Hennett	Date: March 18, 2014
R. Dennis Hennett, Director

s/s Harold K. James	Date: March 18, 2014
Harold K. James, Director

s/s Paul D. Lister	Date: March 18, 2014
Paul D. Lister, Director

s/s Theron C. Smith, III	Date: March 18, 2014
Theron C. Smith III, Director

s/s Linda S. Hannon	Date: March 18, 2014
Linda S. Hannon, Director

s/s Jeffery M Howell	Date: March 18, 2014
Jeffery M. Howell, Director

s/s C. Don Wall	Date: March 18, 2014
C. Don Wall, Director

s/s George W. Burdette	Date: March 18, 2014
George W. Burdette, Director
(President and Chief Executive Officer)

s/s J. Richard Medlock, Jr.	Date: March 18, 2014
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

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K filed on September 4, 2008 (File No. 000-33021).

4.1	Form of Certificate of Common Stock, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 10-12G filed April 30, 2002 (File No.000-33021).

4.2	Articles of Incorporation of the Company and Articles of Amendment of the Company (included as Exhibits 3.1 and 3.2, respectively).

4.3	Bylaws (included as Exhibit 3.3).

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

10.15(1)

Amended and Restated Trust Agreement among Greer Bancshares Incorporated, as Depositor, Deutsche Bank Trust Company Americas, as Property Trustee, Deutsche Bank Trust Company Delaware, as Delaware Trustee, and the Administrative Trustees named therein, dated October 12, 2004.

10.16(1)

Guarantee Agreement between Greer Bancshares Incorporated, as Guarantor, and Deutsche Bank Trust Company Americas, as Guarantee Trustee, for the benefit of Holders of the Preferred Securities of Greer Capital Trust I, dated October 12, 2004.

10.17(1)	Junior Subordinated Indenture between Greer Bancshares Incorporated and Deutsche Bank Trust Company Americas, as Trustee, dated October 12, 2004.

10.18(1)	Placement Agreement among Greer Bancshares Incorporated, Greer Capital Trust I and Suntrust Capital Markets, Inc., dated October 12, 2004.

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

10.23*

Form of Senior Executive Officer Waiver to the United States Department of the Treasury from Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.24*

Form of Amendment to Compensation Agreements for Senior Executive Officers of Greer Bancshares Incorporated between the Company and Kenneth M. Harper, J. Richard Medlock and Victor K. Grout, respectively, incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed February 3, 2009.

10.25

Letter agreement, including securities purchase agreement, dated January 30, 2009, between the Company and the United States Department of the Treasury, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed February 19, 2009.

10.26

Memorandum of Understanding, dated January 31, 2013, by and among Greer State Bank, the Federal Deposit Insurance Corporation and the South Carolina Board of Financial Institutions, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2013 and filed March 26, 2013.

10.27

Memorandum of Understanding, dated May 29, 2013, by and between Greer Bancshares Incorporated and the Federal Reserve Bank of Richmond, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2013 and filed July 16, 2013.

14	Director and Executive Officer Code of Ethics, as amended April 26, 2007, incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K filed March 28, 2008.

21(1)	Subsidiaries of the Company.

22(1)	Consent of Dixon Hughes Goodman LLP

23(1)	Consent of Elliott Davis LLC

24(1)	Power of Attorney (contained on the signature page hereof).

31.1 (1)	Certification pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(1)	Certification pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

99.1(1)	Certification pursuant to Section111(b)(4)of the Emergency Economic Stabilization Act of 2008.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________

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