Form 10-Q
period 2014-03-31
GREER BANCSHARES INC
filed 2014-05-14
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2014
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

Assets	March 31, 2014	December 31, 2013*

Cash and due from banks	$5,286	$5,203
Interest bearing deposits in banks	6,397	368
Federal funds sold	875	358
Cash and cash equivalents	12,558	5,929
Investment securities:
Available for sale	144,054	142,952
Loans, net of allowance for loan losses of $2,942 and $3,260, respectively	181,248	183,899
Loans held for sale	—	236
Premises and equipment, net	4,418	4,444
Accrued interest receivable	1,435	1,383
Restricted stock	2,246	2,637
Deferred tax asset	5,145	6,628
Other real estate owned	2,239	2,275
Bank owned Life Insurance	7,858	7,797
Other assets	1,227	715

Total Assets	$362,428	$358,895

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$40,342	$38,631
Interest bearing	225,983	214,757
Total deposits	266,325	253,388
Short term borrowings	—	2,000
Long term borrowings	68,091	72,341
Other liabilities	3,870	4,833

Total Liabilities	338,286	332,562

Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 6,843 and 9,993 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	6,843	9,980
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at March 31, 2014 and December 31, 2013	500	502

Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at March 31, 2014 and December 31, 2013	12,433	12,433
Additional paid in capital	3,780	3,779
Retained earnings	3,551	4,169
Accumulated other comprehensive income/(loss)	(2,965)	(4,530)

Total Stockholders’ Equity	24,142	26,333

Total Liabilities and Stockholders’ Equity	$362,428	$358,895

*This information is derived from Audited Consolidated Financial Statements.
The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	3/31/14	3/31/13
Interest Income:
Loans	$2,263	$2,549
Investment securities:
Taxable	846	641
Exempt from federal income tax	112	79
Federal funds sold	1	1
Other	1	3
Total interest income	3,223	3,273

Interest Expense:
Interest on deposit accounts	215	319
Interest on long term borrowings	431	424
Total interest expense	646	743
Net interest income	2,577	2,530
Provision/(reversal) for loan losses	(700)	—
Net interest income after provision for loan losses	3,277	2,530

Non-interest income:
Customer service fees	144	160
Gain on sale of investment securities	579	120
Other noninterest income	346	446
Total noninterest income	1,069	726

Non-interest expenses:
Salaries and employee benefits	1,320	1,299
Occupancy and equipment	186	162
Postage and supplies	47	44
Professional fees	68	72
FDIC deposit insurance assessments	117	133
Other real estate owned and foreclosure	58	233
Other	497	442
Total noninterest expenses	2,293	2,385
Income before income taxes	2,053	871

Provision for income taxes:	693	46
Net income	1,360	825

Preferred stock dividends and net discount accretion	(207)	(184)

Net income available to common shareholders	$$1,153	$641

Basic net income per share of common stock	$$0.46	$0.26

Diluted net income per share of common stock	$$0.46	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	3/31/14	3/31/13
Net income	$1,360	$825

Other comprehensive income, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $1,003 and $(101), respectively for the three month periods ended March 31, 2014 and March 31, 2013.	1,947	(196)
Less reclassification adjustments for gains included in net income, net of tax expense of $197 and $40, respectively for the three month periods ended March 31, 2014 and March 31, 2013.	(382)	(80)
Other comprehensive income/(loss)	1,565	(276)

Comprehensive income	$2,925	$549

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Changes in Stockholders’ Equity

for the Three Months Ended March 31, 2014 and March 31, 2013

(Unaudited)

(Dollars in thousands)

						Accumulated
	Preferred stock			Additional	Retained	Other	Total
	Series	Series	Common	Paid	Earnings/	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	(Deficit)	Income/(Loss)	Equity
Balances at December 31, 2013	$9,980	$502	$12,433	$3,779	$4,169	$(4,530)	$26,333

Net income	—	—	—	—	1,360	—	1,360
Other comprehensive income, net of tax	—	—	—	—	—	1,565	1,565
Amortization of premium and discount on preferred stock	13	(2)	—	—	(11)	—	—
Preferred stock dividends paid	—	—	—	—	(1,967)	—	(1,967)
Preferred stock repurchased	(3,150)	—	—	—	—	—	(3,150)
Stock based compensation	—	—	—	1	—	—	1

Balances at March 31, 2014	$6,843	$500	$12,433	$3,780	$3,551	$(2,965)	$24,142

						Accumulated
	Preferred stock			Additional		Other	Total
	Series	Series	Common	Paid	Accumulated	Comprehensive	Stockholders’
	2009-SP	2009-WP	Stock	In capital	Deficit	Income	Equity
Balances at December 31, 2012	$9,835	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—	—	—	—	825	—	825
Other comprehensive loss, net of tax	—	—	—	—	—	(276)	(276)
Amortization of premium and discount on preferred stock	35	(4)	—	—	(31)	—	—
Stock based compensation	—	—	—	3	—	—	3

Balances at March 31, 2013	$9,870	$513	$12,433	$3,771	$(3,868)	$773	$23,492

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	3/31/14	3/31/13
Operating activities
Net income	$1,360	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89	83
Amortization of premiums on mortgage-backed securities	320	479
Gain on sale/call of investment securities	(579)	(120)
Loss on sale of other real estate owned	—	31
Impairment loss on other real estate owned	21	191
Origination of loans held for sale	(2,656)	(3,440)
Proceeds from sales of loans held for sale	2,907	3,403
Loan loss provision/(reversal)	(700)	—
Decrease in deferred tax asset	1,483	—
Gain on sale of loans held for sale	(15)	(25)
Stock based compensation	1	3
Increase in cash surrender value of life insurance	(61)	(63)
Net change in:
Accrued interest receivable	(52)	19
Other assets	(512)	(21)
Accrued interest payable	47	79
Other liabilities	(1,010)	(157)
Net cash provided by operating activities	643	1,287

Investing activities
Activity in available-for-sale securities:
Sales	17,974	9,439
Maturities, payments and calls	1,995	16,525
Purchases	(19,247)	(28,009)
Net decrease in loans	3,351	4,984
Proceeds from redemption of FHLB stock	391	754
Proceeds from sale of other real estate owned	15	446
Purchase of premises and equipment	(63)	(108)
Net cash provided by investing activities	4,416	4,031

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	3/31/14	3/31/13
Financing activities
Net increase in deposits	$12,937	$10,673
Repayment of notes payable to FHLB	(33,025)	(29,600)
Proceeds from notes payable to FHLB	28,775	16,000
Repurchase of Preferred Stock	(3,150)	—
Preferred dividends paid	(1,967)	—
Net decrease in short term borrowings	(2,000)	—
Net cash provided by (used for) financing activities	1,570	(2,927)

Net increase in cash and cash equivalents	6,629	2,391

Cash and equivalents, beginning of period	5,929	10,251
Cash and equivalents, end of period	$12,558	$12,642

Cash paid for:
Income taxes	$9	$26
Interest	$599	$665

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$—	$350
Unrealized gains/(losses) on available for sale investment securities, net of tax	$1,565	$(276)

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the Company for the year ended December 31, 2013, which are included in the Company’s 2013 Annual Report on Form 10-K.

Certain captions and amounts in the prior financial statements were reclassified to conform to this financial statement presentation.  Such reclassifications had no effect on previously reported net income or stockholders’ equity. All dollars are rounded to the nearest thousand.

Note 2 –Net Income per Common Share

Basic and diluted net income per common share is computed by dividing net income adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented.  The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three months ended March 31, 2014 and March 31, 2013.  Anti-dilutive options totaling 219,045 and 233,894 have been excluded from the income per share calculation for the three months ended March 31, 2014 and March 31, 2013, respectively.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. The Company does not believe a valuation allowance is required. The Company is three years cumulatively profitable and has been profitable for the last ten quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Available for sale securities:
US government and other agency obligations	$38,060	$—	$38,060	$—
Mortgage-backed securities	61,280	—	61,280	—
Municipal securities	44,714	—	44,714	—
Total available for sale securities	$144,054	$—	$144,054	$—

December 31, 2013
Available for sale securities:
US government and other agency obligations	$24,452	$—	$24,452	$—
Mortgage-backed securities	76,725	—	76,725	—
Municipal securities	41,179	—	41,179	—
Collateralized debt obligation	596	—	—	596
Total available for sale securities	$142,952	$—	$142,356	$596

There were no liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consisted of one collateralized debt obligation, recorded at fair value on a recurring basis for the three months ended March 31, 2014 is as follows:

(Dollars in thousands)

Assets
Fair value, December 31, 2013	$596
Total unrealized income/(loss) included in other comprehensive income	—
Transfers out of Level 3, due to sale of security	(596)
Fair value, March 31, 2014	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2014 or March 31, 2013.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the relevant period.  Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	3/31/14	Level 1	Level 2	Level 3
Impaired loans	$ 1,838	$ —	$ —	$ 1,838
OREO	2,239	—	—	2,239

		Fair Value Measurements at Reporting Date Using
Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans	$ 1,875	$ —	$ —	$ 1,875
OREO	2,275	—	—	2,275

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Management uses its best judgment in estimating fair value based on the above assumptions.  Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument.  In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented.  The estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	March 31, 2014	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,558	$12,558	$—	$—
Investment securities	144,054	—	144,054	—
Loans - net	181,248	—	175,234	1,838
Restricted stock	2,246	—	2,246	—
Accrued interest receivable	1,435	—	1,435	—
Bank owned life insurance	7,858	—	7,858	—

Financial liabilities
Deposits	$266,325	$—	$264,527	$—
Repurchase agreements	15,000	—	16,218	—
Notes payable to FHLB	41,750	—	42,679	—
Junior subordinated debentures	11,341	—	11,340	—
Accrued interest payable	324	—	324	—

	December 31, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,929	$5,929	$—	$—
Investment securities	142,952	—	142,356	596
Loans - net	183,899	—	178,049	1,875
Loans held for sale	236	—	236	—
Restricted stock	2,637	—	2,637	—
Accrued interest receivable	1,383	—	1,383	—
Bank owned life insurance	7,797	—	7,797	—

Financial liabilities
Deposits	$253,388	$—	$253,388	$—
Fed Funds Purchased	2,000	—	2,000	—
Repurchase agreements	15,000	—	16,377	—
Notes payable to FHLB	46,000	—	47,125	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	1,161	—	1,161	—

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities, as of March 31, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$39,942	$62	$1,944	$38,060
Mortgage-backed securities	63,096	45	1,861	61,280
Municipal securities	45,510	289	1,085	44,714
	$148,548	$396	$4,890	$144,054

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$26,972	$—	$2,520	$24,452
Mortgage-backed securities	79,418	99	2,792	76,725
Municipal securities	43,116	133	2,070	41,179
Collateralized debt obligation	310	286	—	596
	$149,816	$518	$7,382	$142,952

The amortized cost and estimated fair value of investment securities at March 31, 2014 by contractual maturity for debt securities are shown below.  Mortgage-backed securities have not been scheduled since expected and actual maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$—	$—
Over 1 year through 5 years	2,001	1,993
After 5 years through 10 years	17,337	17,137
Over 10 years	66,114	63,644
	85,452	82,774
Mortgage backed securities	63,096	61,280
Total	$148,548	$144,054

Investment securities with an aggregate book value of $73,524,000 and $68,853,000 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities with temporary impairment at March 31, 2014 and December 31, 2013 is shown below:

(Dollars in thousands)

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$23,903	$1,270	$8,063	$674
Mortgage backed securities	47,731	1,284	12,112	577
Municipal securities	22,412	705	7,073	380
Total	$94,046	$3,259	$27,248	$1,631

	Impairment Less Than Twelve Months		Impairment Over Twelve Months
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$20,959	$2,099	$3,493	$421
Mortgage backed securities	57,739	2,166	11,596	626
Municipal securities	27,664	1,666	4,492	404
Total	$106,362	$5,931	$19,581	$1,451

Management believes all of the Company’s unrealized losses as of March 31, 2014 and December 31, 2013 are temporary and as a result of temporary changes in the market.  Fifteen U.S. government and other agency obligation securities, thirty mortgage-backed securities and fifty-three municipal securities had unrealized losses at March 31, 2014. Eleven U.S. government and other agency obligation securities, thirty-three mortgage-backed securities and fifty-six municipal securities had unrealized losses at December 31, 2013. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to the issuer’s credit.  We believe that the Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the three months ended March 31, 2014 and March 31, 2013 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Three Months Ended	Three Months Ended
	3/31/14	3/31/13
Gross realized gains	$595	$120
Gross realized losses	(16)	—
Net gain on sale of securities	$579	$120

Call/Sale proceeds	$17,974	$20,334

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Changes in accumulated other comprehensive income/(loss) by component for the period ended March 31, 2014 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)

Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$(4,530)
Other comprehensive income before reclassifications	1,947
Amounts reclassified from accumulated other comprehensive income/(loss)	(382)
Net current-period other comprehensive income	1,565
Ending balance	$(2,965)

Note 6 –Loans

A summary of loans outstanding by major classification as of March 31, 2014 and December 31, 2013 follows:

(Dollars in thousands)

	March 31, 2014	December 31, 2013
Commercial and industrial:
Commercial	$23,551	$26,842
Leases & other	2,938	3,174
Total commercial and industrial:	26,489	30,016

Commercial real estate:
Construction/land	24,983	24,286
Commercial mortgages - owner occupied	33,502	30,908
Other commercial mortgages	47,294	49,297
Total commercial real estate	105,779	104,491

Consumer real estate:
1-4 residential	33,397	33,644
Home equity loans and lines of credit	15,765	16,085
Total consumer real estate	49,162	49,729

Consumer installment:	2,760	2,923
Total loans	184,190	187,159
Allowance for loan losses	(2,942)	(3,260)

Net loans	$181,248	$183,899

The table above includes net deferred loan fees/(costs) that totaled $39,000 and $22,000 at March 31, 2014 and December 31, 2013, respectively. Loans totaling $79,116,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve at March 31, 2014.

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

Consumer loans are originated and underwritten based upon policies and procedures developed and modified by Bank management.  Our consumer loans generally consist of relatively small loan amounts that are spread across many individual borrowers, which we believe minimizes risk.  Underwriting standards for 1-4 residential and home equity loans include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Non-accrual loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	March 31, 2014	December 31, 2013
Commercial and industrial:
Commercial	$—	$20
Leases & Other	—	—
Commercial real estate:
Construction/land	—	—
Commercial mortgages - owner occupied	276	283
Other commercial mortgages	804	1,411
Consumer real estate:
1-4 residential	331	764
Home equity loans and lines of credit	75	74
Consumer installment:
Consumer installment	—	—
Total	$1,486	$2,552

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $25,000 and $67,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.

Past due loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

March 31, 2014	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$150	$—	$150	$23,401	$23,551	$—
Leases & other	—	—	—	2,938	2,938	—
Commercial real estate:
Construction/land	—	—	—	24,983	24,983	—
Commercial mortgages - owner occupied	2	79	81	33,421	33,502	—
Other commercial mortgages	—	—	—	47,294	47,294	—
Consumer real estate:
1-4 residential	486	267	753	32,644	33,397	—
Home equity loans and lines of credit	—	75	75	15,690	15,765	—
Consumer installment:
Consumer installment	29	—	29	2,731	2,760	—

Total	$667	$421	$1,088	$183,102	$184,190	$—

December 31, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$—	$20	$20	$26,822	$26,842	$—
Leases & other	—	—	—	3,174	3,174	—
Commercial real estate:
Construction/land	—	—	—	24,286	24,286	—
Commercial mortgages - owner occupied	103	78	181	30,727	30,908	—
Other commercial mortgages	—	—	—	49,297	49,297	—
Consumer real estate:
1-4 residential	556	675	1,231	32,413	33,644	—
Home equity loans and lines of credit	88	75	163	15,922	16,085	—
Consumer installment:
Consumer installment	42	—	42	2,881	2,923	—

Total	$789	$848	$1,637	$185,522	$187,159	$—

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

Impaired loans, segregated by class of loans, as of March 31, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

March 31, 2014	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$806	$806	$—	$806	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages – owner occupied	423	276	116	392	55
Other commercial mortgages	2,332	1,680	29	1,709	5
Consumer real estate:
1-4 residential	558	354	204	558	30
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$4,219	$3,216	$349	$3,565	$90

December 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$845	$825	$20	$845	$20
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages – owner occupied	431	283	117	400	56
Other commercial mortgages	2,372	1,720	29	1,749	5
Consumer real estate:
1-4 residential	244	38	206	244	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,992	$2,966	$372	$3,338	$113

As noted above, the Bank had impaired loans with outstanding balances of $3,565,000 and $3,338,000 at March 31, 2014 and December 31, 2013, respectively. Impaired loans with either charge-offs or specific reserves totaled $2,582,000 (gross of charge-off) at March 31, 2014. Of this amount $654,000 has been charged-off and $90,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $2,641,000 (gross of charge-off) at December 31, 2013. Of this amount $654,000 had been charged-off and $113,000 had been specifically reserved.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans for and as of the time periods listed below is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 3-31-14	Gross Interest Income for three months ended 3-31-14
Commercial and industrial:
Commercial	$812	$20
Commercial real estate:
Construction/land	100	2
Commercial mortgages owner occupied	396	3
Commercial mortgages - other	1,723	30
Consumer real estate:
1-4 residential	348	4
Consumer Installment	—	—
Total	$3,379	$59

	Average Recorded Investment for three months ended 3-31-13	Gross Interest Income for three months ended 3-31-13
Commercial and industrial:
Commercial	$1,046	$16
Commercial real estate:
Construction/land	336	4
Commercial mortgages owner occupied	1,555	33
Commercial mortgages - other	2,144	21
Consumer real estate:
1-4 residential	302	2
Consumer Installment	—	—
Total	$5,383	$76

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)

March 31, 2014

	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$6,844	$10,761	$5,073	$873	$23,551
Leases & other	2,938	—	—	—	2,938
Commercial real estate:
Construction/land	10,233	8,497	625	5,628	24,983
Commercial mortgages - owner occupied	14,055	16,247	1,331	1,869	33,502
Other commercial mortgages	7,910	34,674	2,141	2,569	47,294
Consumer real estate:
1-4 residential	24,162	4,844	1,889	2,502	33,397
Home equity loans and lines of credit	13,991	1,078	208	488	15,765
Consumer installment:
Consumer installment	2,516	95	131	18	2,760
Total	$82,649	$76,196	$11,398	$13,947	$184,190

December 31, 2013

	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,556	$12,239	$6,133	$914	$26,842
Leases & other	3,174	—	—	—	3,174
Commercial real estate:
Construction/land	10,915	7,403	300	5,668	24,286
Commercial mortgages - owner occupied	12,823	15,504	700	1,881	30,908
Other commercial mortgages	10,848	33,069	2,691	2,689	49,297
Consumer real estate:
1-4 residential	23,997	4,805	1,906	2,936	33,644
Home equity loans and lines of credit	14,261	1,150	205	469	16,085
Consumer installment:
Consumer installment	2,667	106	130	20	2,923
Total	$86,241	$74,276	$12,065	$14,577	$187,159

There were no loans with a risk rating of 7 as of March 31, 2014 or as of December 31, 2013.

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

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond management’s and the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the three months ended March 31, 2014 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2013	Re-Allocation	Provision/(Reversal)	Charge-offs	Recoveries	Mar 31, 2014
Commercial and industrial:	$167	$183	$—	$32	$21	$339
Commercial real estate:	2,668	(192)	(700)	—	406	2,182
Consumer real estate:	399	(4)	—	14	—	381
Consumer installment:	26	13	—	1	2	40
Total	$3,260	$—	$(700)	$47	$429	$2,942

The change in the allowance for loan losses for the three months ended March 31, 2013 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2012	Re-Allocation	Provision/(Reversal)	Charge-offs	Recoveries	Mar 31, 2013
Commercial and industrial:	$665	$(177)	$—	$—	$21	$509
Commercial real estate:	3,205	267	—	18	16	3,470
Consumer real estate:	516	(86)	—	—	49	479
Consumer installment:	43	(4)	—	1	2	40
Total	$4,429	$—	$—	$19	$88	$4,498

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

(Dollars in thousands)

March 31, 2014	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$806	$2,201	$558	$—	$3,565
Loans collectively evaluated for impairment	25,683	103,578	48,604	2,760	180,625
Balance March 31, 2014	$26,489	$105,779	$49,162	$2,760	$184,190

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$60	$30	$—	$90
Loans collectively evaluated for impairment	339	2,122	351	40	2,852
Balance March 31, 2014	$339	$2,182	$381	$40	$2,942

December 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$845	$2,249	$244	$—	$3,338
Loans collectively evaluated for impairment	29,171	102,242	49,485	2,923	183,821
Balance December 31, 2013	$30,016	$104,491	$49,729	$2,923	$187,159

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$20	$61	$32	$—	$113
Loans collectively evaluated for impairment	147	2,608	367	25	3,147
Balance December 31, 2013	$167	$2,669	$399	$25	$3,260

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,850,000 and $2,937,000 at March 31, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,001,000 and $1,635,000 at March 31, 2014 and December 31, 2013, respectively. The decrease in TDRs from December 31, 2013 to March 31, 2014 was primarily the result of principal reductions through payments.

There were no loans that were modified into TDRs for the three month period ended March 31, 2014. There were no TDRs in default within twelve months of their modification date during the three month period ended March 31, 2014.

Note 7 – New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11,  "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists."   The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of ASU No. 2013-11 had no impact on the Company's Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure."  The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2)

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 8 – Other Items

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital.  In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts.  On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments.  On February 14, 2014, after receiving regulatory approval, the Company gave notice to the trustees that it was ending its deferral of interest and paid $970,422, which included both deferred interest and interest due through the April 2014 due dates. The funds for this payment were provided by dividends from the Bank.

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000.  On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend.  The decision to elect the deferral of interest payments and to suspend the dividends payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”). The terms of the TARP cumulative perpetual preferred stock prohibited the Company from paying any dividends on its common stock while payments on the TARP Preferred were in arrears. On March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its preferred stock issued to the U.S. Treasury and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties.  The U.S. Treasury had indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool.  By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury was considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S.  Treasury had also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid.  TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid at that time. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but subsequently withdrew its bid. On March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 of principal of the TARP preferred stock. As of March 31, 2014 the Company had not received any additional information from the U.S. Treasury with respect to the status of it divesting the remaining $7,343,000 of the TARP preferred stock.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Effective March 20, 2013, as a result of the steps the Bank took in complying with the Consent Order and the Bank’s improvement with regard to such matters, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with a Memorandum of Understanding (“MOU”), which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012.  The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions.  The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks.  However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels.  As of March 31, 2014, the Bank’s capital exceeded the levels required by the MOU and the Bank was in compliance with all of the MOU requirements. On April 21, 2014, the Company received notice that effective April 17, 2014, the MOU was terminated entirely.

On July 7, 2011, the Company entered into a Written Agreement (the “Written Agreement”) with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with a Memorandum of Understanding (the “FRB MOU”), which became effective May 29, 2013. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of March 31, 2014, the Company was in compliance with all of the FRB MOU requirements.

Note 9 - Securities Sold Under Agreements to Repurchase

The Company has previously entered into an agreement under which it sells U.S. Agency pass thru securities or better, subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, this repurchase agreement is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreement remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default. The Company had $15,000,000 in a repurchase agreement as of March 31, 2014 and December 31, 2013.

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

Deferred Tax Asset –In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies.. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards and therefore does not believe a valuation allowance is required; however, there can be no assurance to this effect, because of the risks described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the 2013 calendar year, under the heading “Forward Looking and Cautionary Statements” in this report below and possibly other risks of which the Company is currently unaware.

Allowance for Loan Losses - The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio.  Additions to the allowance for loan losses are provided by charges to earnings.  Loan losses are charged against the allowance when the ultimate uncollectability of the loan balance is determined.  Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a monthly basis by management.  The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Due to improved bank credit quality metrics, net recoveries during the period, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014. Management did not change the methodology used in determining the loan loss allowance. Management believes that the allowance for loan losses as of March 31, 2014 is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and/or insignificant payment shortfalls generally are not classified as impaired.  Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, individual consumer and residential loans are not separately identified for impairment.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report.  Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  This allowance is established and maintained by charging a provision for loan losses against current operating earnings. There was no provision for loan losses during the quarters ended March 31, 2014 or March 31, 2013. (See “Provision for Loan Losses” for a detailed discussion of this process.) Due to improved credit quality bank metrics, a net recovery of previously charged off amounts, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014.

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers.  The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $1,153,000 available to common shareholders, or $.46 per diluted common share, for the quarter ended March 31, 2014, compared to consolidated net income of $641,000 available to common shareholders, or $.26 per diluted common share, for the quarter ended March 31, 2013.  The results for the first three months of 2014 were positively impacted by the non-cash reversal of $700,000 in loan loss provision as well as $579,000 in securities gains.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended March 31, 2014 was $3,223,000, compared to $3,273,000 for the quarter ended March 31, 2013, a decrease of $50,000, or 1.5%. Interest and fees on loans is the largest component of total interest income and decreased $286,000, or 11.2% to $2,263,000 for the quarter ended March 31, 2014, compared to $2,549,000 for the quarter ended March 31, 2013. The decrease in interest and fees on loans was the result of reductions of $8,014,000 in average loan balances for the three months ended March 31, 2014, compared to the same period in 2013 and reductions in average yields on the Company’s loan portfolio from 5.29% for the quarter ended March 31, 2013 to 4.90% for the quarter ended March 31, 2014. The decrease in loan volume and loan yield is attributed to an overall market decrease in loan demand.

Interest income on investment securities increased by $238,000 in the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013.  The increase was due to an increase in the tax equivalent investment yields from 2.20% to 2.80% as well as an  increase in the average balance of investments from $138,321,000 to $145,328,000 for the three month periods ended March 31, 2013 and March 31, 2014, respectively.

The Company’s total interest expense declined for the three months ended March 31, 2014 by $97,000 or 13.1% compared to the same period in 2013.  The largest component of the Company’s interest expense is interest expense on deposits.  Deposit interest expense declined due to decreases in average interest rates from 0.57% to 0.40% for the three month periods ended March 31, 2013 and March 31, 2014, respectively, and a reduction due to normal fluctuations of average interest bearing deposits of $5,186,000 during the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013.

Interest on long term borrowings increased $7,000, or 1.7% for the three month period ended March 31, 2014 compared to the same period in 2013.  The increase in long term interest expense for the three months ended March 31, 2014 compared to the same period in 2013 was the result of a decrease in average yields on long term borrowings combined with an increase in average long term borrowings outstanding. Average long term borrowings outstanding increased by $2,806,000 for the quarter ended March 31, 2014 compared to the same period in 2013. Average rates on long term borrowings decreased to 2.49% from 2.55% for the three months ended March 31, 2014 compared to the same period in 2013. The long term borrowing rate decrease for the three month period ended March 31, 2014 compared to the three month period ended March 31, 2013 was the result of market repricing upon the maturity of FHLB borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and is the primary contributor to the Company’s earnings.  Net interest income before provision for loan losses increased $47,000, or 1.9%, for the quarter ended March 31, 2014, compared to the same period in 2013.

The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income and economic value of equity.  The principal monitoring technique employed by the Company is the use of an interest rate risk management model which measures the effect that movements in interest rates will have on net interest income and the present value of equity. Scenarios are prepared to analyze market interest rate changes from a 400 basis point decline to a 400 basis point increase. The Company’s interest rate risk model currently projects an increase in net interest income in all rising rate scenarios. The Company’s present value of equity model shows a decline in the net present value of equity in all rising rate scenarios, primarily caused by market declines in investments. Interest rate sensitivity can be managed by repricing assets or liabilities, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact of rising or falling interest rates on net interest income.

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

There was no provision for loan losses during the quarters ended March 31, 2014 or March 31, 2013. The amount of provision is based on the results of the loan loss model. Due to improved bank credit quality metrics (historical loss calculations in particular), net recovery of previously charged-off amounts, and a reduction in our loan portfolio size, the Bank determined that the loan loss allowance was overstated and made a non-cash reversal of $700,000 of previous provisions. Non-performing assets have decreased from $7,712,000 for the quarter ended March 31, 2013 to $3,725,000 for the quarter ended March 31, 2014.  Also, the Bank experienced net recoveries during the three month period ended March 31, 2014 of $382,000. See the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $343,000 for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013.  The increase was primarily due to an increase of $459,000 in securities gains.

Noninterest Expenses

Total noninterest expenses decreased $92,000, or 3.9%, for the quarter ended March 31, 2014, to $2,293,000 compared to $2,385,000 for the quarter ended March 31, 2013.  The primary cause of decreased noninterest expense for the three months ended March 31, 2014 related to a decrease in OREO and foreclosure expenses. Salaries and employee benefits, the largest component of noninterest expenses, increased $21,000 for the three months ended March 31, 2014 compared to the same period in 2013.  This increase was due to normal wage increases. Professional expenses have declined as the result of continued budget control. OREO and foreclosure expenses decreased $175,000 primarily as a result of decreased valuation adjustments on properties held for sale. The three months ended March 31, 2013 had $191,000 in OREO valuation adjustments on properties compared to $21,000 in the three months ended March 31, 2014. FDIC premiums have declined $16,000 due to the Bank’s decrease in asset size.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the three months ended March 31, 2014 and March 31, 2013. Also, the Bank had state tax expense in the three months ended March 31, 2014 and March 31, 2013 due to net income at the Bank level. See “Critical Accounting Policies – Income Taxes” and “Critical Accounting Policies – Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, management considered both positive and negative evidence including recent earnings trends, projected earnings and asset quality.  As of March 31, 2014, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences. The Company is three years cumulatively profitable and has been profitable for the last ten quarters. The Bank is deemed to be “well capitalized” with Tier one leverage and Total risk based capital ratios of 9.69% and 16.76%, respectively. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

BALANCE SHEET REVIEW

Loans

The Company’s outstanding loans represented the largest component of earning assets at 54.0% of total earning assets as of March 31, 2014.  The Company’s gross loans totaled $184,190,000 as of March 31, 2014, a decline of $2,969,000, or 1.6%, from gross loans of $187,159,000 as of December 31, 2013. The decrease in loan volume is attributed to an overall market decrease in loan demand. Adjustable rate loans totaled 48.5% of the Company’s loan portfolio as of March 31, 2014, which allows the Company to be in a favorable position as interest rates rise.  The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans.  Substantially all of these loans are to borrowers located in South Carolina, with the majority located in the Company’s local market area.

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

Allowance for Loan Losses

The Company’s allowance for loan losses at March 31, 2014 was $2,942,000, or 1.60% of gross loans outstanding, compared to $3,260,000 or 1.74% of gross loans outstanding at December 31, 2013.  The net decrease of 0.14% in the allowance ratio was a result of a reduced loan portfolio size and improved loan credit quality metrics, in particular, historical loan loss experience and net recoveries during 2014 that warranted a non-cash provision reversal of $700,000 during the first quarter of 2014. The allowance at March 31, 2014 included an allocation of $90,000 related to specifically identified impaired loans compared to an allocation of $113,000 related to specifically identified impaired loans at December 31, 2013.

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

At March 31, 2014, the Company had $3,725,000 in non-performing assets, comprised of non-accruing loans of $1,486,000 and $2,239,000 in OREO.  This compares to $4,827,000 in non-performing assets, comprised of $2,552,000 in non-accruing loans and $2,275,000 in OREO at December 31, 2013.  All of the non-performing loans were real estate loans at March 31, 2014.  All nonperforming real estate loans have annual appraisals to support the loan balances.

The Company had a net recovery of charge-offs of $382,000 and $69,000 for the first three months of 2014 and 2013, respectively. The allowance for loan losses as a percentage of non-performing loans was 198.0% and 127.7% as of March 31, 2014 and December 31, 2013, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,850,000 and $2,937,000 at March 31, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,001,000 and $1,635,000 at March 31, 2014 and December 31, 2013, respectively. This decrease in TDRs was a result of principal reductions through payments, charge-offs and transfers to OREO.

The Company’s potential problem loans, which are not included in non-performing or impaired loans, amounted to $12,461,000, or 6.8%  of total loans outstanding at March 31, 2014 compared to $12,025,000, or 6.4% of totals loans outstanding at December 31, 2013.   Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of March 31, 2014, investment securities totaled $144,054,000 or 42.9% of total earning assets.  Investment securities as of March 31, 2014 increased $1,102,000, or 0.8%, from $142,952,000 as of December 31, 2013, due to the purchase of $4,998,000 in municipal securities and $14,249,000 in U.S. government and other agency obligations, offset by the call or maturity of two securities totaling $1,250,000, the sale, net of gains and losses, of thirteen securities totaling $17,395,000, cash inflows from principal payments on mortgage backed securities of $745,000, premium amortization on securities of $320,000, and a decrease in unrealized losses of $1,565,000.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $12,558,000 at March 31, 2014, compared to $5,929,000 at December 31, 2013, an increase of $6,629,000.  This is a normal fluctuation. Balances due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits.  At March 31, 2014 and December 31, 2013, interest bearing deposits comprised 84.9% and 84.8% of total deposits, respectively. Total deposits increased to $266,325,000 as of March 31, 2014 compared to $253,388,000 as of December 31, 2013.  An increase of $1,711,000 in demand deposits and $14,170,000 in savings and negotiable order of withdrawal accounts was offset by a decrease of $2,944,000 in retail certificates of deposit. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by $14,591,000 in the three months ended March 31, 2014. The increase in core deposits as well as total deposits is seasonal due to several public agency accounts that increase due to tax revenue in the first quarter and then subsequently decline in the second through the fourth quarters.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the FHLB of Atlanta, and junior subordinated debentures.  At March 31, 2014, total borrowings were $68,091,000, compared with $74,341,000 as of December 31, 2013.  At March 31, 2014 and December 31, 2013, long term repurchase agreements were $15,000,000.  Notes payable to the FHLB of Atlanta totaled $41,750,000 and $48,000,000 as of March 31, 2014 and December 31, 2013, respectively.  The weighted average rate of interest for the Company’s portfolio of FHLB of Atlanta advances was 2.17% and 1.91% as of March 31, 2014 and December 31, 2013, respectively. The weighted average remaining maturity for FHLB of Atlanta advances was 1.23 years as of March 31, 2014 and 1.26 years as of December 31, 2013.

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

On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments.  On February 14, 2014, after receiving regulatory approval, the Company gave notice to the trustees that it was ending its deferral of interest and paid all $970,422 of deferred interest amounts due.

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

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At March 31, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled $34,655,000 and $31,324,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity - Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities.  Liquidity management involves monitoring sources and uses of funds to meet day-to-day cash flow requirements while maximizing profits.  Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control.  For example, the timing of maturities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made.  However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control.  Liquidity is also a measure of the Bank’s ability to provide funds to meet the needs of depositors and borrowers.  The Bank’s primary goal is to meet these needs at all times.  In addition to these basic cash needs, the Bank must meet liquidity requirements created by daily operations and regulatory requirements.  Liquidity requirements of the Bank are met primarily through two categories of funding: core deposits and borrowings.  In the first three months of 2014, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Bank’s mix of liabilities.  At March 31, 2014, core deposits totaled $220,447,000, or 82.7%, of the Bank’s total deposits, compared to $205,856,000, or 81.2%, of the Bank’s total deposits as of December 31, 2013.

Unsecured lines of credit with correspondent banks are also sources of liquidity.  At March 31, 2014, the Bank had unsecured federal funds lines of credit with correspondent banks totaling $19,500,000.  Federal funds lines of $19,500,000 and $16,000,000 were available for use as of March 31, 2014 and December 31, 2013, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB.  Outstanding FHLB borrowings totaled $41,750,000 and $48,000,000 at March 31, 2014 and December 31, 2013, respectively.  Unused available FHLB borrowings totaled $47,720,000 and $43,020,000 at March 31, 2014 and December 31, 2013, respectively, and were subject to collateral availability.  The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for $14,911,000 in unused available credit as of March 31, 2014.

The Bank’s liquidity ratio (cash, federal funds and unpledged securities available for sale divided by total deposits) has decreased from 35.6% to 33.2% from December 31, 2013 to March 31, 2014 primarily as a result of the Bank’s increased pledging of securities for certain deposits.

In addition to the primary funding sources discussed above, secondary sources of liquidity include sales of investment securities which are not held for pledging purposes.

Management believes that the Bank’s available borrowing capacity and efforts to grow deposits are adequate to provide the necessary funding for its banking operations for the remainder of 2014 and for the foreseeable future thereafter.  However, management is prepared to take other actions, including potential asset sales, if necessary to maintain appropriate liquidity.

Liquidity - Parent Holding Company

Greer Bancshares Incorporated, the Bank’s parent holding company (the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program.  Any cash dividends paid to shareholders, as well as the

Company’s other liquidity needs, are typically funded by dividends from the Bank and rental income of land leased to the Bank. The Company had $200,000 in cash as of March 31, 2014 to meet short term liquidity needs. This amount is considered adequate to meet the short term liquidity needs of the Company.

In October 2004 and December 2006, the Company issued two different series of “Trust Preferred” securities to raise capital.  In these offerings, the Company issued $6,186,000 and $5,155,000, respectively, of junior subordinated debentures to its wholly-owned capital Trusts, Greer Capital Trust I and Greer Capital Trust II (collectively, the “Trusts”), respectively, and fully and unconditionally guaranteed corresponding principal amounts of the trust preferred securities issued by the Trusts. On January 3, 2011, the Company elected to defer interest payments on the two junior subordinated debentures beginning with the January 2011 payments.  On February 14, 2014, after receiving regulatory approval, the Company gave notice to the trustees that it was ending its deferral of interest and paid $970,422, which included both deferred interest and interest due through the April 2014 due dates. The funds for this payment were provided by dividends from the Bank.

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend.  The decision to elect the deferral of interest payments and to suspend the dividend payments was made in consultation with the FRB. The terms of the TARP cumulative perpetual preferred stock prohibited the Company from paying any dividends on its common stock while payments on the TARP Preferred were in arrears. On March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its preferred stock issued to the U.S. Treasury and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.

On May 3, 2012, the U.S. Treasury announced additional details on its strategy for winding down the remaining bank and bank holding company investments made through TARP, and one such strategy is utilizing an auction to sell pools of several recipient companies’ TARP securities to third parties.  The U.S. Treasury had indicated that it expects a single winning bidder to purchase all of the TARP securities included in a pool.  By letter dated as of June 19, 2012, the U.S. Treasury informed the Company that the U.S. Treasury was considering including the Company’s TARP preferred stock as part of a series of pooled auctions. The U.S.  Treasury had also indicated that a TARP recipient may, with regulatory approval, opt-out of the pool auction process and either make its own bid to repurchase all of its remaining TARP securities or designate a single outside investor (or single group of investors) to make such a bid.  TARP recipients that received an extension of the original August 6, 2012 deadline (as the Company did) had until October 9, 2012 to submit a bid. The Company did not submit a bid at that time. By letter dated as of January 18, 2013, the U.S. Treasury informed the Company that it was extending the opt-out process and that the Company had until April 30, 2013 to submit a bid. The Company submitted its own bid to repurchase all its outstanding TARP securities on April 18, 2013, but subsequently withdrew its bid. On March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 of principal of the TARP preferred stock. As of March 31, 2014 the Company had not received any additional information from the U.S. Treasury with respect to the status of it divesting the remaining $7,343,000 of the TARP preferred stock.

Memorandum of Understanding - Bank

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

Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the MOU, which became effective on January 31, 2013. The MOU is based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012.  The MOU is a step down in corrective action requirements as compared to the Consent Order. The MOU requires the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions.  The minimum capital ratios established by the FDIC in the MOU are higher than the minimum and well-capitalized ratios generally applicable to all banks.  However, the Bank will be deemed “well-capitalized” as long as it maintains its capital over the above noted required capital levels.  As of March 31, 2014, the Bank’s Tier One Capital Ratio was 9.69% and Total Risk Based Capital Ratio was 16.76%, exceeding the levels required by the MOU and the Bank was in compliance with all of the MOU requirements. On April 21, 2014, the Company received notice that effective April 17, 2014, the MOU was terminated entirely.

Memorandum of Understanding with Federal Reserve – Company

On July 7, 2011, the Company entered into the Written Agreement with the FRB. The Written Agreement was intended to enhance the ability of the Company to serve as a source of strength to the Bank. The Written Agreement’s requirements were in addition to those of the Bank’s Consent Order (which, as discussed above, has been terminated) and required the Company to take specific steps regarding, among other things, compliance with the supervisory actions of its regulators, appointment of directors and senior executive officers, indemnification and severance payments to executive officers and employees, payment of debt or dividends and quarterly reporting.

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU is a step down in corrective action requirements as compared to the Written Agreement and reflects an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU requires the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. As of March 31, 2014 the Company was in compliance with all of the FRB MOU requirements.

Dividends - Bank

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

The Bank’s ability to pay dividends is also restricted by the MOU entered into by the Bank with the FDIC and the S.C. Bank Board on January 31, 2013. The MOU is discussed under “Memorandum of Understanding - Bank” above. Pursuant to the MOU, the Bank may not pay any dividends to the Company without the prior written approval of the FDIC and the S.C. Bank Board.

Dividends – Company

The Company’s ability to pay dividends and interest on trust preferred subordinated debt is restricted by the FRB MOU discussed under “Memorandum of Understanding with the Federal Reserve – Company” above. Pursuant to the FRB MOU, the Company may not pay any dividends or interest on trust preferred subordinated debt without the prior written approval of the FRB.

On February 14, 2014, after receiving regulatory approval, the Company gave notice to the trustees of the trust preferred subordinated debt that it was ending its deferral of interest and paid $970,422, which included both deferred interest and interest due through the April 2014 due dates. The funds for this payment were provided by dividends from the Bank.  In addition, on March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its preferred stock issued to the U.S. Treasury and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.

Regulatory Capital – Bank and Company

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

The Bank exceeded minimum regulatory capital and MOU requirements at March 31, 2014 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the MOU
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2014
Total risk-based capital
(to risk-weighted assets)	$37,455	16.76%	$17,881	8.0%	$22,351	10.0%
Tier 1 capital
(to risk-weighted assets)	$34,660	15.51%	$8,940	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$34,660	9.69%	$14,312	4.0%	$28,623	8.0%

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$41,446	17.61%	$18,831	8.0%	$23,539	10.0%
Tier 1 capital
(to risk-weighted assets)	$38,500	16.36%	$9.416	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$38,500	10.78%	$14.418	4.0%	$28,837	8.0%

The Company is also subject to certain capital requirements as noted above.  At March 31, 2014, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 14.87%, 9.31% and 17.18%, respectively.  At December 31, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 15.72%, 10.28% and 17.66%, respectively.

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

For a description of risk factors which may cause actual results to differ materially from such forward-looking statements, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other reports from time to time filed with or furnished to the Securities and Exchange Commission.  Investors are cautioned not to place undue reliance on any forward-looking statements as these statements speak only as of the date when made.  The Company undertakes no obligation to update any forward-looking statements made in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of March 31, 2014.   There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking and Cautionary Statements,” in Part I-Item 2 of this Form 10-Q.  More detailed information concerning our risk factors may be found in Part I-Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed elsewhere in this report, on March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 in principal amount of the TARP preferred stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Volume) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	-	-	-	-
February 1, 2014 to February 28, 2014	-	-	-	-
March 1, 2014 to March 31, 2014	3,150	$1,000	-	-
Total	3,150	$1,000	-	-

Item 3.

 Defaults Upon Senior Securities

On February 14, 2014, after receiving regulatory approval, the Company gave notice to the trustees of the trust preferred subordinated debt that it was ending its deferral of interest and paid $970,422, which included both deferred interest and interest due through the April 2014 due dates. The funds for this payment were provided by dividends from the Bank.  In addition, on March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its preferred stock issued to the U.S. Treasury and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.  As a result of the aforementioned payments, there were no defaults upon senior securities as of March 31, 2014.

Item 5.

Other Information

None

Item 6	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
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

GREER BANCSHARES INCORPORATED

Dated: May 14, 2014	/s/ George W. Burdette
George W. Burdette
President and Chief Executive Officer

Dated: May 14, 2014	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC § 1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability