Form 10-Q
period 2014-06-30
GREER BANCSHARES INC
filed 2014-08-12
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes [   ]

No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2014
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

GREER BANCSHARES INCORPORATED

Consolidated Balance Sheets

(Unaudited)

(Dollars in thousands, except per share data)

Assets	June 30, 2014	December 31, 2013*

Cash and due from banks	$7,939	$5,203
Interest bearing deposits in banks	1,352	368
Federal funds sold	490	358
Cash and cash equivalents	9,781	5,929
Investment securities:
Available for sale	144,523	142,952
Loans, net of allowance for loan losses of $2,938 and $3,260, respectively	186,249	183,899
Loans held for sale	—	236
Premises and equipment, net	4,360	4,444
Accrued interest receivable	1,401	1,383
Restricted stock	2,370	2,637
Deferred tax asset	3,976	6,628
Other real estate owned	1,732	2,275
Bank owned life insurance	7,919	7,797
Other assets	985	715

Total Assets	$363,296	$358,895

Liabilities and Stockholders’ Equity

Liabilities:

Deposits:
Noninterest bearing	$44,488	$38,631
Interest bearing	217,697	214,757
Total deposits	262,185	253,388
Short term borrowings	—	2,000
Long term borrowings	72,571	72,341
Other liabilities	3,938	4,833

Total Liabilities	338,694	332,562

Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 4,863 and 9,993 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	4,863	9,980
Preferred stock, Series 2009-WP, no par value, 500 shares issued and outstanding at June 30, 2014 andDecember 31, 2013	500	502
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at June 30, 2014 and December 31, 2013	12,433	12,433
Additional paid in capital	3,781	3,779
Retained earnings	3,985	4,169
Accumulated other comprehensive income/(loss)	(960)	(4,530)

Total Stockholders’ Equity	24,602	26,333

Total Liabilities and Stockholders’ Equity	$363,296	$358,895

*This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Income

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
Interest Income:
Loans	$2,322	$2,413	$4,585	$4,962
Investment securities:
Taxable	839	678	1,685	1,319
Exempt from federal income tax	127	93	239	172
Federal funds sold	—	—	1	1
Other	3	2	4	5
Total interest income	3,291	3,186	6,514	6,459

Interest Expense:
Interest on deposit accounts	205	281	420	600
Interest on long term borrowings	430	424	861	848
Total interest expense	635	705	1,281	1,448
Net interest income	2,656	2,481	5,233	5,011
Provision for loan losses	—	(1,700)	(700)	(1,700)
Net interest income after provision for loan losses	2,656	4,181	5,933	6,711

Non-interest income:
Customer service fees	147	152	291	312
Gain on sale of investment securities	—	—	579	120
Other noninterest income	485	493	831	939
Total noninterest income	632	645	1,701	1,371

Non-interest expenses:
Salaries and employee benefits	1,396	1,342	2,716	2,641
Occupancy and equipment	177	177	363	339
Postage and supplies	52	55	99	99
Professional fees	132	98	200	170
FDIC deposit insurance assessments	117	116	234	249
Other real estate owned and foreclosure	80	60	138	293
Other	482	463	979	905
Total noninterest expenses	2,436	2,311	4,729	4,696
Income before income taxes	852	2,515	2,905	3,386

Provision/(benefit) for income taxes:	260	(3,956)	953	(3,910)
Net income	592	6,471	1,952	7,296

Preferred stock dividends and net discount accretion	(158)	(186)	(365)	(370)

Net income available to common shareholders	$434	$6,285	$1,587	$6,926

Basic net income per share of common stock	$0.17	$2.53	$0.64	$2.79

Diluted net income per share of common stock	$0.17	$2.53	$0.64	$2.79

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	6/30/14	6/30/13	6/30/14	6/30/13
Net income	$592	$6,471	$1,952	$7,296

Other comprehensive income, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $1,033 and $(1,799), respectively for the three month periods ended June 30, 2014 and June 30, 2013 and $2,036 and $(1,900), respectively for the six month periods ended June 30, 2014 and June 30, 2013.	2,006	(3,493)	3,952	(3,689)
Less reclassification adjustments for gains included in net income, net of tax expense/(benefit) of $0 and $0, respectively for the three month periods ended June 30, 2014 and June 30, 2013 and $197 and $41, respectively for the six month periods ended June 30, 2014 and June 30, 2013.	—	—	(382)	(79)
Other comprehensive income/(loss)	2,006	(3,493)	3,570	(3,768)

Comprehensive income	$2,597	$2,978	$5,522	$3,528

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Changes in Stockholders’ Equity

for the Six Months Ended June 30, 2014 and June 30, 2013

(Unaudited)

(Dollars in thousands)

	Preferred stock		Common Stock	Additional Paid In capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	2009-SP	2009-WP
Balances at December 31, 2013	$9,980	$502	$12,433	$3,779	$4,169	$(4,530)	$26,333

Net income	—	—	—	—	1,952	—	1,952
Other comprehensive income, net of tax	—	—	—	—	—	3,570	3,570
Amortization of premium and discount on
preferred stock	13	(2)	—	—	(11)	—	—
Preferred stock dividends declared	—	—	—	—	(2,125)	—	(2,125)
Preferred stock repurchased	(5,130)	—	—	—	—	—	(5,130)
Stock based compensation	—	—	—	2	—	—	2

Balances at June 30, 2014	$4,863	$500	$12,433	$3,781	$3,985	$(960)	$24,602

	Preferred stock		Common Stock	Additional Paid In capital	Retained Earnings/ (Deficit)	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
	2009-SP	2009-WP
Balances at December 31, 2012	$9,835	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—	—	—	—	7,296	—	7,296
Other comprehensive loss, net of tax	—	—	—	—	—	(3,768)	(3,768)
Amortization of premium and discount on
preferred stock	72	(8)	—	—	(64)	—	—
Stock based compensation	—	—	—	6	—	—	6

Balances at June 30, 2013	$9,907	$509	$12,433	$3,774	$2,570	$(2,719)	$26,474

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	6/30/14	6/30/13
Operating activities
Net income	$1,952	$7,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	184	176
Amortization of premiums on mortgage-backed securities	653	925
Gain on sale/call of investment securities	(579)	(120)
Gain on sale of equipment	(13)	—
Loss on sale of other real estate owned	—	76
Impairment loss on other real estate owned	109	288
Origination of loans held for sale	(8,640)	(9,871)
Proceeds from sales of loans held for sale	8,936	9,530
Loan loss provision/(reversal)	(700)	(1,700)
Decrease (increase) in deferred tax asset	2,652	(5,669)
Gain on sale of loans held for sale	(60)	(75)
Stock based compensation	2	6
Increase in cash surrender value of life insurance	(122)	(127)
Net change in:
Accrued interest receivable	(18)	58
Other assets	(270)	(197)
Accrued interest payable	133	82
Other liabilities	(1,088)	(388)
Net cash provided by operating activities	3,131	490

Investing activities
Activity in available-for-sale securities:
Sales	17,974	9,319
Maturities, payments and calls	3,421	26,748
Purchases	(19,470)	(50,172)
Net (increase) decrease in loans	(1,321)	8,459
Proceeds from redemption of FHLB stock	267	183
Proceeds from sale of other real estate owned	105	2,008
Purchase of premises and equipment	(87)	(117)
Net cash provided by(used for) investing activities	889	(3,572)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED

Consolidated Statements of Cash Flows (continued)

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	6/30/14	6/30/13
Financing activities
Net increase in deposits	$8,797	$5,416
Repayment of notes payable to FHLB	(51,125)	(38,100)
Proceeds from notes payable to FHLB	49,375	37,200
Repurchase of Preferred Stock	(5,130)	—
Proceeds from subordinated debt	1,980	—
Preferred dividends paid	(2,065)	—
Net decrease in short term borrowings	(2,000)	—
Net cash provided by (used for) financing activities	(168)	4,516

Net increase in cash and cash equivalents	3,852	1,434

Cash and equivalents, beginning of period	5,929	10,251
Cash and equivalents, end of period	$9,781	$11,685

Cash paid for:
Income taxes	$134	$158
Interest	$1,187	$1,366

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$—	$1,178
Loans to facilitate sale of other real estate owned	$329	$61
Unrealized gains/(losses) on available for sale investment securities, net of tax	$3,570	$(3,768)
Preferred stock dividends declared not paid	$60	$—

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

Note 2 – Net Income per Common Share

Basic and diluted net income per common share is computed by dividing net income adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and six month periods ended June 30, 2014 and June 30, 2013. Anti-dilutive options totaling 213,045 and 227,894 have been excluded from the income per share calculation for the three and six months ended June 30, 2014 and June 30, 2013, respectively.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. The Company does not believe a valuation allowance is required. The Company is three years cumulatively profitable and has been profitable for the last eleven quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Available for sale securities:
US government and other agency obligations	$38,542	$—	$38,542	$—
Mortgage-backed securities	60,518	—	60,518	—
Municipal securities	45,463	—	45,463	—
Total available for sale securities	$144,523	$—	$144,523	$—

December 31, 2013
Available for sale securities:
US government and other agency obligations	$24,452	$—	$24,452	$—
Mortgage-backed securities	76,725	—	76,725	—
Municipal securities	41,179	—	41,179	—
Collateralized debt obligation	596	—	—	596
Total available for sale securities	$142,952	$—	$142,356	$596

There were no liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consisted of one collateralized debt obligation, recorded at fair value on a recurring basis for the six months ended June 30, 2014 is as follows:

(Dollars in thousands)

Level 3 Assets
Fair value, December 31, 2013	$596
Total unrealized income/(loss) included in other comprehensive income	—
Transfers out of Level 3, due to sale of security	(596)
Fair value, June 30, 2014	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2014 or June 30, 2013.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the relevant period. Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	6/30/14	Level 1	Level 2	Level 3
Impaired loans	$1,766	$—	$—	$1,766
OREO	1,732	—	—	1,732

		Fair Value Measurements at Reporting Date Using
Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans	$1,875	$—	$—	$1,875
OREO	2,275	—	—	2,275

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

—

Fair value approximates carrying amount for cash and due from banks due to the short-term nature of the instruments.

—

Investment securities are valued using quoted fair market prices for actively traded securities, pricing models for investment securities traded in less active markets and discounted future cash flows for securities with no active market.

—

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

—

Fair value for loans held for sale is based on the historical premium values obtained on such loans.

—

Due to the redemptive provisions of the restricted stock, fair value equals cost. The carrying amount is adjusted for any other than temporary declines in value.

—

The carrying amount for the cash surrender value of life insurance is a reasonable estimate of fair value.

—

The carrying value for accrued interest receivable and payable is a reasonable estimate of fair value.

—

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

—

Fair value for federal funds sold and purchased is based on the carrying amount since these instruments typically mature within three days from the transaction date.

—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Management uses its best judgment in estimating fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented. The estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	June 30, 2014	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$9,781	$9,781	$—	$—
Investment securities	144,523	—	144,523	—
Loans – net	186,249	—	180,691	1,766
Restricted stock	2,370	—	2,370	—
Accrued interest receivable	1,401	—	1,401	—
Bank owned life insurance	7,919	—	7,919	—

Financial liabilities
Deposits	$262,185	$—	$262,364	$—
Repurchase agreements	15,000	—	16,142	—
Notes payable to FHLB	44,250	—	45,031	—
Junior subordinated debentures	11,341	—	11,340	—
Subordinated debentures	1,980	—	1,980	—
Accrued interest payable	410	—	410	—

	December 31, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,929	$5,929	$—	$—
Investment securities	142,952	—	142,356	596
Loans – net	183,899	—	178,049	1,875
Loans held for sale	236	—	236	—
Restricted stock	2,637	—	2,637	—
Accrued interest receivable	1,383	—	1,383	—
Bank owned life insurance	7,797	—	7,797	—

Financial liabilities
Deposits	$253,388	$—	$253,388	$—
Fed Funds Purchased	2,000	—	2,000	—
Repurchase agreements	15,000	—	16,377	—
Notes payable to FHLB	46,000	—	47,125	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	1,161	—	1,161	—

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 5 – Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities, as of June 30, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$39,544	$287	$1,289	$38,542
Mortgage-backed securities	61,059	283	824	60,518
Municipal securities	45,374	586	497	45,463
	$145,977	$1,156	$2,610	$144,523

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$26,972	$—	$2,520	$24,452
Mortgage-backed securities	79,418	99	2,792	76,725
Municipal securities	43,116	133	2,070	41,179
Collateralized debt obligation	310	286	—	596
	$149,816	$518	$7,382	$142,952

The amortized cost and estimated fair value of investment securities at June 30, 2014 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected and actual maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$—	$—
Over 1 year through 5 years	2,310	2,312
After 5 years through 10 years	16,935	17,038
Over 10 years	65,673	64,655
	84,918	84,005
Mortgage backed securities	61,059	60,518
Total	$145,977	$144,523

Investment securities with an aggregate book value of $72,343,000 and $68,853,000 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The fair value of securities currently in a loss position at June 30, 2014 and December 31, 2013 is shown below:

(Dollars in thousands)

	Less Than Twelve Months		Over Twelve Months
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$3,792	$31	$21,549	$1,258
Mortgage backed securities	5,688	82	28,165	742
Municipal securities	1,433	1	18,880	496
Total	$10,913	$114	$68,594	$2,496

	Less Than Twelve Months		Over Twelve Months
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$20,959	$2,099	$3,493	$421
Mortgage backed securities	57,739	2,166	11,596	626
Municipal securities	27,664	1,666	4,492	404
Total	$106,362	$5,931	$19,581	$1,451

Management believes all of the Company’s unrealized losses as of June 30, 2014 and December 31, 2013 are temporary and as a result of temporary changes in the market. Twelve U.S. government and other agency obligation securities, nineteen mortgage-backed securities and thirty-seven municipal securities had unrealized losses at June 30, 2014. Eleven U.S. government and other agency obligation securities, thirty-three mortgage-backed securities and fifty-six municipal securities had unrealized losses at December 31, 2013. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to the issuer’s credit. We believe that the Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the six months ended June 30, 2014 and June 30, 2013 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Six Months Ended	Six Months Ended
	6/30/14	6/30/13
Gross realized gains	$595	$120
Gross realized losses	(16)	—
Net gain on sale of securities	$579	$120

Call/Sale proceeds	$17,724	$24,334

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Changes in accumulated other comprehensive income/(loss) by component for the period ended June 30, 2014 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)

Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$(4,530)
Other comprehensive income before reclassifications	3,952
Amounts reclassified from accumulated other comprehensive income/(loss)	(382)
Net current-period other comprehensive income	3,570
Ending balance	$(960)

Note 6 – Loans

A summary of loans outstanding by major classification as of June 30, 2014 and December 31, 2013 follows:

(Dollars in thousands)

	June 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$24,253	$26,842
Leases & other	2,806	3,174
Total commercial and industrial:	27,059	30,016

Commercial real estate:
Construction/land	24,596	24,286
Commercial mortgages – owner occupied	34,133	30,908
Other commercial mortgages	51,223	49,297
Total commercial real estate	109,952	104,491

Consumer real estate:
1-4 residential	32,438	33,644
Home equity loans and lines of credit	16,160	16,085
Total consumer real estate	48,598	49,729

Consumer installment:	3,578	2,923
Total loans	189,187	187,159
Allowance for loan losses	(2,938)	(3,260)

Net loans	$186,249	$183,899

The table above includes net deferred loan fees that totaled $71,000 and $22,000 at June 30, 2014 and December 31, 2013, respectively. Loans totaling $82,365,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve at June 30, 2014.

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Non-accrual loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 were as follows:

Commercial and industrial:

(Dollars in thousands)
	June 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$—	$20
Leases & Other	—	—
Commercial real estate:
Construction/land	—	—
Commercial mortgages – owner occupied	269	283
Other commercial mortgages	1,353	1,411
Consumer real estate:
1-4 residential	—	764
Home equity loans and lines of credit	—	74
Consumer installment:
Consumer installment	—	—
Total	$1,622	$2,552

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $54,000 and $130,000 for the six months ended June 30, 2014 and June 30, 2013, respectively.

Past due loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

June 30, 2014	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$603	$—	$603	$23,650	$24,253	$—
Leases & other	—	—	—	2,806	2,806	—
Commercial real estate:
Construction/land	—	—	—	24,596	24,596	—
Commercial mortgages – owner occupied	—	78	78	34,055	34,133	—
Other commercial mortgages	35	—	35	51,188	51,223	—
Consumer real estate:
1-4 residential	544	—	544	31,894	32,438	—
Home equity loans and lines of credit	100	—	100	16,060	16,160	—
Consumer installment:
Consumer installment	1	—	1	3,577	3,578	—

Total	$1,283	$78	$1,361	$187,826	$189,187	$—

December 31, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$—	$20	$20	$26,822	$26,842	$—
Leases & other	—	—	—	3,174	3,174	—
Commercial real estate:
Construction/land	—	—	—	24,286	24,286	—
Commercial mortgages – owner occupied	103	78	181	30,727	30,908	—
Other commercial mortgages	—	—	—	49,297	49,297	—
Consumer real estate:
1-4 residential	556	675	1,231	32,413	33,644	—
Home equity loans and lines of credit	88	75	163	15,922	16,085	—
Consumer installment:
Consumer installment	42	—	42	2,881	2,923	—

Total	$789	$848	$1,637	$185,522	$187,159	$—

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible in management’s opinion.

Impaired loans, segregated by class of loans, as of June 30, 2014 and December 31, 2013, were as follows:

 (Dollars in thousands)

June 30, 2014	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$785	$785	$—	$785	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages – owner occupied	416	269	116	385	55
Other commercial mortgages	2,053	1,402	28	1,430	4
Consumer real estate:
1-4 residential	556	36	520	556	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,910	$2,592	$664	$3,256	$91

December 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$845	$825	$20	$845	$20
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages – owner occupied	431	283	117	400	56
Other commercial mortgages	2,372	1,720	29	1,749	5
Consumer real estate:
1-4 residential	244	38	206	244	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,992	$2,966	$372	$3,338	$113

As noted above, the Bank had impaired loans with outstanding balances of $3,256,000 and $3,338,000 at June 30, 2014 and December 31, 2013, respectively. Impaired loans with either charge-offs or specific reserves totaled $2,862,000 (gross of charge-off) at June 30, 2014. Of this amount $654,000 has been charged-off and $91,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $2,641,000 (gross of charge-off) at December 31, 2013. Of this amount $654,000 had been charged-off and $113,000 had been specifically reserved.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans for and as of the time periods listed below is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 6-30-14	Average Recorded Investment for six months ended 6-30-14	Gross Interest Income for three months ended 6-30-14	Gross Interest Income for six months ended 6-30-14
Commercial and industrial:
Commercial	$793	$803	$12	$32
Commercial real estate:
Construction/land	100	100	1	3
Commercial mortgages owner occupied	387	392	1	4
Commercial mortgages – other	1,442	1,582	13	43
Consumer real estate:
1-4 residential	557	452	5	9
Consumer Installment	—	—	—	—
Total	$3,279	$3,329	$32	$91

	Average Recorded Investment for three months ended 6-30-13	Average Recorded Investment for six months ended 6-30-13	Gross Interest Income for three months ended 6-30-13	Gross Interest Income for six months ended 6-30-13
Commercial and industrial:
Commercial	$969	$1,007	$15	$31
Commercial real estate:
Construction/land	289	313	5	9
Commercial mortgages owner occupied	1,697	1,626	30	62
Commercial mortgages – other	1,886	2,015	20	41
Consumer real estate:
1-4 residential	246	274	2	5
Consumer Installment	—	—	—	—
Total	$5,087	$5,235	$72	$148

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

—

Risk ratings 1-3 (Pass) - These risk ratings include loans to high credit quality borrowers with satisfactory credit and repayment history, stable trends in industry and company performance, management that exhibits average strength in comparison to others in the industry, sound repayment sources and average to above average individual or guarantor support.

—

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

—

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

—

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

—

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

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of June 30, 2014 and December 31, 2013.

 (Dollars in thousands)

June 30, 2014	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$6,228	$11,330	$6,048	$647	$24,253
Leases & other	2,806	—	—	—	2,806
Commercial real estate:
Construction/land	9,698	9,253	621	5,024	24,596
Commercial mortgages – owner occupied	13,504	15,888	3,088	1,653	34,133
Other commercial mortgages	7,325	39,719	1,972	2,207	51,223
Consumer real estate:
1-4 residential	23,617	4,869	2,033	1,919	32,438
Home equity loans and lines of credit	14,562	968	212	418	16,160
Consumer installment:
Consumer installment	3,341	92	127	18	3,578
Total	$81,081	$82,119	$14,101	$11,886	$189,187

December 31, 2013	Risk rating 1- 3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,556	$12,239	$6,133	$914	$26,842
Leases & other	3,174	—	—	—	3,174
Commercial real estate:
Construction/land	10,915	7,403	300	5,668	24,286
Commercial mortgages – owner occupied	12,823	15,504	700	1,881	30,908
Other commercial mortgages	10,848	33,069	2,691	2,689	49,297
Consumer real estate:
1-4 residential	23,997	4,805	1,906	2,936	33,644
Home equity loans and lines of credit	14,261	1,150	205	469	16,085
Consumer installment:
Consumer installment	2,667	106	130	20	2,923
Total	$86,241	$74,276	$12,065	$14,577	$187,159

There were no loans with a risk rating of 7 as of June 30, 2014 or as of December 31, 2013.

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

The allowances established for losses on specific loans are based on our regular analysis and evaluation of problem loans. Loans are classified based  on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. When a loan has a calculated grade of 6 or higher, we perform an analysis on the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. We determine specific valuation allowances by analyzing, among other things, the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry.

We calculate historical valuation allowances based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off, adjusted for various qualitative factors. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on an average twelve quarter history of actual charge-offs experienced within the loan pools. We establish an adjusted historical valuation allowance for each pool of similar loans based upon the product of the adjusted historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the six months ended June 30, 2014 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2013	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	June 30, 2014
Commercial and industrial:	$167	$134	$—	$32	$28	$297
Commercial real estate:	2,668	(147)	(700)	1	419	2,239
Consumer real estate:	399	12	—	57	20	373
Consumer installment:	26	1	—	2	3	29
Total	$3,260	$—	$(700)	$92	$470	$2,938

The change in the allowance for loan losses for the six months ended June 30, 2013 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2012	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	June 30, 2013
Commercial and industrial:	$665	$(177)	$(141)	$5	$61	$403
Commercial real estate:	3,205	267	(1,539)	20	274	2,187
Consumer real estate:	516	(86)	(15)	170	49	294
Consumer installment:	43	(4)	(5)	5	3	32
Total	$4,429	$—	$(1,700)	$200	$387	$2,916

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the three months ended June 30, 2014 is summarized as follows:

(Dollars in thousands)

	Mar 31, 2014	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	June 30, 2014
Commercial and industrial:	$339	$(48)	$—	$—	$6	$297
Commercial real estate:	2,182	43	—	—	14	2,239
Consumer real estate:	381	17	—	44	19	373
Consumer installment:	40	(12)	—	1	2	29
Total	$2,942	$—	$—	$45	$41	$2,938

The change in the allowance for loan losses for the three months ended June 30 2013 is summarized as follows:

(Dollars in thousands)

	Mar 31, 2013	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	June 30, 2013
Commercial and industrial:	$509	$—	$(141)	$5	$40	$403
Commercial real estate:	3,470	—	(1,539)	2	258	2,187
Consumer real estate:	479	—	(15)	170	—	294
Consumer installment:	40	—	(5)	4	1	32
Total	$4,498	$—	$(1,700)	$181	$299	$2,916

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)

June 30, 2014	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$785	$1,915	$556	$—	$3,256
Loans collectively evaluated for impairment	26,274	108,037	48,042	3,578	185,931
Balance June 30, 2014	$27,059	$109,952	$48,598	$3,578	$189,187

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$59	$32	$—	$91
Loans collectively evaluated for impairment	345	2,136	324	41	2,847
Balance June 30, 2014	$345	$2,195	$356	$41	$2,938

December 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total

Loans individually evaluated for impairment	$845	$2,249	$244	$—	$3,338
Loans collectively evaluated for impairment	29,171	102,242	49,485	2,923	183,821
Balance December 31, 2013	$30,016	$104,491	$49,729	$2,923	$187,159

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$20	$61	$32	$—	$113
Loans collectively evaluated for impairment	147	2,608	367	25	3,147
Balance December 31, 2013	$167	$2,669	$399	$25	$3,260

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,858,000 and $2,937,000 at June 30, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,543,000 and $1,635,000 at June 30, 2014 and December 31, 2013, respectively. The decrease in TDRs from December 31, 2013 to June 30, 2014 was primarily the result of principal reductions through payments.

Loans that were modified into TDRs for the three and six months ended June 30, 2014 are listed in the table below. Balances reflected are those balances immediately after modification.

(Dollars in thousands)

Extended payment term and rate concession	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Consumer real estate:
1-4 residential	1	$316	$316
Total	1	$316	$316

There were no TDRs in default within twelve months of their modification date during the three and six month periods ended June 30, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. Early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09, but does not expect these amendments to have a material effect on its financial statements.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

In June 2014, the FASB issued ASU No. 2014-11, "Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." This guidance makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. As of June 30, 2014, all of the Company's repurchase agreements were typical in nature and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period"  which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of June 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

On January 30, 2009, the Company issued 9,993 shares of its Series 2009-SP cumulative perpetual preferred stock and warrants to purchase an additional 500 shares of cumulative perpetual preferred stock (which warrants were immediately exercised) to the U.S. Treasury under the Troubled Asset Relief Program (“TARP”) for aggregate consideration of $9,993,000. On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock (“TARP Preferred Stock”), beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividend payments was made in consultation with the Federal Reserve Bank of Richmond (the “FRB”). The terms of the TARP Preferred Stock prohibited the Company from paying any dividends on its common stock while payments on the TARP Preferred Stock were in arrears. On March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its TARP Preferred Stock and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.

On March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 of principal of the TARP Preferred Stock. The funds for this payment were provided by dividends from the Bank.

On June 11, 2014, after receiving regulatory approval, the Company issued an aggregate principal amount of $1,980,000 of Series A 5% Subordinated Notes due June 30, 2022 (the “Series A Notes”) in a private placement. The Series A Notes will initially accrue interest at a rate of 5% per annum, payable at the end of each calendar quarter. The interest rate will increase to 7% per annum, effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series A Notes at any time after June 30, 2016. The Series A Notes are not convertible into the common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

There is no limitation on the Company’s right to issue additional indebtedness on par with or senior to the Series A Notes. The sole purpose of the Series A Note offering was to repurchase a portion of the Company’s outstanding TARP Preferred Stock, and therefore, on June 11, 2014, after receiving regulatory approval, the Company repurchased $1,980,000 of principal of the TARP Preferred Stock.

On March 1, 2011, the Bank entered into a Consent Order (the “Consent Order”)  with the Federal Deposit Insurance Corporation “FDIC”)  and the South Carolina Board of Financial Institutions (“S.C. Bank Board”). The Consent Order required the Bank to take specific steps regarding, among other things, its management, capital levels, asset quality, lending practices, liquidity and profitability to improve the safety and soundness of the Bank’s operations, each as described and set forth in the Consent Order.

Effective March 20, 2013, as a result of the steps the Bank took in complying with the Consent Order and the Bank’s improvement with regard to such matters, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with a Memorandum of Understanding (“MOU”), which became effective on January 31, 2013. The MOU was based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU was a step down in corrective action requirements as compared to the Consent Order. The MOU required the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. On April 21, 2014, the Company received notice that effective April 17, 2014, the MOU was terminated entirely.

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

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with a Memorandum of Understanding (the “FRB MOU”), which became effective May 29, 2013. The FRB MOU was a step down in corrective action requirements as compared to the Written Agreement and reflected an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU required the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. On June 2, 2014, the Company received notice that effective May 30, 2014, the FRB MOU was terminated entirely.

Note 9 – Securities Sold Under Agreements to Repurchase

The Company has previously entered into an agreement under which it sells U.S. Agency pass thru securities or better, subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, this repurchase agreement is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company's consolidated statements of condition, while the securities underlying the repurchase agreement remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default. The Company had $15,000,000 in a repurchase agreement as of June 30, 2014 and December 31, 2013.

GREER BANCSHARES INCORPORATED

Notes to Consolidated Financial Statements

Note 10 – Subsequent Events

On July 23, 2014, after receiving regulatory approval, the Company issued an aggregate principal amount of $3,975,000 of Series B 5% Subordinated Notes due June 30, 2022 (the “Series B Notes”) in a private placement. The Series B Notes will initially accrue interest at a rate of 5% per annum, payable at the end of each calendar quarter. The interest rate will increase to 7% per annum, effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series B Notes at any time after June 30, 2016. The Series B Notes are not convertible into the common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security. There is no limitation on the Company’s right to issue additional indebtedness on par with or senior to the Series B Notes. The sole purpose of the Series B Note offering was to repurchase the TARP Preferred Stock, and therefore, on July 23, 2014, after receiving regulatory approval, the Company repurchased the remaining $5,363,000 of principal of the TARP Preferred Stock using the funds from the Series B Notes and dividends from the Bank.

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

Allowance for Loan Losses – The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when we determine the ultimate uncollectability of the loan balance. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance for loan losses on a monthly basis. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Due to improved bank credit quality metrics, net recoveries during the period, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014. Management did not change the methodology used in determining the loan loss allowance. Management believes that the allowance for loan losses as of June 30, 2014 is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and/or insignificant payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

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

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 as well as the results for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. There was no provision for loan losses during the quarters ended June 30, 2014 or June 30, 2013. (See “Provision for Loan Losses” for a detailed discussion of this process.) Due to improved credit quality bank metrics, a net recovery of previously charged off amounts, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014 and $1,700,000 during the second quarter of 2013.

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $434,000 available to common shareholders, or $.17 per diluted common share, for the quarter ended June 30, 2014, compared to consolidated net income of $6,285,000 available to common shareholders, or $2.53 per diluted common share, for the quarter ended June 30, 2013. For the six months ended June 30, 2014, the Company reported consolidated net income of $1,587,000 attributed to common shareholders, or $.64 per diluted common share, compared to a consolidated net income attributed to common shareholders of $6,926,000, or $2.79 per diluted common share, for the six months ended June 30, 2013. The results for the first six months of 2014 were positively impacted by the non-cash reversal of $700,000 in loan loss provision as well as $579,000 in securities gains. The results for the first six months of 2013 were positively impacted by the non-cash reversal of $1,700,000 in loan loss provision as well as the non-cash reversal of the deferred tax asset valuation allowance resulting in a tax benefit of $3,910,000.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended June 30, 2014 was $3,291,000, compared to $3,186,000 for the quarter ended June 30, 2013, an increase of $105,000, or 3.3%. Total interest income for the six months ended June 30, 2014 was $6,514,000, compared to $6,459,000 for the six months ended June 30, 2013, an increase of $55,000, or 0.9%. Interest and fees on loans is the largest component of total interest income and decreased $91,000, or 3.8%, to $2,322,000 for the quarter ended June 30, 2014, compared to $2,413,000 for the quarter ended June 30, 2013, and decreased $377,000, or 7.6%, to $4,585,000 for the six months ended June 30, 2014, compared to $4,962,000 for the six months ended June 30, 2013. The decrease in interest and fees on loans for the quarterly comparison was the result of reductions of $2,163,000 in average loan balances for the three months ended June 30, 2014, compared to the same period in 2013 and reductions in average yields on the Company’s loan portfolio from 5.10% for the quarter ended June 30, 2013 to 4.96% for the quarter ended June 30, 2014. The decrease in interest and fees on loans for the six month comparison was the result of reductions of $5,088,000 in average loan balances for the six months ended June 30, 2014, compared to the same period in 2013, and reductions in average yields on the Company’s loan portfolio from 5.20% for the six months ended June 30, 2013 to 4.93% for the six months ended June 30, 2014.The decrease in loan volume and loan yield is attributed to an overall market decrease in loan demand.

Interest income on investment securities increased by $195,000 in the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013. The increase was due to an increase in the tax equivalent investment yields from 2.32% to 2.81% as well as an  increase in the average balance of investments from $141,127,000 to $146,796,000 for the three month periods ended June 30, 2013 and June 30, 2014, respectively.

Interest income on investment securities increased by $433,000 in the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013. The increase was due to an increase in the tax equivalent investment yields from 2.26% to 2.80% as well as an  increase in the average balance of investments from $139,724,000 to $146,062,000 for the six month periods ended June 30, 2013 and June 30, 2014, respectively.

The Company’s total interest expense declined for the three months ended June 30, 2014 by $70,000, or 9.9%, compared to the same period in 2013. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined due to decreases in average interest rates from 0.50% to 0.37% for the three month periods ended June 30, 2013 and June 30, 2014, respectively, and a reduction due to normal fluctuations of average interest bearing deposits of $3,403,000 during the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013.

The Company’s total interest expense declined for the six months ended June 30, 2014 by $167,000, or 11.5%, compared to the same period in 2013. Deposit interest expense declined due to decreases in average interest rates from 0.54% to 0.38% for the six month periods ended June 30, 2013 and June 30, 2014, respectively, and a reduction due to normal fluctuations of average interest bearing deposits of $4,294,000 during the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013.

Interest on long term borrowings increased slightly to $430,000 from $ $426,000 for the three month period ended June 30, 2014 compared to June 30, 2013. Average long term borrowings outstanding increased by $444,000 for the quarter ended June 30, 2014 compared to the same period in 2013. Average rates on long term borrowings decreased to 3.03% from 3.12% for the three months ended June 30, 2014 compared to the same period in 2013. The long term borrowing rate decrease for the three month period ended June 30, 2014 compared to the three month period ended June 30, 2013 was the result of market repricing upon the maturity of FHLB borrowings.

Interest on long term borrowings increased $13,000, or 1.5% for the six month period ended June 30, 2014 compared to the same period in 2013. The increase in long term interest expense for the six months ended June 30, 2014 compared to the same period in 2013 was the result of a decrease in average yields on long term borrowings combined with a slight increase in average long term borrowings outstanding. Average long term borrowings outstanding increased by $228,000 for the six months ended June 30, 2014 compared to the same period in 2013. Average rates on long term borrowings decreased to 3.09% from 3.13% for the six months ended June 30, 2014 compared to the same period in 2013. The long term borrowing rate decrease for the six month period ended June 30, 2014 compared to the six month period ended June 30, 2013 was the result of market repricing upon the maturity of FHLB borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and generally is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses increased $181,000, or 7.3%, for the quarter ended June 30, 2014, compared to the same period in 2013. Net interest income before provision for loan losses increased $228,000, or 4.6%, for the six months ended June 30, 2014, compared to the same period in 2013.

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

There was no provision for loan losses during the six months ended June 30, 2014 or June 30, 2013. The amount of provision is based on the results of the loan loss model. Due to improved bank credit quality metrics (historical loss calculations in particular), net recovery of previously charged-off amounts, and a reduction in our loan portfolio size, the Bank determined that the loan loss allowance was overstated and made a non-cash reversal of $700,000 of previous provisions in the first quarter of 2014 and $1,700,000 in the second quarter of 2013. Non-performing assets have decreased from $7,071,000 for the quarter ended June 30, 2013 to $3,354,000 for the quarter ended June 30, 2014. Also, the Bank experienced net recoveries during the six month period ended June 30, 2014 of $378,000. See the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income remained stable with a slight decrease of $13,000 for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. Noninterest income increased $330,000 for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase was primarily due to an increase of $459,000 in securities gains.

Noninterest Expenses

Total noninterest expenses increased $125,000, or 5.4%, for the quarter ended June 30, 2014, to $2,436,000 compared to $2,311,000 for the quarter ended June 30, 2013. Salaries and employee benefits, the largest component of noninterest expenses, increased $54,000 for the three months ended June 30, 2014 compared to the same period in 2013. This increase was due to normal wage increases along with increases in staff. Professional expenses increased $34,000 primarily due to legal costs associated with the Company’s subordinated debt offering. OREO and foreclosure expenses increased $20,000 primarily as a result of reduced net gains on sales which were offset by decreased expenses overall due to the reduction in volume of OREO. The three months ended June 30, 2013 had $193,000 in net OREO gains on sale compared to $55,000 in the three months ended June 30, 2014.

Total noninterest expenses increased $33,000, or 0.7%, for the six months ended June 30, 2014, to $4,729,000 compared to $4,696,000 for the six months ended June 30, 2013. Salaries and employee benefits, the largest component of noninterest expenses, increased $75,000 for the six months ended June 30, 2014 compared to the same period in 2013. This increase was due to normal wage increases along with increases in staff. Occupancy and Equipment expenses increased $24,000 due to new equipment purchases. Professional expenses increased $30,000 primarily due to legal costs associated with the Company’s subordinated debt offering. OREO and foreclosure expenses decreased $155,000 primarily as a result of decreased valuation adjustments on properties held for sale. The six months ended June 30, 2013 had $288,000 in OREO valuation adjustments on properties compared to $109,000 in the six months ended June 30, 2014.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the three months ended June 30, 2014 and June 30, 2013. Also, the Bank had state tax expense in the three months ended June 30, 2014 and June 30, 2013 due to net income at the Bank level. See “Critical Accounting Policies – Income Taxes” and “Critical Accounting Policies – Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, management considered both positive and negative evidence including recent earnings trends, projected earnings and asset quality. As of June 30, 2014, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences. The Company is three years cumulatively profitable and has been profitable for the last eleven quarters. The Bank is deemed to be “well capitalized” with Tier one leverage and Total risk based capital ratios of 9.92% and 16.61%, respectively. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

BALANCE SHEET REVIEW

Loans

The Company’s outstanding loans represented the largest component of earning assets at 55.5% of total earning assets as of June 30, 2014. The Company’s gross loans totaled $189,186,000 as of June 30, 2014, an increase of $2,027,000, or 1.1%, from gross loans of $187,159,000 as of December 31, 2013. Adjustable rate loans totaled 46.8% of the Company’s loan portfolio as of June 30, 2014, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority located in the Company’s local market area.

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

Allowance for Loan Losses

The Company’s allowance for loan losses at June 30, 2014 was $2,938,000, or 1.55% of gross loans outstanding, compared to $3,260,000 or 1.74% of gross loans outstanding at December 31, 2013. The net decrease of 0.19% in the allowance ratio was a result of a reduced loan portfolio size and improved loan credit quality metrics, in particular, historical loan loss experience and net recoveries during 2014 that warranted a non-cash provision reversal of $700,000 during the first quarter of 2014. The allowance at June 30, 2014 included an allocation of $91,000 related to specifically identified impaired loans compared to an allocation of $113,000 related to specifically identified impaired loans at December 31, 2013.

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

At June 30, 2014, the Company had $3,354,000 in non-performing assets, comprised of non-accruing loans of $1,622,000 and $1,732,000 in OREO. This compares to $4,827,000 in non-performing assets, comprised of $2,552,000 in non-accruing loans and $2,275,000 in OREO at December 31, 2013. All of the non-performing loans were real estate loans at June 30, 2014. All nonperforming real estate loans have annual appraisals to support the loan balances.

The Company had a net recovery of charge-offs of $378,000 and $187,000 for the first six months of 2014 and 2013, respectively. The allowance for loan losses as a percentage of non-performing loans was 181.1% and 127.7% as of June 30, 2014 and December 31, 2013, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,858,000 and $2,937,000 at June 30, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,543,000 and $1,635,000 at June 30, 2014 and December 31, 2013, respectively. This decrease in TDRs was a result of principal reductions through payments.

The Company’s potential problem loans, which are not included in non-performing or impaired loans, amounted to $10,264,000, or 5.4%  of total loans outstanding at June 30, 2014 compared to $12,025,000, or 6.4% of totals loans outstanding at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of June 30, 2014, investment securities totaled $144,523,000 or 43.1% of total earning assets. Investment securities as of June 30, 2014 increased $1,571,000, or 1.1%, from $142,952,000 as of December 31, 2013, due to the purchase of $4,998,000 in municipal securities and $14,472,000 in U.S. government and other agency obligations, offset by the call or maturity of two securities totaling $1,250,000, the sale, net of gains and losses, of thirteen securities totaling $17,395,000, cash inflows from principal payments on mortgage backed securities of $2,171,000, premium amortization on securities of $653,000, and a decrease in unrealized losses of $3,570,000.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $9,781,000 at June 30, 2014, compared to $5,929,000 at December 31, 2013, an increase of $3,852,000. This is a normal fluctuation. Balances due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. At June 30, 2014 and December 31, 2013, interest bearing deposits comprised 83.0% and 84.8% of total deposits, respectively. Total deposits increased to $262,185,000 as of June 30, 2014 compared to $253,388,000 as of December 31, 2013. An increase of $5,857,000 in demand deposits and $9,174,000 in savings and negotiable order of withdrawal accounts was offset by a decrease of $6,234,000 in retail certificates of deposit. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by $11,943,000 in the six months ended June 30, 2014. The increase in core deposits as well as total deposits is seasonal due to several public agency accounts that increase due to tax revenue in the first quarter and then subsequently decline in the second through the fourth quarters.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the FHLB of Atlanta, and subordinated debentures. At June 30, 2014, total borrowings were $72,571,000, compared with $74,341,000 as of December 31, 2013. At June 30, 2014 and December 31, 2013, long term repurchase agreements were $15,000,000. Notes payable to the FHLB of Atlanta totaled $44,250,000 and $48,000,000 as of June 30, 2014 and December 31, 2013, respectively. The weighted average rate of interest for the Company’s portfolio of FHLB of Atlanta advances was 2.05% and 1.91% as of June 30, 2014 and December 31, 2013, respectively. The weighted average remaining maturity for FHLB of Atlanta advances was 0.98 years as of June 30, 2014 and 1.26 years as of December 31, 2013.

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

On June 11, 2014 the Company issued $1,980,000 of Series A 5% Subordinated Notes due June 30, 2022 (the “Series A Notes”) in a private placement. The Series A Notes initially accrue interest at a rate of 5% payable at the end of each calendar quarter. The interest rate increases to 7% effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series A Notes at any time after June 30, 2016. The Series A Notes are not convertible into the common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security.

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At June 30, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled $35,836,000 and $31,324,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity – Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Bank’s ability to provide funds to meet the needs of depositors and borrowers. The Bank’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Bank must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Bank are met primarily through two categories of funding: core deposits and borrowings. In the first six months of 2014, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Bank’s mix of liabilities. At June 30, 2014, core deposits totaled $217,659,000, or 83.0%, of the Bank’s total deposits, compared to $205,756,000, or 81.2%, of the Bank’s total deposits as of December 31, 2013.

Unsecured lines of credit with correspondent banks are also sources of liquidity. The Bank had unsecured federal funds lines of credit with correspondent banks totaling $19,500,000 and $16,000,000 available for use as of June 30, 2014 and December 31, 2013, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $44,250,000 and $48,000,000 at June 30, 2014 and December 31, 2013, respectively. Unused available FHLB borrowings totaled $46,100,000 and $43,020,000 at June 30, 2014 and December 31, 2013, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for $13,044,000 in unused available credit as of June 30, 2014.

The Bank’s liquidity ratio (cash, federal funds and unpledged securities available for sale divided by total deposits) has decreased from 35.6% to 33.9% from December 31, 2013 to June 30, 2014 primarily as a result of the Bank’s increased pledging of securities for certain deposits.

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

Liquidity – Parent Holding Company

Greer Bancshares Incorporated, the Bank’s parent holding company (the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs include interest on junior subordinated debt and dividends on preferred stock issued as a part of the Troubled Asset Relief Program. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Bank and rental income of land leased to the Bank. The Company had $60,000 in cash as of June 30, 2014 to meet short term liquidity needs. The Company will require funding from the Bank in the following quarter due to scheduled payments for subordinated debt interest and preferred stock dividends as discussed below.

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

On January 6, 2011, the Company gave notice to the U.S. Treasury Department that the Company was suspending the payment of regular quarterly cash dividends on the TARP cumulative perpetual preferred stock, beginning with the February 15, 2011 dividend. The decision to elect the deferral of interest payments and to suspend the dividend payments was made in consultation with the FRB. The terms of the TARP cumulative perpetual preferred stock prohibited the Company from paying any dividends on its common stock while payments on the TARP Preferred Stock were in arrears. On March 4, 2014, after receiving regulatory approval, the Company resumed the payment of regular quarterly cash dividends on its TARP Preferred Stock issued to the U.S. Treasury and paid all $1,928,247 of deferred dividend amounts due. The funds for this payment were provided by dividends from the Bank.

On March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 of principal of the TARP Preferred Stock. The funds for this payment were provided by dividends from the Bank.

On June 11, 2014, after receiving regulatory approval, the Company repurchased $1,980,000 of principal of the TARP Preferred Stock. The funds for this payment were provided by subordinated debt issued as described above in Note 8 to the Financial Statements.

On July 23, 2014, after receiving regulatory approval, the Company repurchased the remaining $5,363,000 of principal of the TARP Preferred Stock and paid all of the $91,171 of accrued but previously unpaid dividends on the TARP Preferred Stock. The funds for this payment were provided by $1,479,171 of dividends from the Bank and $3,975,000 in principal amount of subordinated debt issued as described above in Note 8 to the Financial Statements.

Memorandum of Understanding – Bank

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

Effective March 20, 2013, the FDIC and S.C. Bank Board terminated the Consent Order and replaced it with the MOU, which became effective on January 31, 2013. The MOU was based on the findings of the FDIC during their on-site examination of the Bank as of October 15, 2012. The MOU was a step down in corrective action requirements as compared to the Consent Order. The MOU required the Bank, among other things, to (i) prepare and submit annual, comprehensive budgets; (ii) maintain a minimum 8% Tier one leverage capital ratio and a minimum 10% Total Risk based capital ratio; (iii) take various specified actions to continue to reduce classified assets; (iv) obtain the written consent of its supervisory authorities prior to paying any cash dividends; and (v) submit periodic reports to the FDIC regarding various aspects of the foregoing actions. On April 21, 2014, the Company received notice that effective April 17, 2014, the MOU was terminated entirely.

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

Effective May 3, 2013, as a result of the steps the Company took in complying with the Written Agreement and improvement in the overall condition of the Company, the FRB terminated the Written Agreement and replaced it with the FRB MOU, which became effective May 29, 2013, after approval by the Company’s Board of Directors and upon final execution by the FRB. The FRB MOU was a step down in corrective action requirements as compared to the Written Agreement and reflected an improvement in the overall condition of the Company from “troubled” to “less than satisfactory”. The FRB MOU required the Company, among other things, to (i) preserve its cash; (ii) obtain the written consent of its supervisory authorities prior to paying any dividends with respect to its common or preferred stock or trust preferred securities, purchasing or redeeming any shares of its stock or incurring, increasing or guaranteeing any debt; and (iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. On June 2, 2014, the Company received notice that effective May 30, 2014, the FRB MOU was terminated entirely.

Dividends – Bank

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

Dividends – Company

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

The Bank exceeded minimum regulatory capital requirements at June 30, 2014 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the MOU
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014
Total risk-based capital
(to risk-weighted assets)	$37,706	16.61%	$18,165	8.0%	N/A	N/A
Tier 1 capital
(to risk-weighted assets)	$35,429	15.60%	$9,082	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$35,429	9.92%	$14,392	4.0%	N/A	N/A

As of December 31, 2013
Total risk-based capital
(to risk-weighted assets)	$41,446	17.61%	$18,831	8.0%	$23,539	10.0%
Tier 1 capital
(to risk-weighted assets)	$38,500	16.36%	$9.416	4.0%	N/A	N/A
Tier 1 capital (leverage)
(to average assets)	$38,500	10.78%	$14.418	4.0%	$28,837	8.0%

The Company is also subject to certain capital requirements as noted above. At June 30, 2014, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 13.87%, 8.76% and 16.32%, respectively. At December 31, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 15.72%, 10.28% and 17.66%, respectively.

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

Forward-looking and Cautionary Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Words such as  “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “may,” “appear,” and “intend,” as well as other similar words and expressions, are intended to identify forward-looking statements. Actual results may differ materially from the results discussed in the forward-looking statements. The Company’s operating performance is subject to various risks and uncertainties including, without limitation:

—

significant increases in competitive pressure in the banking and financial services industries;

—

reduced earnings due to higher credit losses owing to economic factors, including declining home values, increasing interest rates, increasing unemployment, or changes in payment behavior or other causes;

—

the concentration of our portfolio in real estate based loans and the weakness in the commercial real estate market;

—

increased funding costs due to market illiquidity, increased competition for funding or other regulatory requirements;

—

market risk and inflation;

—

level, composition and re-pricing characteristics of our securities portfolios;

—

availability of wholesale funding;

—

adequacy of capital and future capital needs;

—

our reliance on secondary sources of liquidity such as FHLB advances, federal funds lines of credit from correspondent banks and brokered time deposits, to meet our liquidity needs;

—

changes in the interest rate environment which could reduce anticipated or actual margins;

—

changes in political conditions or the legislative or regulatory environment, including recently enacted and proposed legislation;

—

adequacy of the level of our allowance for loan losses;

—

the rate of delinquencies and amounts of charge-offs;

—

the rates of loan growth;

—

adverse changes in asset quality and resulting credit risk-related losses and expenses;

—

general economic conditions, either nationally or regionally and especially in our primary service area,

—

becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

—

changes occurring in business conditions and inflation;

—

changes in technology;

—

changes in monetary and tax policies;

—

loss of consumer confidence and economic disruptions resulting from terrorist activities;

—

changes in the securities markets;

—

ability to generate future taxable income to realize deferred tax assets;

—

ability to have sufficient liquidity at the parent holding company level to pay preferred stock dividends and

—

interest expense on junior subordinated debt; and

—

other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of June 30, 2014. 4px double There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. 4px double

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed elsewhere in this report, on June 11, 2014, after receiving regulatory approval, the Company repurchased $1,980,000 in principal amount of the TARP Preferred Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Volume) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	—	—	—	—
May 1, 2014 to May 31, 2014	—	—	—	—
June 1, 2014 to June 30, 2014	1,980 of TARP Preferred	$1,000	—	—
Total	1,980 of TARP Preferred	$1,000	—	—

Item 3.

 Defaults Upon Senior Securities

None

Item 5.

Other Information

None

Item 6.	Exhibits

10.1	Form of Series A 5% Subordinated Note due 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2014.

10.2	Form of Subscription Agreement for Series A 5% Subordinated Notes due 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2014.

10.3	Form of Series B 5% Subordinated Note due 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014.

10.4	Form of Subscription Agreement for Series B 5% Subordinated Notes due 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2014.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

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

GREER BANCSHARES INCORPORATED

Dated: August 12, 2014	/s/ George W. Burdette
George W. Burdette
President and Chief Executive Officer

Dated: August 12, 2014	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr.
Chief Financial Officer

INDEX TO EXHIBITS

10.1	Form of Series A 5% Subordinated Note due 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 11, 2014.

10.2	Form of Subscription Agreement for Series A 5% Subordinated Notes due 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 11, 2014.

10.3	Form of Series B 5% Subordinated Note due 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 28, 2014.

10.4	Form of Subscription Agreement for Series B 5% Subordinated Notes due 2022, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 28, 2014.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 USC §1350, as adopted pursuant to the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Schema
101.CAL**	XBRL Taxonomy Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Label Linkbase Document
101.PRE**	XBRL Taxonomy Presentation Linkbase Document

*  Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, exhibits marked with two asterisks (**) are interactive data files and are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.