Form 10-Q
period 2014-09-30
GREER BANCSHARES INC
filed 2014-11-12
CIK 1145547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑                    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑                    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2014
Common Stock, $5.00 par value per share	2,486,692 shares

GREER BANCSHARES INCORPORATED

GREER BANCSHARES INCORPORATED
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except per share data)

Assets	September 30, 2014	December 31, 2013*
Cash and due from banks	$4,662	$5,203
Interest bearing deposits in banks	6,675	368
Federal funds sold	665	358
Cash and cash equivalents	12,002	5,929
Investment securities:
Available for sale	140,653	142,952
Loans, net of allowance for loan losses of $2,937 and $3,260, respectively	184,757	183,899
Loans held for sale	631	236
Premises and equipment, net	4,327	4,444
Accrued interest receivable	1,448	1,383
Restricted stock	2,582	2,637
Deferred tax asset	3,986	6,628
Other real estate owned	875	2,275
Bank owned life insurance	7,979	7,797
Other assets	781	715
Total Assets	$360,021	$358,895
Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest bearing	$46,696	$38,631
Interest bearing	208,676	214,757
Total deposits	255,372	253,388
Short term borrowings	—	2,000
Long term borrowings	81,096	72,341
Other liabilities	3,780	4,833
Total Liabilities	340,248	332,562
Stockholders’ Equity:
Preferred stock-no par value 200,000 shares authorized;
Preferred stock, Series 2009-SP, no par value, 0 and 9,993 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	9,980
Preferred stock, Series 2009-WP, no par value, 0 and 500 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	502
Common stock-par value $5 per share, 10,000,000 shares authorized; 2,486,692 shares issued and outstanding at September 30, 2014 and December 31, 2013	12,433	12,433
Additional paid in capital	3,781	3,779
Retained earnings	4,624	4,169
Accumulated other comprehensive loss	(1,065)	(4,530)
Total Stockholders’ Equity	19,773	26,333
Total Liabilities and Stockholders’ Equity	$360,021	$358,895

*	This information is derived from Audited Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
Interest Income:
Loans	$2,322	$2,415	$6,907	$7,377
Investment securities:
Taxable	773	774	2,458	2,093
Exempt from federal income tax	125	104	364	276
Federal funds sold	1	—	2	1
Other	2	3	6	8
Total interest income	3,223	3,296	9,737	9,755

Interest Expense:
Interest on deposit accounts	199	252	619	852
Interest on long term borrowings	486	438	1,347	1,286
Total interest expense	685	690	1,966	2,138
Net interest income	2,538	2,606	7,771	7,617
Provision for loan losses	—	—	(700)	(1,700)
Net interest income after provision for loan losses	2,538	2,606	8,471	9,317

Non-interest income:
Customer service fees	149	159	440	471
Gain on sale of investment securities	295	—	874	120
Other noninterest income	569	448	1,400	1,387
Total noninterest income	1,013	607	2,714	1,978

Non-interest expenses:
Salaries and employee benefits	1,503	1,318	4,219	3,959
Occupancy and equipment	190	180	553	519
Postage and supplies	49	45	148	144
Professional fees	70	97	270	267
FDIC deposit insurance assessments	39	117	273	366
Other real estate owned and foreclosure	34	118	172	411
FHLB prepayment penalty	270	—	270	—
Other	431	468	1,410	1,373
Total noninterest expenses	2,586	2,343	7,315	7,039
Income before income taxes	965	870	3,870	4,256

Provision/(benefit) for income taxes:	295	13	1,248	(3,897)
Net income	670	857	2,622	8,153

Preferred stock dividends and net discount accretion	(31)	(189)	(396)	(559)

Net income available to common shareholders	$639	$668	$2,226	$7,594

Basic net income per share of common stock	$0.26	$0.27	$0.90	$3.05

Diluted net income per share of common stock	$0.26	$0.27	$0.89	$3.05

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	9/30/14	9/30/13	9/30/14	9/30/13
Net income	$670	$857	$2,622	$8,153

Other comprehensive income, net of tax:
Unrealized holding gain/(loss) on available for sale investment securities arising during the period, net of tax expense/(benefit) of $46 and $(288), respectively for the three month periods ended September 30, 2014 and September 30, 2013 and $2,082 and $(2,188), respectively for the nine month periods ended September 30, 2014 and September 30, 2013.	90	(559)	4,042	(4,249)
Less reclassification adjustments for gains included in net income, net of tax expense/(benefit) of $(101) and $0, respectively for the three month periods ended September 30, 2014 and September 30, 2013 and $(297) and $(41), respectively for the nine month periods ended September 30, 2014 and September 30, 2013.	(195)	—	(577)	(79)
Other comprehensive income/(loss)	(105)	(559)	3,465	(4,328)

Comprehensive income	$565	$298	$6,087	$3,825

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Changes in Stockholders’ Equity
for the Nine Months Ended September 30, 2014 and September 30, 2013
(Unaudited)
(Dollars in thousands)

	Preferred stock				Additional	Retained	Accumulated Other	Total
	Series 2009-SP		Series 2009-WP	Common Stock	Paid In capital	Earnings/ (Deficit)	Comprehensive Income/(Loss)	Stockholders’ Equity
Balances at December 31, 2013	$9,980		$502	$12,433	$3,779	$4,169	$(4,530)	$26,333

Net income	—		—	—	—	2,622	—	2,622
Other comprehensive income, net of tax	—		—	—	—	—	3,465	3,465
Amortization of premium and discount on preferred stock	13		(2)	—	—	(11)	—	—
Preferred stock dividends declared	—		—	—	—	(2,156)	—	(2,156)
Preferred stock repurchased	(9,993)		(500)	—	—	—	—	(10,493)
Stock based compensation	—		—	—	2	—	—	2

Balances at September 30, 2014	$—		$—	$12,433	$3,781	$4,624	$(1,065)	$19,773

	Preferred stock				Additional		Accumulated Other	Total
	Series 2009-SP		Series 2009-WP	Common Stock	Paid In capital	Accumulated Deficit	Comprehensive Income/(Loss)	Stockholders’ Equity
Balances at December 31, 2012	$9,835	-	$517	$12,433	$3,768	$(4,662)	$1,049	$22,940

Net income	—		—	—	—	8,153	—	8,153
Other comprehensive loss, net of tax	—		—	—	—	—	(4,328)	(4,328)
Amortization of premium and discount on preferred stock	108		(12)	—	—	(96)	—	—
Stock based compensation	—		—	—	9	—	—	9

Balances at September 30, 2013	$9,943		$505	$12,433	$3,777	$3,395	$(3,279)	$26,774

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/14	9/30/13
Operating activities
Net income	$2,622	$8,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	280	274
Amortization of premiums on mortgage-backed securities	996	1,329
Gain on sale/call of investment securities	(874)	(120)
Gain on sale of equipment	(11)	—
Loss on sale of other real estate owned	34	105
Impairment loss on other real estate owned	110	288
Origination of loans held for sale	(8,256)	(18,047)
Proceeds from sales of loans held for sale	8,011	18,448
Loan loss provision/(reversal)	(700)	(1,700)
Decrease (increase) in deferred tax asset	2,642	(5,994)
Gain on sale of loans held for sale	(150)	(106)
Stock based compensation	2	9
Increase in cash surrender value of life insurance	(182)	(190)
Net change in:
Accrued interest receivable	(65)	32
Other assets	(66)	6
Accrued interest payable	116	118
Other liabilities	(1,169)	(166)
Net cash provided by operating activities	3,340	2,439

Investing activities
Activity in available-for-sale securities:
Sales	33,396	9,319
Maturities, payments and calls	6,732	30,758
Purchases	(34,486)	(52,341)
Net decrease in loans	170	4,682
Proceeds from redemption of FHLB stock	55	259
Proceeds from sale of other real estate owned	928	2,164
Purchase of premises and equipment	(152)	(141)
Net cash provided by (used for) investing activities	6,643	(5,300)

The accompanying notes are an integral part of these consolidated financial statements.

GREER BANCSHARES INCORPORATED
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	9/30/14	9/30/13
Financing activities
Net increase in deposits	$1,984	$3,146
Repayment of notes payable to FHLB	(79,775)	(52,300)
Proceeds from notes payable to FHLB	82,575	49,700
Repurchase of Preferred Stock	(10,493)	—
Proceeds from subordinated debt	5,955	—
Preferred dividends paid	(2,156)	—
Net increase (decrease) in short term borrowings	(2,000)	27
Net cash provided by (used for) financing activities	(3,910)	573

Net increase (decrease) in cash and cash equivalents	6,073	(2,288)

Cash and equivalents, beginning of period	5,929	10,251
Cash and equivalents, end of period	$12,002	$7,963

Cash paid for:
Income taxes	$384	$408
Interest	$1,849	$2,020

Non-cash investing and financing activities
Real estate acquired in satisfaction of loans	$—	$1,393
Loans to facilitate sale of other real estate owned	$328	$816
Unrealized gains/(losses) on available for sale investment securities, net of tax	$3,465	$(4,328)

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

Note 2 — Net Income per Common Share

Basic and diluted net income per common share is computed by dividing net income adjusted for cumulative preferred stock dividends by the weighted average number of common shares outstanding during each period presented. The weighted average common shares outstanding were 2,486,692 (basic) and 2,488,062 (diluted) for the three month period ended September 30, 2014 and 2,486,692 (basic) and 2,487,317 (diluted) for the nine month period ended September 30, 2014. The weighted average common shares outstanding were 2,486,692 (basic and diluted) for the three and nine month periods ended September 30, 2013. Anti-dilutive options totaling 153,100 and 226,301 have been excluded from the income per share calculation for the three and nine months ended September 30, 2014 and September 30, 2013, respectively.

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

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences (principally the provision for loan losses, deferred compensation and depreciation) between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. The Company does not believe a valuation allowance is required. The Company is three years cumulatively profitable and has been profitable for the last twelve quarters. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards; however, there can be no assurance to this effect.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Available for sale securities:
US government and other agency obligations	$35,298	$—	$35,298	$—
Mortgage-backed securities	59,052	—	59,052	—
Municipal securities	46,303	—	46,303	—
Total available for sale securities	$140,653	$—	$140,653	$—

December 31, 2013
Available for sale securities:
US government and other agency obligations	$24,452	$—	$24,452	$—
Mortgage-backed securities	76,725	—	76,725	—
Municipal securities	41,179	—	41,179	—
Collateralized debt obligation	596	—	—	596
Total available for sale securities	$142,952	$—	$142,356	$596

There were no liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

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

A reconciliation of the beginning and ending balances of Level 3 assets, which consisted of one collateralized debt obligation, recorded at fair value on a recurring basis for the nine months ended September 30, 2014 is as follows:

(Dollars in thousands)

Level 3 Assets
Fair value, December 31, 2013	$596
Total unrealized income/(loss) included in other comprehensive income	—
Transfers out of Level 3, due to sale of security	(596)
Fair value, September 30, 2014	$—

There were no Level 3 liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2014 or September 30, 2013.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the relevant period. Market values are based on appraisals of collateral by independent appraisers for collateral dependent loans or discounted cash flow for non-collateral dependent loans. Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the table below.

(Dollars in thousands)

		Fair Value Measurements at Reporting Date Using
Description	9/30/14	Level 1	Level 2	Level 3
Impaired loans	$2,074	$—	$—	$2,074
OREO	875	—	—	875

		Fair Value Measurements at Reporting Date Using
Description	12/31/13	Level 1	Level 2	Level 3
Impaired loans	$1,875	$—	$—	$1,875
OREO	2,275	—	—	2,275

Although the Company did not elect to adopt the fair value option for any financial instruments, accounting standards require disclosure of fair value information, whether or not recognized in the balance sheet, when it is practicable to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or contractual obligations that require the exchange of cash or other financial instruments. Certain items are specifically excluded from the disclosure requirements, including common stock, premises and equipment, real estate held for sale and other assets and liabilities. The following methods and assumptions were used in estimating fair values of financial instruments:

•	Fair value approximates carrying amount for cash and due from banks due to the short-term nature of the instruments.
•	Investment securities are valued using quoted fair market prices for actively traded securities, pricing models for investment securities traded in less active markets and discounted future cash flows for securities with no active market.
•	Fair value for variable rate loans that re-price frequently and for loans that mature in less than 90 days is based on the carrying amount. Fair value for mortgage loans, personal loans and all other loans (primarily commercial) is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate the rates currently offered for similar loans of comparable terms, credit quality and adjustments for liquidity related to the current market environment.
•	Fair value for loans held for sale is based on the historical premium values obtained on such loans.
•	Due to the redemptive provisions of the restricted stock, fair value equals cost. The carrying amount is adjusted for any other than temporary declines in value.
•	The carrying amount for the cash surrender value of life insurance is a reasonable estimate of fair value.
•	The carrying value for accrued interest receivable and payable is a reasonable estimate of fair value.
•	Fair value for demand deposit accounts and interest-bearing accounts with no fixed maturity date is equal to the carrying amount. Certificate of deposit accounts maturing within thirty days are valued at their carrying amount. Certificate of deposit accounts maturing after thirty days are estimated by discounting cash flows from expected maturities using current interest rates on similar instruments.
•	Fair value for federal funds sold and purchased is based on the carrying amount since these instruments typically mature within three days from the transaction date.
•	Fair value for variable rate long-term debt that re-prices frequently is based on the carrying amount. Fair value for fixed rate debt is based on the discounted present value of the estimated future cash flows. Discount rates used in these computations approximate rates currently offered for similar borrowings of comparable terms and credit quality.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Management uses its best judgment in estimating fair value based on the above assumptions. Thus, the fair values presented may not be the amounts that could be realized in an immediate sale or settlement of the instrument. In addition, any income taxes or other expenses that would be incurred in an actual sale or settlement are not taken into consideration in the fair values presented. The estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	September 30, 2014	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$12,002	$12,002	$—	$—
Investment securities	140,653	—	140,653	—
Loans — net	184,757	—	178,800	2,074
Restricted stock	2,582	—	2,582	—
Accrued interest receivable	1,448	—	1,448	—
Bank owned life insurance	7,979	—	7,979	—

Financial liabilities
Deposits	$255,372	$—	$255,476	$—
Repurchase agreements	15,000	—	15,950	—
Notes payable to FHLB	48,800	—	49,114	—
Junior subordinated debentures	11,341	—	11,346	—
Subordinated debentures	5,955	—	5,918	—
Accrued interest payable	442	—	442	—

	December 31, 2013	Estimated Fair Value
	Carrying Amount	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$5,929	$5,929	$—	$—
Investment securities	142,952	—	142,356	596
Loans — net	183,899	—	178,049	1,875
Loans held for sale	236	—	236	—
Restricted stock	2,637	—	2,637	—
Accrued interest receivable	1,383	—	1,383	—
Bank owned life insurance	7,797	—	7,797	—

Financial liabilities
Deposits	$253,388	$—	$253,630	$—
Fed Funds Purchased	2,000	—	2,000	—
Repurchase agreements	15,000	—	16,377	—
Notes payable to FHLB	46,000	—	47,125	—
Junior subordinated debentures	11,341	—	11,341	—
Accrued interest payable	1,161	—	1,161	—

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Note 5 — Investment Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of investment securities, as of September 30, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$36,334	$102	$1,138	$35,298
Mortgage-backed securities	59,808	150	906	59,052
Municipal securities	46,125	617	439	46,303
	$142,267	$869	$2,483	$140,653

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale:
US government and other agency obligations	$26,972	$—	$2,520	$24,452
Mortgage-backed securities	79,418	99	2,792	76,725
Municipal securities	43,116	133	2,070	41,179
Collateralized debt obligation	310	286	—	596
	$149,816	$518	$7,382	$142,952

The amortized cost and estimated fair value of investment securities at September 30, 2014 by contractual maturity for debt securities are shown below. Mortgage-backed securities have not been scheduled since expected and actual maturities will differ from contractual maturities because borrowers may have the right to prepay the obligations. All mortgage-backed securities owned by the Company are issued by government sponsored enterprises.

(Dollars in thousands)

	Amortized Cost	Fair Value
Due in 1 year	$—	$—
Over 1 year through 5 years	559	559
After 5 years through 10 years	18,237	18,219
Over 10 years	63,663	62,823
	82,459	81,601
Mortgage backed securities	59,808	59,052
Total	$142,267	$140,653

Investment securities with an aggregate book value of $60,686,000 and $68,853,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, FHLB borrowings and repurchase agreements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The fair value of securities currently in a loss position at September 30, 2014 and December 31, 2013 is shown below:

(Dollars in thousands)

	Less Than Twelve Months		Over Twelve Months
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$3,625	$39	$21,532	$1,099
Mortgage backed securities	15,845	76	29,105	830
Municipal securities	3,060	33	15,843	406
Total	$22,530	$148	$66,480	$2,335

	Less Than Twelve Months		Over Twelve Months
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Description of securities:
US government and other agency obligations	$20,959	$2,099	$3,493	$421
Mortgage backed securities	57,739	2,166	11,596	626
Municipal securities	27,664	1,666	4,492	404
Total	$106,362	$5,931	$19,581	$1,451

Management believes all of the Company’s unrealized losses as of September 30, 2014 and December 31, 2013 are temporary and a result of temporary changes in the market. Twelve U.S. government and other agency obligation securities, twenty-five mortgage-backed securities and thirty-six municipal securities had unrealized losses at September 30, 2014. Eleven U.S. government and other agency obligation securities, thirty-three mortgage-backed securities and fifty-six municipal securities had unrealized losses at December 31, 2013. The temporary impairment is due primarily to changes in the short and long term interest rate environment since the purchase of the securities and is not related to the issuer’s credit. We believe that the Bank has sufficient cash, investments showing unrealized gains and borrowing sources to provide sufficient liquidity to hold the securities with unrealized losses until maturity or a recovery of fair value, if necessary.

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

Gross realized gains, gross realized losses, and sale and call proceeds of available for sale securities for the nine months ended September 30, 2014 and September 30, 2013 are summarized as follows. These net gains or losses are shown in noninterest income as gain on sale of available for sale securities.

(Dollars in thousands)

	Nine Months Ended 9/30/14	Nine Months Ended 9/30/13
Gross realized gains	$901	$120
Gross realized losses	(27)	—
Net gain on sale of securities	$874	$120

Call/Sale proceeds	$33,457	$24,349

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Changes in accumulated other comprehensive income/(loss) by component for the period ended September 30, 2014 are shown in the table below. All amounts are net of tax.

(Dollars in thousands)

Unrealized Gains/(Losses) on Available-for-Sale Securities
Beginning balance	$(4,530)
Other comprehensive income before reclassifications	4,042
Amounts reclassified from accumulated other comprehensive income/(loss)	(577)
Net current-period other comprehensive income	3,465
Ending balance	$(1,065)

Note 6 —Loans

A summary of loans outstanding by major classification as of September 30, 2014 and December 31, 2013 follows:

(Dollars in thousands)

	September 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$23,616	$26,842
Leases & other	2,627	3,174
Total commercial and industrial:	26,243	30,016

Commercial real estate:
Construction/land	21,355	24,286
Commercial mortgages — owner occupied	34,502	30,908
Other commercial mortgages	53,335	49,297
Total commercial real estate	109,192	104,491

Consumer real estate:
1-4 residential	32,288	33,644
Home equity loans and lines of credit	17,159	16,085
Total consumer real estate	49,447	49,729

Consumer installment:	2,812	2,923
Total loans	187,694	187,159
Allowance for loan losses	(2,937)	(3,260)

Net loans	$184,757	$183,899

The table above includes net deferred loan fees that totaled $92,000 and $22,000 at September 30, 2014 and December 31, 2013, respectively. Loans totaling $85,557,000 were pledged as collateral for borrowings from the FHLB and Federal Reserve at September 30, 2014.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Non-accrual loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

	September 30, 2014	December 31, 2013
Commercial and industrial:
Commercial	$—	$20
Leases & Other	—	—
Commercial real estate:
Construction/land	—	—
Commercial mortgages — owner occupied	262	283
Other commercial mortgages	1,319	1,411
Consumer real estate:
1-4 residential	25	764
Home equity loans and lines of credit	—	74
Consumer installment:
Consumer installment	—	—
Total	$1,606	$2,552

The gross interest income that would have been recorded under the original terms of the non-accrual loans amounted to $81,000 and $172,000 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Past due loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)

September 30, 2014	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$578	$—	$578	$23,038	$23,616	$—
Leases & other	—	—	—	2,627	2,627	—
Commercial real estate:
Construction/land	—	—	—	21,355	21,355	—
Commercial mortgages — owner occupied	—	78	78	34,424	34,502	—
Other commercial mortgages	79	—	79	53,256	53,335	—
Consumer real estate:
1-4 residential	1,112	—	1,112	31,176	32,288	—
Home equity loans and lines of credit	117	—	117	17,042	17,159	—
Consumer installment:
Consumer installment	28	—	28	2,784	2,812	—
Total	$1,914	$78	$1,992	$185,702	$187,694	$—

December 31, 2013	Loans 30-89 days	Loans 90 or more days	Total past due	Current loans	Total loans	>90 days and still accruing
Commercial and industrial:
Commercial	$—	$20	$20	$26,822	$26,842	$—
Leases & other	—	—	—	3,174	3,174	—
Commercial real estate:
Construction/land	—	—	—	24,286	24,286	—
Commercial mortgages — owner occupied	103	78	181	30,727	30,908	—
Other commercial mortgages	—	—	—	49,297	49,297	—
Consumer real estate:
1-4 residential	556	675	1,231	32,413	33,644	—
Home equity loans and lines of credit	88	75	163	15,922	16,085	—
Consumer installment:
Consumer installment	42	—	42	2,881	2,923	—
Total	$789	$848	$1,637	$185,522	$187,159	$—

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

Impaired loans, segregated by class of loans, as of September 30, 2014 and December 31, 2013, were as follows:

(Dollars in thousands)

September 30, 2014	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$772	$772	$—	$772	$—
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages — owner occupied	409	262	115	377	56
Other commercial mortgages	2,018	1,367	28	1,395	3
Consumer real estate:
1-4 residential	555	37	518	555	31
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,854	$2,538	$661	$3,199	$90

December 31, 2013	Unpaid contractual principal balance	Recorded investment with no allowance	Recorded investment with allowance	Total recorded investment	Related allowance
Commercial and industrial:
Commercial	$845	$825	$20	$845	$20
Leases & other	—	—	—	—	—
Commercial real estate:
Construction/land	100	100	—	100	—
Commercial mortgages — owner occupied	431	283	117	400	56
Other commercial mortgages	2,372	1,720	29	1,749	5
Consumer real estate:
1-4 residential	244	38	206	244	32
Home equity loans and lines of credit	—	—	—	—	—
Consumer installment	—	—	—	—	—
Total	$3,992	$2,966	$372	$3,338	$113

As noted above, the Bank had impaired loans with outstanding balances of $3,199,000 and $3,338,000 at September 30, 2014 and December 31, 2013, respectively. Impaired loans with either charge-offs or specific reserves totaled $2,818,000 (gross of charge-off) at September 30, 2014. Of this amount $654,000 has been charged-off and $90,000 has been specifically reserved. Impaired loans with either charge-offs or specific reserves totaled $2,641,000 (gross of charge-off) at December 31, 2013. Of this amount $654,000 had been charged-off and $113,000 had been specifically reserved.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Interest income and average recorded investment in impaired loans for and as of the time periods listed below is summarized as follows:

(Dollars in thousands)

	Average Recorded Investment for three months ended 9-30-14	Average Recorded Investment for nine months ended 9-30-14	Gross Interest Income for three months ended 9-30-14	Gross Interest Income for nine months ended 9-30-14
Commercial and industrial:
Commercial	$777	$794	$12	$43
Commercial real estate:
Construction/land	100	100	1	5
Commercial mortgages owner occupied	380	388	1	5
Commercial mortgages — other	1,406	1,523	16	58
Consumer real estate:
1-4 residential	555	487	5	14
Consumer Installment	—	—	—	—
Total	$3,218	$3,292	$35	$125

	Average Recorded Investment for three months ended 9-30-13	Average Recorded Investment for nine months ended 9-30-13	Gross Interest Income for three months ended 9-30-13	Gross Interest Income for nine months ended 9-30-13
Commercial and industrial:
Commercial	$908	$974	$41	$71
Commercial real estate:
Construction/land	247	291	8	17
Commercial mortgages owner occupied	1,623	1,625	75	137
Commercial mortgages — other	1,854	1.962	55	97
Consumer real estate:
1-4 residential	245	264	7	12
Consumer Installment	—	—	—	—
Total	$4.877	$5,116	$186	$334

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The following table represents risk rating loan totals, segregated by class of loans, as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)

September 30, 2014	Risk rating 1-3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$6,694	$10,334	$5,422	$1,166	$23,616
Leases & other	2,627	—	—	—	2,627
Commercial real estate:
Construction/land	6,308	9,819	800	4,428	21,355
Commercial mortgages — owner occupied	13,629	16,182	3,056	1,635	34,502
Other commercial mortgages	10,339	38,736	2,322	1,938	53,335
Consumer real estate:
1-4 residential	23,687	4,863	2,023	1,715	32,288
Home equity loans and lines of credit	15,014	1,506	223	416	17,159
Consumer installment:
Consumer installment	2,616	89	90	17	2,812
Total	$80,914	$81,529	$13,936	$11,315	$187,694

December 31, 2013	Risk rating 1- 3	Risk rating 4	Risk rating 5	Risk rating 6	Total
Commercial and industrial:
Commercial	$7,556	$12,239	$6,133	$914	$26,842
Leases & other	3,174	—	—	—	3,174
Commercial real estate:
Construction/land	10,915	7,403	300	5,668	24,286
Commercial mortgages — owner occupied	12,823	15,504	700	1,881	30,908
Other commercial mortgages	10,848	33,069	2,691	2,689	49,297
Consumer real estate:
1-4 residential	23,997	4,805	1,906	2,936	33,644
Home equity loans and lines of credit	14,261	1,150	205	469	16,085
Consumer installment:
Consumer installment	2,667	106	130	20	2,923
Total	$86,241	$74,276	$12,065	$14,577	$187,159

There were no loans with a risk rating of 7 as of September 30, 2014 or as of December 31, 2013.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

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

Loans identified as losses by management are charged off.

The change in the allowance for loan losses for the nine months ended September 30, 2014 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2013	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2014
Commercial and industrial:	$167	$145	$—	$41	$34	$305
Commercial real estate:	2,668	(174)	(700)	1	422	2,215
Consumer real estate:	399	20	—	57	20	382
Consumer installment:	26	9	—	5	5	35
Total	$3,260	$—	$(700)	$104	$481	$2,937

The change in the allowance for loan losses for the nine months ended September 30, 2013 is summarized as follows:

(Dollars in thousands)

	Dec 31, 2012	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2013
Commercial and industrial:	$665	$(443)	$(141)	$21	$97	$157
Commercial real estate:	3,205	423	(1,539)	20	247	2,316
Consumer real estate:	516	31	(15)	182	49	399
Consumer installment:	43	(11)	(5)	7	4	24
Total	$4,429	$—	$(1,700)	$230	$397	$2,896

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

The change in the allowance for loan losses for the three months ended September 30, 2014 is summarized as follows:

(Dollars in thousands)

	June 30, 2014	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2014
Commercial and industrial:	$297	$11	$—	$9	$6	$305
Commercial real estate:	2,239	(27)	—	—	3	2,215
Consumer real estate:	373	9	—	—	—	382
Consumer installment:	29	7	—	3	2	35
Total	$2,938	$—	$—	$12	$11	$2,937

The change in the allowance for loan losses for the three months ended September 30, 2013 is summarized as follows:

(Dollars in thousands)

	June 30, 2013	Re-Allocation	Provision/ (Reversal)	Charge-offs	Recoveries	Sept 30, 2013
Commercial and industrial:	$403	$(235)	$—	$16	$5	$157
Commercial real estate:	2,187	125	—	—	4	2,316
Consumer real estate:	294	117	—	12	—	399
Consumer installment:	32	(7)	—	2	1	24
Total	$2,916	$—	$—	$30	$10	$2,896

The following is the recorded investment in loans related to each balance in the allowance for loan losses by portfolio segment and disaggregated on the basis of the impairment methodology and the corresponding period-end amount of allowance for loan losses. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(Dollars in thousands)

September 30, 2014	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$772	$1,872	$555	$—	$3,199
Loans collectively evaluated for impairment	25,470	107,320	48,892	2,812	184,495
Balance September 30, 2014	$26,243	$109,192	$49,447	$2,812	$187,694

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$—	$59	$31	$—	$90
Loans collectively evaluated for impairment	305	2,156	351	35	2,847
Balance September 30, 2014	$305	$2,215	$382	$35	$2,937

December 31, 2013	Commercial and Industrial	Commercial Real Estate	Consumer Real Estate	Consumer Installment	Total
Loans individually evaluated for impairment	$845	$2,249	$244	$—	$3,338
Loans collectively evaluated for impairment	29,171	102,242	49,485	2,923	183,821
Balance December 31, 2013	$30,016	$104,491	$49,729	$2,923	$187,159

Period-end allowance for loan loss amounts allocated to:
Loans individually evaluated for impairment	$20	$61	$32	$—	$113
Loans collectively evaluated for impairment	147	2,607	367	26	3,147
Balance December 31, 2013	$167	$2,668	$399	$26	$3,260

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,803,000 and $2,937,000 at September 30, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,503,000 and $1,635,000 at September 30, 2014 and December 31, 2013, respectively. The decrease in TDRs from December 31, 2013 to September 30, 2014 was primarily the result of principal reductions through payments.

There were no loans modified into TDRs in the three months ended September 30, 2014. Loans that were modified into TDRs for the nine months ended September 30, 2014 are listed in the table below. Balances reflected are those balances immediately after modification.

(Dollars in thousands)

Extended payment term and rate concession	Number of Loans	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Consumer real estate:
1-4 residential	1	$316	$316
Total	1	$316	$316

There were no TDRs in default within twelve months of their modification date during the three and nine month periods ended September 30, 2014.

Note 7 — New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The provisions of ASU No. 2013-11 require an entity to present an unrecognized tax benefit, or portion thereof, in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward, with certain exceptions related to availability. The Company adopted the provisions of ASU No. 2013-11 effective January 1, 2014. The adoption of ASU No. 2013-11 had no impact on the Company’s Consolidated Financial Statements.

In January 2014, the FASB issued ASU No. 2014-04, “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2016. Early adoption is not permitted. For financial reporting purposes, the standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the standard recognized at the date of initial application. The Company is currently evaluating the provisions of ASU No. 2014-09, but does not expect these amendments to have a material effect on its financial statements.

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

In June 2014, the FASB issued ASU No. 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This guidance makes limited amendments to the guidance on accounting for certain repurchase agreements. The new guidance (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linked repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions, and repurchase-to-maturity transactions) accounted for as secured borrowings. The amendments will be effective for the Company for the first interim or annual period beginning after December 15, 2014. As of September 30, 2014, all of the Company’s repurchase agreements were typical in nature and are accounted for as secured borrowings. As such, the adoption of ASU No. 2014-11 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” which clarifies that performance targets associated with stock compensation should be treated as a performance condition and should not be reflected in the grant date fair value of the stock award. The amendments will be effective for the Company for fiscal years that begin after December 15, 2015. The Company may apply the amendments in this ASU either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. As of September 30, 2014, the Company did not have any share-based payment awards that include performance targets that could be achieved after the requisite service period. As such, the adoption of ASU No. 2014-12 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In August 2014, the FASB issued guidance that is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. In connection with preparing financial statements, management will need to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the organization’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments will be effective for the Company for the annual period ending after December 15, 2016, and for the annual periods and interim periods thereafter. The Company does not expect these amendments to have a material effect on its financial statements.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

On March 19, 2014, after receiving regulatory approval, the Company repurchased $3,150,000 of principal of the TARP Preferred Stock. The funds for this payment were provided by dividends from the Bank.

On June 11, 2014, after receiving regulatory approval, the Company issued an aggregate principal amount of $1,980,000 of Series A 5% Subordinated Notes due June 30, 2022 (the “Series A Notes”) in a private placement. The Series A Notes will initially accrue interest at a rate of 5% per annum, payable at the end of each calendar quarter. The interest rate will increase to 7% per annum, effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series A Notes at any time after June 30, 2016. The Series A Notes are not convertible into common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security. There is no limitation on the Company’s right to issue additional indebtedness on par with or senior to the Series A Notes. The sole purpose of the Series A Note offering was to repurchase a portion of the Company’s outstanding TARP Preferred Stock, and therefore, on June 11, 2014, after receiving regulatory approval, the Company repurchased $1,980,000 of principal of the TARP Preferred Stock.

On July 23, 2014, after receiving regulatory approval, the Company issued an aggregate principal amount of $3,975,000 of Series B 5% Subordinated Notes due June 30, 2022 (the “Series B Notes”) in a private placement. The Series B Notes will initially accrue interest at a rate of 5% per annum, payable at the end of each calendar quarter. The interest rate will increase to 7% per annum, effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series B Notes at any time after June 30, 2016. The Series B Notes are not convertible into common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security. There is no limitation on the Company’s right to issue additional indebtedness on par with or senior to the Series B Notes. The sole purpose of the Series B Note offering was to repurchase the TARP Preferred Stock, and therefore, on July 23, 2014, after receiving regulatory approval, the Company repurchased the remaining $5,363,000 of principal of the TARP Preferred Stock using the funds from the Series B Notes and dividends from the Bank.

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

GREER BANCSHARES INCORPORATED
Notes to Consolidated Financial Statements

(iii) submit quarterly reports to the FRB regarding the Company’s actions to comply with the requirements of the FRB MOU. On June 2, 2014, the Company received notice that effective May 30, 2014, the FRB MOU was terminated entirely.

Note 9 — Securities Sold Under Agreements to Repurchase

The Company has previously entered into an agreement under which it sells U.S. Agency pass thru securities or better, subject to an obligation to repurchase the same or similar securities. Under this arrangement, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, this repurchase agreement is accounted for as a collateralized financing arrangement (i.e., secured borrowing) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of condition, while the securities underlying the repurchase agreement remain in the respective investment securities asset accounts. There is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The right of setoff for a repurchase agreement resembles a secured borrowing, whereby the collateral would be used to settle the fair value of the repurchase agreement should the Company be in default. The Company had $15,000,000 in a repurchase agreement included in long term borrowings on the balance sheet as of September 30, 2014 and December 31, 2013.

Note 10 — Long Term Borrowings

At September 30, 2014, long term borrowings consisted of fixed and variable rate FHLB advances, a repurchase agreement, trust preferred debt and subordinated debt. The outstanding balances are summarized as follows:

(Dollars in thousands)

	September 30, 2014	December 31, 2013
Long Term FHLB Advances	$48,800	$46,000
Repurchase Agreement	15,000	15,000
Trust Preferred Debt	11,341	11,341
Subordinated Debt	5,955	—
Total Long Term Borrowings	$81,096	$72,341

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

Deferred Tax Asset — In considering whether a valuation allowance on deferred tax assets is needed, management considers all available evidence, including the length of time tax net operating loss carryforwards are available, the existence of available reversing temporary differences, the ability to generate future taxable income and available tax planning strategies. The Company anticipates that it will generate income before income taxes at a sufficient level in the future to fully utilize all of its net operating loss carry forwards and therefore does not believe a valuation allowance is required; however, there can be no assurance to this effect, because of the risks described in Part I, Item 1A in the Company’s Annual Report on Form 10-K for the 2013 fiscal year, under the heading “Forward Looking and Cautionary Statements” in this report below and possibly other risks of which the Company is currently unaware.

Allowance for Loan Losses—The allowance for loan losses is based on management’s ongoing evaluation of the loan portfolio and reflects an amount that, based on management’s judgment, is adequate to absorb inherent probable losses in the existing portfolio. Additions to the allowance for loan losses are provided by charges to earnings. Loan losses are charged against the allowance when we determine the ultimate uncollectability of the loan balance. Subsequent recoveries, if any, are credited to the allowance. Management evaluates the allowance for loan losses on a monthly basis. The evaluation includes the periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and related impairment and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision. Due to improved bank credit quality metrics, net recoveries during the period, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014. Management did not change the methodology used in determining the loan loss allowance. Management believes that the allowance for loan losses as of September 30, 2014 is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and/or insignificant payment shortfalls generally are not classified as impaired. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, individual consumer and residential loans are not separately identified for impairment.

Other Real Estate Owned—The Company values OREO that is acquired in settlement of loans at the net realizable value at the time of foreclosure. Management obtains updated appraisals on such properties as necessary, and reduces those values for estimated selling costs. While management uses the best information available at the time of the preparation of the financial statements in valuing the OREO, it is possible that in future periods the Company will be required to recognize reductions in estimated fair values of these properties.

RESULTS OF OPERATIONS

Overview

The following discussion describes and analyzes our results of operations and financial condition for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 as well as the results for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. You are encouraged to read this discussion and analysis in conjunction with the financial statements and the related notes included in this report. Throughout this discussion, amounts are rounded to the nearest thousand, except per share data or percentages.

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

Of course, there are risks inherent in all loans, so an allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio. This allowance is established and maintained by charging a provision for loan losses against current operating earnings. There was no provision for loan losses during the quarters ended September 30, 2014 or September 30, 2013. (See “Provision for Loan Losses” for a detailed discussion of this process.) Due to improved credit quality bank metrics, a net recovery of previously charged off amounts, and a reduction in the loan portfolio size, the Bank determined that the loan loss allowance was overstated and reversed $700,000 of previous provisions during the first quarter of 2014 and $1,700,000 during the second quarter of 2013.

In addition to earning interest on loans and investments, income is also earned through fees and other charges to the Bank’s customers. The various components of this noninterest income, as well as noninterest expense, are described in the following discussion.

The Company reported consolidated net income of $639,000 available to common shareholders, or $.26 per diluted common share, for the quarter ended September 30, 2014, compared to consolidated net income of $668,000 available to common shareholders, or $0.27 per diluted common share, for the quarter ended September 30, 2013. For the nine months ended September 30, 2014, the Company reported consolidated net income of $2,226,000 attributed to common shareholders, or $.89 per diluted common share, compared to a consolidated net income attributed to common shareholders of $7,594,000, or $3.05 per diluted common share, for the nine months ended September 30, 2013. The results for the first nine months of 2014 were positively impacted by the non-cash reversal of $700,000 in loan loss provision as well as $874,000 in securities gains. These gains are a result of market conditions and do not necessarily indicate a trend that will continue. The results for the first nine months of 2013 were positively impacted by the non-cash reversal of $1,700,000 in loan loss provision as well as the non-cash reversal of the deferred tax asset valuation allowance resulting in a tax benefit of $3,897,000.

Interest Income, Interest Expense and Net Interest Income

The Company’s total interest income for the quarter ended September 30, 2014 was $3,223,000, compared to $3,296,000 for the quarter ended September 30, 2013, a decrease of $73,000, or 2.2%. Total interest income for the nine months ended September 30, 2014 was $9,737,000, compared to $9,755,000 for the nine months ended September 30, 2013, a decrease of $18,000, or 0.2%. Interest and fees on loans is the largest component of total interest income and decreased $93,000, or 3.9%, to $2,322,000 for the quarter ended September 30, 2014, compared to $2,415,000 for the quarter ended September 30, 2013, and decreased $470,000, or 6.4%, to $6,907,000 for the nine months ended September 30, 2014, compared to $7,377,000 for the nine months ended September 30, 2013. The decrease in interest and fees on loans for the quarterly comparison was the result of reductions of $32,000 in average loan balances for the three months ended September 30, 2014, compared to the same period in 2013 and reductions in average yields on the Company’s loan portfolio from 5.05% for the quarter ended September 30, 2013 to 4.86% for the quarter ended September 30, 2014. The decrease in interest and fees on loans for the nine month comparison was the result of reductions of $3,403,000 in average loan balances for the nine months ended September 30, 2014, compared to the same period in 2013, and reductions in average yields on the Company’s loan portfolio from 5.15% for the nine months ended September 30, 2013 to 4.91% for the nine months ended September 30, 2014. The decrease in loan volume and loan yield is attributed to an overall market decrease in loan demand.

Interest income on investment securities increased by $20,000 in the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013. The increase was due to an increase in the tax equivalent investment yields from 2.54% to 2.66% offset by a decrease in the average balance of investments from $147,179,000 to $144,726,000 for the three month periods ended September 30, 2013 and September 30, 2014, respectively.

Interest income on investment securities increased by $453,000 in the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013. The increase was due to an increase in the tax equivalent investment yields from 2.35% to 2.76% as well as an increase in the average balance of investments from $142,209,000 to $145,617,000 for the nine month periods ended September 30, 2013 and September 30, 2014, respectively.

The Company’s total interest expense declined for the three months ended September 30, 2014 by $5,000, or 0.7%, compared to the same period in 2013. The largest component of the Company’s interest expense is interest expense on deposits. Deposit interest expense declined due to decreases in average interest rates from 0.45% to 0.37% for the three month periods ended September 30, 2013 and September 30, 2014, respectively, and a reduction due to normal fluctuations of average interest bearing deposits of $11,097,000 during the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013.

The Company’s total interest expense declined for the nine months ended September 30, 2014 by $172,000, or 8.0%, compared to the same period in 2013. Deposit interest expense declined due to decreases in average interest rates from 0.51% to 0.38% for the nine month periods ended September 30, 2013 and September 30, 2014, respectively, and a reduction due to normal fluctuations of average interest bearing deposits of $6,741,000 during the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013.

Interest on long term borrowings increased to $486,000 from $438,000 for the three month period ended September 30, 2014 compared to September 30, 2013. Average long term borrowings outstanding increased by $6,899,000 for the quarter ended September 30, 2014 compared to the same period in 2013 primarily due to the issuance of $5,955,000 in principal amount of subordinated notes to repurchase a portion of the Company’s TARP preferred stock. Average rates on long term borrowings increased to 2.51% from 2.49% for the three months ended September 30, 2014 compared to the same period in 2013. The long term borrowing rate increase for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013 was the result of the issuance of the subordinated notes in 2014.

Interest on long term borrowings increased $61,000, or 4.7% for the nine month period ended September 30, 2014 compared to the same period in 2013. The increase in long term interest expense for the nine months ended September 30, 2014 compared to the same period in 2013 was the result of a decrease in average cost of long term borrowings combined with an increase in average long term borrowings outstanding primarily due to the issuance the subordinated notes to repurchase a portion of the Company’s TARP preferred stock. Average long term borrowings outstanding increased by $5,903,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Average rates on long term borrowings decreased to 2.49% from 2.59% for the nine months ended September 30, 2014 compared to the same period in 2013. The long term borrowing rate decrease for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013 was the result of market repricing upon the maturity of FHLB borrowings.

Net interest income, which is the difference between interest earned on assets and the interest paid for the liabilities used to fund those assets, measures the spread earned on lending and investing activities and generally is the primary contributor to the Company’s earnings. Net interest income before provision for loan losses decreased $68,000, or 2.6%, for the quarter ended September 30, 2014, compared to the same period in 2013. Net interest income before provision for loan losses increased $154,000, or 2.0%, for the nine months ended September 30, 2014, compared to the same period in 2013.

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

There was no provision for loan losses during the nine months ended September 30, 2014 or September 30, 2013. The amount of provision is based on the results of the loan loss model. Due to improved bank credit quality metrics (historical loss calculations in particular), net recovery of previously charged-off amounts, and a reduction in our loan portfolio size, the Bank determined that the loan loss allowance was overstated and made a non-cash reversal of $700,000 of previous provisions in the first quarter of 2014 and $1,700,000 in the second quarter of 2013. Non-performing assets have decreased from $6,047,000 for the quarter ended September 30, 2013 to $2,481,000 for the quarter ended September 30, 2014. Also, the Bank experienced net recoveries during the nine month period ended September 30, 2014 of $377,000. See the discussion below under “Allowance for Loan Losses.”

Noninterest Income

Noninterest income increased $406,000 for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. The increase was primarily due to an increase of $295,000 in securities gains. Noninterest income increased $736,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase was primarily due to an increase of $754,000 in securities gains.

Noninterest Expenses

Total noninterest expenses increased $243,000, or 10.4%, for the quarter ended September 30, 2014, to $2,586,000 compared to $2,343,000 for the quarter ended September 30, 2013. Salaries and employee benefits, the largest component of noninterest expenses, increased $185,000 for the three months ended September 30, 2014 compared to the same period in 2013. This increase was due to normal wage increases along with increases in staff. OREO and foreclosure expenses decreased $84,000 primarily as a result of decreased expenses overall due to the reduction in volume of OREO. The quarter ended September 30, 2014 included a $270,000 FHLB prepayment penalty due to the Bank’s decision to pay off $5,000,000 of higher cost FHLB advances during the quarter. FDIC deposit insurance premiums decreased $78,000 due to the Bank’s improved risk rating.

Total noninterest expenses increased $276,000, or 3.9%, for the nine months ended September 30, 2014, to $7,315,000 compared to $7,039,000 for the nine months ended September 30, 2013. Salaries and employee benefits, the largest component of noninterest expenses, increased $260,000 for the nine months ended September 30, 2014 compared to the same period in 2013. This increase was due to normal wage increases along with increases in staff. OREO and foreclosure expenses decreased $239,000 primarily as a result of decreased expenses overall due to the reduction in volume of OREO. The nine months ended September 30, 2013 had $288,000 in OREO valuation adjustments on properties compared to $112,000 in the nine months ended September 30, 2014. The nine months ended September 30, 2014 included a $270,000 FHLB prepayment penalty. FDIC deposit insurance premiums decreased $93,000 due to the Bank’s improved risk rating.

Income Tax Expense

The Company has a net operating loss carry-forward for federal tax purposes for the three months ended September 30, 2014 and September 30, 2013. Also, the Bank had state tax expense in the three months ended September 30, 2014 and September 30, 2013 due to net income at the Bank level. See “Critical Accounting Policies — Income Taxes” and “Critical Accounting Policies — Deferred Tax Asset” above. In evaluating whether the full benefit of the net deferred tax asset will be realized, management considered both positive and negative evidence including recent earnings trends, projected earnings and asset quality. As of September 30, 2014, management concluded that the positive evidence outweighed the negative evidence in determining realization of any deferred tax temporary differences. The Company is three years cumulatively profitable and has been profitable for the last twelve quarters. The Bank is deemed to be “well capitalized” with Tier one leverage and Total risk based capital ratios of 9.69% and 16.54%, respectively. The Company will continue to monitor deferred tax assets closely to evaluate future realization of the full benefit of the net deferred tax asset and the potential need to establish a valuation allowance.

BALANCE SHEET REVIEW

Loans

The Company’s outstanding loans represented the largest component of earning assets at 55.1% of total earning assets as of September 30, 2014. The Company’s gross loans totaled $187,694,000 as of September 30, 2014, an increase of $535,000, or 0.3%, from gross loans of $187,159,000 as of December 31, 2013. Adjustable rate loans totaled 46.3% of the Company’s loan portfolio as of September 30, 2014, which allows the Company to be in a favorable position as interest rates rise. The Company’s loan portfolio consists primarily of real estate mortgage loans, commercial loans and consumer loans with concentrations in commercial real estate, including construction and land development loans. Substantially all of these loans are to borrowers located in South Carolina, with the majority located in the Company’s local market area.

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

Allowance for Loan Losses

The Company’s allowance for loan losses at September 30, 2014 was $2,937,000, or 1.56% of gross loans outstanding, compared to $3,260,000 or 1.74% of gross loans outstanding at December 31, 2013. The net decrease of 0.18% in the allowance ratio was a result of improved loan credit quality metrics, in particular, historical loan loss experience and net recoveries during 2014 that warranted a non-cash provision reversal of $700,000 during the first quarter of 2014. The allowance at September 30, 2014 included an allocation of $90,000 related to specifically identified impaired loans compared to an allocation of $113,000 related to specifically identified impaired loans at December 31, 2013.

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

At September 30, 2014, the Company had $2,481,000 in non-performing assets, comprised of non-accruing loans of $1,606,000 and $875,000 in OREO. This compares to $4,827,000 in non-performing assets, comprised of $2,552,000 in non-accruing loans and $2,275,000 in OREO at December 31, 2013. All of the non-performing loans were real estate loans at September 30, 2014. All nonperforming real estate loans have annual appraisals to support the loan balances.

The Company had a net recovery of charge-offs of $377,000 and $167,000 for the first nine months of 2014 and 2013, respectively. The allowance for loan losses as a percentage of non-performing loans was 182.9% and 127.7% as of September 30, 2014 and December 31, 2013, respectively.

Troubled debt restructured loans (“TDRs”), which are included in the impaired loan totals, were $2,803,000 and $2,937,000 at September 30, 2014 and December 31, 2013, respectively. TDRs on non-accrual were $1,503,000 and $1,635,000 at September 30, 2014 and December 31, 2013, respectively. This decrease in TDRs was a result of principal reductions through payments.

The Company’s potential problem loans, which are not included in non-performing or impaired loans, amounted to $9,710,000, or 5.2% of total loans outstanding at September 30, 2014 compared to $12,025,000, or 6.4% of totals loans outstanding at December 31, 2013. Potential problem loans represent those loans with a well-defined weakness and those loans where information about possible credit problems of borrowers or the performance of construction or development projects has caused management to have concerns about the borrower’s ability to comply with present repayment terms.

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

As of September 30, 2014, investment securities totaled $140,653,000 or 41.8% of total earning assets. Investment securities as of September 30, 2014 decreased $2,299,000, or 1.6%, from $142,952,000 as of December 31, 2013, due to the purchase of $9,679,000 in municipal securities, $7,529,000 in mortgage backed securities and $17,278,000 in U.S. government and other agency obligations, offset by the call or maturity of five securities totaling $2,605,000, the sale, net of gains and losses, of twenty-eight securities totaling $30,792,000, cash inflows from principal payments on mortgage backed securities of $4,127,000, premium amortization on securities of $996,000, and a decrease in unrealized losses of $3,465,000.

Cash and Cash Equivalents

The Company’s cash and cash equivalents were $12,002,000 at September 30, 2014, compared to $5,929,000 at December 31, 2013, an increase of $6,073,000. This is a normal fluctuation. Balances due from bank accounts vary depending on the settlement of cash letters and other transactions.

Deposits

The Company receives its primary source of funding for loans and investments from its deposit accounts. The Company takes into consideration liquidity needs, direction and level of interest rates and market conditions when pricing deposits. At September 30, 2014 and December 31, 2013, interest bearing deposits comprised 81.7% and 84.8% of total deposits, respectively. Total deposits increased to $255,372,000 as of September 30, 2014 compared to $253,388,000 as of December 31, 2013. An increase of $8,065,000 in demand deposits and $5,269,000 in savings and negotiable order of withdrawal accounts was offset by a decrease of $11,350,000 in retail certificates of deposit. Total core deposits, defined as all deposits excluding time deposits of $100,000 or more and brokered deposits have increased by $8,321,000 in the nine months ended September 30, 2014. The increase in core deposits as well as total deposits is seasonal due to several public agency accounts that increase due to tax revenue in the first quarter and then subsequently decline in the second through the fourth quarters.

Borrowings

The Company’s borrowings are comprised of federal funds purchased, repurchase agreements, long-term advances from the FHLB of Atlanta, and subordinated debentures. At September 30, 2014, total borrowings were $81,096,000, compared with $74,341,000 as of December 31, 2013. At September 30, 2014 and December 31, 2013, long term repurchase agreements were $15,000,000. Notes payable to the FHLB of Atlanta totaled $48,800,000 and $48,000,000 as of September 30, 2014 and December 31, 2013, respectively. The weighted average rate of interest for the Company’s portfolio of FHLB of Atlanta advances was 1.24% and 1.91% as of September 30, 2014 and December 31, 2013, respectively. The weighted average remaining maturity for FHLB of Atlanta advances was 0.95 years as of September 30, 2014 and 1.26 years as of December 31, 2013.

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

On June 11, 2014 the Company issued $1,980,000 of Series A 5% Subordinated Notes due June 30, 2022 (the “Series A Notes”) in a private placement. The Series A Notes initially accrue interest at a rate of 5% payable at the end of each calendar quarter. The interest rate increases to 7% effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series A Notes at any time after June 30, 2016. The Series A Notes are not convertible into common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security. The sole purpose of the Series A Note offering was to repurchase a portion of the Company’s outstanding TARP Preferred Stock.

On July 23, 2014 the Company issued $3,975,000 of Series B 5% Subordinated Notes due June 30, 2022 (the “Series B Notes”) in a private placement. The Series B Notes initially accrue interest at a rate of 5% payable at the end of each calendar quarter. The interest rate increases to 7% effective July 1, 2017. The Company may prepay all or any part of the outstanding principal amount of the Series B Notes at any time after June 30, 2016. The Series B Notes are not convertible into common stock or any other securities of the Company and are not secured by any collateral, guaranty, insurance, sinking fund or other form of security. The sole purpose of the Series B Note offering was to repurchase a portion of the Company’s outstanding TARP Preferred Stock.

Off-Balance Sheet Financial Instruments

The Company has certain off-balance-sheet instruments in the form of contractual commitments to extend credit to customers and standby letters of credit. The commitments to extend credit are legally binding and have set expiration dates and are at predetermined interest rates. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party, which are issued primarily to support public and private borrowing arrangements. The underwriting criteria for these commitments are the same as for loans in the loan portfolio. Collateral is also obtained, if necessary, based on the credit evaluation of each borrower. Although many of the commitments will expire unused, management believes there are adequate resources to fund these commitments. Contractual commitments to extend credit to customers and standby letters of credit are commonly needed by commercial banking customers and are offered by the Bank to serve its commercial customer base. At September 30, 2014 and December 31, 2013, the Company’s commitments to extend credit totaled $37,037,000 and $31,324,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity — Bank

Liquidity represents the ability of a company to quickly convert assets into cash or cash equivalents without significant loss, and the ability to raise additional funds by increasing liabilities. Liquidity management involves monitoring sources and uses of funds to meet day-to-day cash flow requirements while maximizing profits. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities in our investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Liquidity is also a measure of the Bank’s ability to provide funds to meet the needs of depositors and borrowers. The Bank’s primary goal is to meet these needs at all times. In addition to these basic cash needs, the Bank must meet liquidity requirements created by daily operations and regulatory requirements. Liquidity requirements of the Bank are met primarily through two categories of funding: core deposits and borrowings. In the first nine months of 2014, liquidity needs were met through maintaining core deposits and borrowings.

Core deposits, which are generally the result of stable consumer and commercial banking relationships, are considered to be a relatively stable component of the Bank’s mix of liabilities. At September 30, 2014, core deposits totaled $214,148,000, or 83.8%, of the Bank’s total deposits, compared to $205,756,000, or 81.2%, of the Bank’s total deposits as of December 31, 2013.

Unsecured lines of credit with correspondent banks are also sources of liquidity. The Bank had unsecured federal funds lines of credit with correspondent banks totaling $19,500,000 and $16,000,000 available for use as of September 30, 2014 and December 31, 2013, respectively. The Bank also has a collateralized borrowing capacity of 25% of total assets from the FHLB. Outstanding FHLB borrowings totaled $48,800,000 and $48,000,000 at September 30, 2014 and December 31, 2013, respectively. Unused available FHLB borrowings totaled $41,770,000 and $43,020,000 at September 30, 2014 and December 31, 2013, respectively, and were subject to collateral availability. The Bank has additional borrowing capacity through the Federal Reserve Bank “discount window” and has pledged a portion of its consumer and commercial loan portfolio as collateral for $13,569,000 in unused available credit as of September 30, 2014.

The Bank’s liquidity ratio (cash, federal funds and unpledged securities available for sale divided by total deposits) has increased from 35.6% to 38.2% from December 31, 2013 to September 30, 2014 which is a normal fluctuation.

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

Liquidity — Parent Holding Company

Greer Bancshares Incorporated, the Bank’s parent holding company (the “Company”) generally has liquidity needs to pay limited operating expenses and dividends. These liquidity needs currently include interest on various subordinated debt. Any cash dividends paid to shareholders, as well as the Company’s other liquidity needs, are typically funded by dividends from the Bank and rental income of land leased to the Bank. The Company had $171,000 in cash as of September 30, 2014 to meet short term liquidity needs. The Company will require funding from the Bank in the first quarter of 2015 due to scheduled payments for various subordinated debt interest.

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

Dividends — Company

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

The Bank exceeded minimum regulatory capital requirements at September 30, 2014 as set forth in the following table:

(Dollars in thousands)

			For Capital Adequacy Purposes		To meet the requirements of the MOU
Bank:	Actual		Minimum		Minimum
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014
Total risk-based capital (to risk-weighted assets)	$37,313	16.54%	$18,051	8.0%	N/A	N/A
Tier 1 capital (to risk-weighted assets)	$34,492	15.29%	$9,025	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$34,492	9.69%	$14,342	4.0%	N/A	N/A

As of December 31, 2013
Total risk-based capital (to risk-weighted assets)	$41,446	17.61%	$18,831	8.0%	$23,539	10.0%
Tier 1 capital (to risk-weighted assets)	$38,500	16.36%	$9.416	4.0%	N/A	N/A
Tier 1 capital (leverage) (to average assets)	$38,500	10.78%	$14.418	4.0%	$28,837	8.0%

The Company is also subject to certain capital requirements as noted above. At September 30, 2014, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital (leverage) ratio and the total risk-based capital ratio were 11.35%, 7.15% and 14.33%, respectively. At December 31, 2013, the Company’s Tier 1 risk-based capital ratio, Tier 1 capital ratio and the total risk-based capital ratio were 15.72%, 10.28% and 17.66%, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the current disclosure controls and procedures are effective as of September 30, 2014. There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed elsewhere in this report, on July 23, 2014, after receiving regulatory approval, the Company repurchased $5,363,000 in principal amount of the TARP Preferred Stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Volume) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	5,363 of TARP Preferred	$1,000	—	—
August 1, 2014 to August 31, 2014	—	—	—	—
September 1, 2014 to September 30, 2014	—	—	—	—
Total	5,363 of TARP Preferred	$1,000	—	—

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits

10.1
Employment Agreement between Greer Bancshares Incorporated and George W. Burdette dated September 5, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014.

10.2
Severance Agreement and General Release by and between Greer State Bank and Victor K. Grout dated September 29, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014.

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

GREER BANCSHARES INCORPORATED

Dated: November 12, 2014	/s/ George W. Burdette
George W. Burdette President and Chief Executive Officer

Dated: November 12, 2014	/s/ J. Richard Medlock, Jr.
J. Richard Medlock, Jr. Chief Financial Officer

INDEX TO EXHIBITS

10.1
Employment Agreement between Greer Bancshares Incorporated and George W. Burdette dated September 5, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2014.

10.2
Severance Agreement and General Release by and between Greer State Bank and Victor K. Grout dated September 29, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2014.

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